Form 10KSB/A
period 1996-02-29
ORYX TECHNOLOGY CORP
filed 1996-06-28
CIK 915355

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-KSB/A1
(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended    February 29, 1996
                           ---------------------
                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to
                                --------------      --------------------

                         Commission File Number: 1-12680

                              ORYX TECHNOLOGY CORP.
             (Exact name of Registrant as specified in its Charter)


          Delaware                              12-2115841
- --------------------------------------------------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


47341 Bayside Parkway, Fremont, California                    94538
- -------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's Telephone Number, including area code:     (510) 249-1144
Securities registered pursuant to Section 12(b) of the Act:


                                           Name of each exchange
        Title on each Class                on which registered
        -------------------                -------------------

Common Stock, $.001 par value              NASDAQ/Pacific Stock Exchange
- -----------------------------              -----------------------------

Common Stock Purchase Warrants             NASDAQ/Pacific Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                      None
- --------------------------------------------------------------------------------
                                (Title of Class)


- --------------------------------------------------------------------------------
                                (Title of Class)

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        The names and ages of the Company's directors and executive officers are as follows:

    Name                                Position                      Age
    ----                                --------                      ---
Arvind Patel                 Chief Executive Officer and               49
                             Director

Andrew G. Wilson             Chief Financial Officer                   40

Dr. John H. Abeles           Chairman of the Board and                 51
                             Director

Andrew Intrater              Secretary, Treasurer                      33
                             and Director

Jay M. Haft                  Director                                  60

Nitin T. Mehta               Director                                  49

Ted D. Morgan                Director                                  54

Bruce L. Schindler           Director                                  52

        ARVIND PATEL has served as Chief Executive Officer of the Company from its organization through July 1993. Between July 1993 and October 1993, Mr. Patel served as Executive Chairman of the Company. From October 1993 to the present, Mr. Patel has served as Chief Executive Officer of the Company. Mr. Patel has served as a Director of the Company from its organization to the present. Between February 1987 and June 1992, Mr. Patel was a General Partner of Praktek Corp. and Managing Director of its affiliate, Praktek Venture Fund, San Francisco, California, which provided asset management services and financing for various commercial entities especially those engaged in advanced technology operations. Prior thereto, between June 1985 and January, 1987, Mr. Patel was President and Chief Executive Officer of Upstart Computer Corporation, Emeryville, California, a manufacturer of computer peripheral equipment. Mr. Patel received his B.S. in Mechanical Engineering and M.B.A. from London University.

        ANDREW G. WILSON has served as Chief Financial Officer since November 1993 with additional responsibilities for human resources. From October 1992 through September 1993, Mr. Wilson was Vice President-Finance and Operations and Chief Financial Officer for Meta Software, Inc., Campbell, California, a computer software company. From January 1988 through August 1992, Mr. Wilson was Vice President Finance and Chief Financial Officer for Interlink Computer Services Inc., Fremont, California, a privately held company specializing in the development and sales of networking software. Mr. Wilson received his B.A. in Economics from the University of Manchester in Great Britain and is a member of the Institute of Chartered Accountants in both England and Wales.

        JOHN H. ABELES, M.D., has been a director of the Company since its organization in July 1993 and of ATI commencing October 1991 and Chairman of the Board of the Company since October 1993. Since March 1992, Dr. Abeles has been General Partner of Northlea Partners Ltd. ("Northlea Partners"), Boca Raton, Florida, a private investment partnership. Since 1980, Dr. Abeles has been President of MedVest, Inc., Boca Raton, Florida, a business and financial consulting firm. Dr. Abeles serves on the Board of Directors of I- Flow Corporation, Irvine, California, a publicly traded company which manufactures infusion devices, DUSA Pharmaceuticals, Inc., a publicly traded company which is developing photodynamic therapy products, and Accumed International, Chicago, Illinois, a publicly traded company which produces diagnostic tests. He is President and a Director of Healthcare Acquisition Corporation, a publicly traded special purpose acquisition corporation.

        ANDREW INTRATER has been employed in various executive capacities with the Company since its organization in July, 1993 and with ATI, the Company's predecessor corporation, since 1981. Mr. Intrater was Chief Operating Officer of ATI since May 1993, and Chief Operating Officer through November 1995 and became Chief Operating Officer of Oryx Instruments and Materials, Secretary, Treasurer and a Director of the Company from its organization through August 1995. Between September 1985 and May 1993, Mr. Intrater served as President of ATI and has been a director of the Company and its predecessor in interest since 1983. Mr. Intrater received his B.S. in Chemical Engineering from Rutgers University and M.S. in Materials Science from Columbia University.

        JAY M. HAFT has served as a director of the Company since February 1995. He is a strategic consultant of growth stage companies. He specializes in international corporate finance, mergers and acquisitions, and in the representation of emerging growth companies. He has actively participated in strategic planning and fund raising for many of his clients, including high-tech companies, leading edge medical technology companies and technical product and marketing companies. He is a Managing General Partner of Venture Capital Associates, Ltd. and GenAm "1" Venture Fund, a domestic and international venture capital fund, respectively. Mr. Haft is a Director of numerous public and private corporations, including the following: Robotic Vision Systems, Inc.
(OTC),  Noise  Cancellation   Technologies,   Inc.  (OTC),  Extech  Inc.  (OTC),

Healthcare  Acquisition  Corp. (OTC), CAS Medical Systems (OTC),  Viragen,  Inc.
(OTC), PC Service Source, Inc. (OTC), and Nova Technologies, Inc. (OTC). He serves as Chairman of the Board for Noise Cancellation Technologies, Inc., Extech, Inc., and Healthcare Acquisition Corp. He is currently of counsel to Parker Duryee Rosoff & Haft, in New York. He was previously a senior corporate partner of such firm (1989-1995). He is a graduate of Yale College and Law School.

        NITIN T. MEHTA has served as a director of the Company since March 1995. He is CEO of Mehta & Company, Inc., a merchant banking firm founded in 1988 to assist companies in developing strategies to create wealth for their shareholders. He is also CEO and Chairman of Compex Services, Inc. Prior to founding Mehta & Company, he was a General Partner of an investment firm, Weiss, Peck and Greer Venture Partners. He was an investor and COO of James River-Handi-Kup Company. Prior to that he was Senior Vice President with Royal Viking Line. He serves on various Boards such as non-profit organizations including Fort Mason Center Foundation and the San Francisco Zoo. He holds a BSME summa cum laude from S.D. Tech, and MBA from the University of Wisconsin and a Doctorate in Business Policy from the Harvard Business School.

        TED D. MORGAN was recently elected as a director of the Company in April 1996. He is Founder and Managing Partner of Alternative Technologies International ("ATI"), Santa Rosa, California. ATI is an international financial advisory firm specializing in services for emerging growth companies with unique proprietary technologies. Prior to founding ATI, he developed several companies including the Office Club which merged with Office Depot in 1990.

        BRUCE L. SCHINDLER has served as a director of the Company since February 1995. He is currently an independent investor. Previously, he was involved in arena financing and the development of several companies. He received his B.S. in Finance from New York University.

        Of the Company's seven current directors, Dr. Abeles, and Messrs. Mehta, Schindler, Haft and Morgan are independent directors. J.W. Charles Securities, Inc. and Corporate Securities Group, Inc., the Representatives of the Underwriters of the Company's previous public offering conducted in 1994, have been provided the right to designate a nominee to the Company's Board of Directors for a period of five years commencing April 6, 1994, and the Company's officers, directors and affiliated stockholders had agreed to vote in favor of such nominee during this period. The Representatives exercised this right in January 1995, nominating Mr. Schindler to be elected as a Director, and he was duly appointed in February 1995. The Company has agreed with Yorkton Securities, the Placement Agent for the private placement of certain securities offerings conducted by the Company in 1996, that Yorkton Securities will have the right to nominate up to two Company Directors. Of the current Directors, Mr. Ted Morgan is the only designee and he was appointed in April 1996.

Board Committees and Meetings
- -----------------------------

        During the fiscal year ending February 29, 1996, there were 11 Meetings of the Company's Board of Directors. Each Board member attended 75% or more of the aggregate of the Meetings of the Board of Directors and the Meetings of all Committees of the Board of Directors on which he served.

        The Audit Committee was established on March 28, 1995. The members of the Audit Committee are Nitin T. Mehta and Bruce L. Schindler, neither of whom are employees of the Company. The functions of the Audit Committee are to define the scope of the audit, review the auditor's reports and comments, and monitor the internal auditing procedures of the Company. The Audit Committee met on June 27, 1996.

        The Compensation Committee was established on March 28, 1995. The members of the Compensation Committee are Dr. John H. Abeles, Jay M. Haft,and Nitin T. Mehta, none of whom are employed by the Company. The Compensation Committee makes recommendations with respect to compensation of senior officers and granting of stock options and stock awards. The Compensation Committee met on June 27, 1996.

        There is no Nominating Committee of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
- --------------------------------------------------------------------

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended February 29, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied within a timely manner.

Item 10.       Executive Compensation

Cash Compensation
- -----------------

        The following table sets forth the total compensation earned by the Chief Executive Officer and the Company's other executive officers whose total salary and bonus compensation exceeded $100,000 for services rendered in all capacities for the year ended February 29, 1996 and for the years ended February 28, 1995 and 1994.

Name and
Principal                 Fiscal                                 Other Annual
Position                  Year          Salary          Bonus    Compensation*
- --------                  ----          ------          -----    -------------

Arvind Patel,             1996          $140,996        $ --        $3,600
Chief Executive           1995          $128,397        $ --        $ --
Officer                   1994          $ 97,821        $ --        $ --

Andrew Intrater           1996          $103,063        $ --        $8,578*
President, Trea-          1995          $ 93,583        $ --        $8,578*
surer and Secretary       1994          $ 82,538        $ --        $8,578*

Andrew Wilson             1996          $108,064        $ --        $ --
Chief Financial           1995          $ 97,563        $ --        $ --
Officer                   1994          $ 25,307        $ --        $ --

Kailash Joshi             1995          $133,211        $ --        $ --
President                 1994          $ 64,744        $ --        $ --

- ----------------

* Other compensation in relation to Mr. Intrater consists of premiums paid on behalf of Mr. Intrater for term life insurance in the face amount of $1,000,000 which is payable to Mr. Intrater's beneficiary upon his death, less the amount of the premiums theretofore paid on his behalf which are remitted to the Company. The table does not include other amounts for personal benefits received by employees in general. The Company also acquired key man insurance on the life of Mr. Patel of which it is the beneficiary. The Company believes that the incremental costs of such benefits to each of the identified executive officers did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of such executive officers.

        The following table sets forth as to the Chief Executive Officer and each of the executive officers named under the Summary Compensation Table, certain information with respect to grants of options to purchase shares of Common Stock of the Company as of and for the year ended February 29, 1996.

                                       Option/SAR Grants
                                 Year Ended February 29, 1996

                    Number of        % of Total
                    Securities       Options/
                    Underlying       SARs          Exercise
                    Option/SARs      Granted to    or Base            Expira-
                    Granted          Employees     Price              tion
                    Number (#)       in 1996       ($ per Share)      Date
                    ----------       -------       -------------      ----

Arvind Patel            -0-             $ -           $ -                -
Andrew Intrater         -0-             $ -           $ -                -
Kailash Joshi           -0-             $ -           $ -                -
- --------------------------


Employment Agreements
- ---------------------

        The Company has entered into an employment agreement dated as of April 15, 1993 with Mr. Arvind Patel, terminable immediately by either party, providing for annual compensation of $137,000 during the term of the agreement. In the event Mr. Patel dies, becomes disabled or is terminated without cause by the Company, he or his estate will receive his annual compensation for six months. Mr. Patel has also entered into a non-competition agreement with the Company which precludes his engagement in competitive activities during the term of his employment, precludes him from soliciting customers and employees of the Company for a period of twelve months following termination of his employment, and also requires Mr. Patel to maintain the confidentiality of information and proprietary data relating to the Company and its activities.

        The Company has also entered into an employment agreement dated as of May 3, 1993 with Mr. Andrew Intrater, terminable immediately by either party, providing for annual compensation of $100,000 during the term of the agreement. In the event Mr. Intrater is terminated without cause by the Company, he will receive his annual compensation for a period of six months. Mr. Intrater has also entered into a non-competition agreement with the Company which precludes his engagement in competitive activities during the term of his employment, precludes him from soliciting customers and employees of the Company for a period of twelve months following termination of his employment, and also requires Mr. Intrater to maintain the confidentiality of information and proprietary data relating to the Company and its activities.

        The Company plans to establish during its 1997 fiscal year a bonus incentive program for its executive management personnel pursuant to which executives will have the opportunity to earn as a bonus up to 30% of their base salary based on a combination of individual performance and profitability of the Company or product line. The program will be administered by an independent compensation committee of the Board of Directors, consisting of Messrs. Abeles and Mehta.

        Dr. John H. Abeles, the Company's Chairman of the Board and a director of the Company since October 1991, received a bonus of $1,600 which was awarded to him by the Board of Directors in October 1993 for general services provided to the Company as an unpaid director and his agreement to serve as Chairman of the Board.

        The Company currently offers basic health and major medical insurance to its employees. The Company has adopted a non-contributory 401(k) Plan for its employees who wish to participate on a voluntary basis, but no retirement, pension or similar program has been adopted by the Company.

Remuneration of Non-Employee Directors
- --------------------------------------

        Each member of the Board of Directors who is not an employee of the Company is compensated for his services as a Director as follows: $750.00 for each Board Meeting attended in person, and $250.00 for each Board Meeting attended by telephone.

Description of Incentive and Nonqualified Stock Option Plan
- -----------------------------------------------------------

        On March 3, 1993, the Company adopted its Incentive and Nonqualified Stock Option Plan (the "Plan") under which, as subsequently amended, 1,125,000 shares of Common Stock have been reserved for issuance to officers, directors, employees and consultants of the Company upon exercise of options designated as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 or upon exercise of nonstatutory options. The primary purpose of the Plan is to attract and retain capable executives, employees, directors, advisory board members and other consultants by offering such individuals a greater personal interest in the Company's business by encouraging stock ownership. The Plan is administered by a compensation committee consisting of outside members of the Board of Directors which will determine, among other things, the persons to be granted options, the number of shares subject to each option and the option price. The Plan terminates on March 3, 2003.

        The exercise price of any incentive stock option granted under the Plan to an eligible employee must be equal to the fair market value of the shares on the date of grant, and with respect to persons owning more than 10% of the outstanding Common Stock, the exercise price may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. The Compensation Committee will determine the term of each option and the manner in which it may be exercised provided that no incentive stock option may be exercisable more than ten years after the date of grant, except for optionees who own more than 10% of the Company's Common Stock, in which case the option may not be for more than five years. Further, no Director of the Company or other person who is not an employee of the Company will be eligible to receive incentive stock options. From the date of grant until three months prior to the exercise, the optionee must be an employee of the Company in order to exercise any options, except in the case of disability or death of the employee. Options are not transferable except upon the death of the optionee. In the event of disability, options must be exercised within twelve months of termination of employment as determined by the Compensation Committee. Nonqualified options will have similar terms except the exercise price therefor may not be less than 85% of the fair market value of the shares underlying such options, and the term of such nonqualified options may not extend beyond ten years and one week. The Compensation Committee has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option.

        The Company has issued  options to purchase an  aggregate  of  1,263,109 shares of Common Stock of the Company pursuant to the Plan to the following officers and key employees of the Company (as well as other employees of the Company) at the weighted average exercise prices described below:

                                                            Weighted
                                                             Average
                                      Number                 Exercise
        Name                        of Shares                 Price
        ----                        ---------                 -----

        Arvind R. Patel                241,569                 $1.807
        Andrew Wilson                  110,719                 $1.959
        Andrew Intrater                 95,625                 $1.923
        Karen P. Shrier                 84,000                 $1.072
        Ronald N. Spaight               34,656                 $1.389
        Bernard Hall                    60,269                 $1.695
        James Intrater                  52,250                 $1.931
        Robert Jaynes                   30,000                 $2.000
        Thomas Landgraf                 12,000                 $1.375

Under the terms of the grant, the options will vest in various increments over various periods following the date of grant, except with respect to Messrs. Patel, Wilson, A. Intrater, Ms. Shrier and Messrs. Spaight, Hall, J. Intrater, Jaynes and Landgraf, as to whom options to purchase 64,888, 24,469, 24,375, 11,400, 2,500, 12,269, 12,500, 75,000 and 3,000, respectively, vested at the date of grant. In addition, in the event of an optionee's disability, all options granted will immediately vest, and in the event of an optionee's death, all options will similarly vest but expire one year thereafter. In the event the optionee voluntarily terminates his or her employment or should such employment be terminated by the Company, options that are vested through the date of termination may be exercised for a period of three months following the date of termination.

Directors' Non-Qualified Stock Option Plan
- ------------------------------------------

        At the Company's 1995 Annual Stockholders' Meeting, the Company's stockholders approved the establishment of the 1995 Directors Non-Qualified Stock Option Plan (the "Directors Plan") providing for grants to the Company's non-employee Directors ("Outside Directors") in order to attract and retain Outside Directors who possess a high degree of competence, experience, leadership and motivation. Under Rule 16b-3 ("Rule 16b-3") promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), options grants to officers and directors are not subject to the short-swing profit prohibitions set forth in Section 16(b) of the Exchange Act if the option plan is administered by the Board of Directors, if each member is "disinterested", or a committee of the Board each member of which is "disinterested", i.e., a director who is not, during the one year period prior to service as an administrator of a plan, or during such service, granted or awarded equity securities pursuant to the Plan. Because the Company's Plan does not provide for formula-based stock option grants, any option grants made thereunder to the Company's Outside Directors who also serve on the Compensation Committee, namely Dr. Abeles and Messrs. Haft and Mehta will disqualify future and contemporaneous grants under the current program from the exemption provided in Rule 16b-3 and subject all future option grants to the Company's officers and directors to the short-swing profit prohibitions of Section 16(b) of the Exchange Act. Accordingly, in order to reward its present Outside Directors, attract additional Outside Directors, and align the Outside Directors' interests with those of the Company's stockholders, the Board of Directors and the Compensation Committee deemed it advisable to adopt the Directors Plan under which non-qualified stock options to purchase 225,000 shares of the Company's Common Stock may be granted to the Company's Outside Directors.

        A total of 225,000 shares of Common Stock were reserved for issuance to the Company's Outside Directors upon exercise of non-qualified options. The Director's Plan is administered by the Compensation Committee of the Company's Board of Directors, which will at all times consist solely of Outside Directors. Under the Directors Plan, each current Outside Director, namely Dr. Abeles and Messrs. Haft, Mehta, Morgan and Schindler, initially received options to purchase 45,000 shares of the Company's Common Stock, effective as of February 6, 1995 or such later date on which such Outside Director was appointed to the Board of Directors. However, the grant date of such initial grants was August 1, 1995, the date of the Company's Annual Meeting of Stockholders at which the

Directors Plan was approved, for purposes of determining the exercise price. Each Outside Director who joins the Company's Board of Directors subsequent to the approval of the Directors Plan will initially receive options to purchase 45,000 shares of the Company's Common Stock, effective as of the date he or she is appointed or elected to the Company's Board of Directors. In addition, each Outside Director will be granted options to purchase 15,000 shares of the Company's Common Stock at such time as his or her initial grants described above are fully vested.

        All options granted under the Directors Plan will vest in three equal annual installments commencing with the date of grant, provided that the Outside Director continues to serve on the Company's Board of Directors. The exercise price of the options granted under the Directors Plan will be equal to the fair market value of the Company's Common Stock on the date of grant. The options are not transferable except upon the death of the optionee. In the event of an optionee's disability, all options granted will immediately vest, and in the event of an optionee's death, all options will similarly vest but expire one year thereafter. In the event the optionee voluntarily resigns from the Board of Directors or declines to stand for reelection, options that are vested through the date of such resignation or declination may be exercised for a period of three months thereafter. The Directors Plan provides that it may not be amended more than once every six months, other than to comport with changes in the Internal Revenue Code of 1986, as amended, the Employee Retirement Income Security Act, or the rules thereunder. The Compensation Committee has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option.

Additional Grants of Options
- ----------------------------

        In addition to the options issued pursuant to the Plan, on August 1, 1993, the Company issued nonqualified options to Mr. William Wittmeyer to purchase 6,375 shares of Common Stock of the Company at an exercise price of $1.07 per share for services rendered in connection with the acquisition by the Company of IMCS. The options were immediately vested and expire five years following the date of vesting. On July 15, 1993, the Company issued nonqualified options to Mr. Arthur Barufka to purchase 15,000 shares of the Common Stock of the Company at an exercise price of $1.07 per share for financial advisory services unrelated to the initial public offering. The options were immediately vested and expire three years following the date of grant.

        On May 10, 1994, the Company issued nonqualified options to Materials Modification, Inc. and Ms. Renee Ford, consultants to the Company, to purchase 3,000 shares and 9,000 shares of Common Stock of the Company, respectively, at an exercise price of $1.07 per share. The options were immediately vested and expire ten years following the date of vesting.

Subsidiary Stock Plans
- ----------------------

        In November 1995, the Company's newly formed, wholly-owned subsidiaries, Oryx Power Products Corporation, Oryx Instruments and Materials Corporation and SurgX Corporation, each adopted stock option plans under which the Board of Directors of each of the subsidiaries granted options to management to purchase Class B common shares in the subsidiaries at at least their fair market values as determined by each Board of Directors. Class B common shares authorized for issuance in each of the Subsidiaries are identical to the 10,000,000 shares of Class A common shares owned by the Company, except the Class A common shares possess a liquidation preference. The Board of Directors authorized 1,500,000 million shares of Class B common shares for each of the three Subsidiaries to be available for issuance under these stock plans. Such options are not transferable except in the event of a public offering of the Subsidiaries' stock, and may be repurchased by the Company at its option. Grants under the plan are for amounts, vesting periods and option terms established by each subsidiary's Board of Directors.

        Subsidiary stock options granted, and which vest ratably over a five year period, are as follows:

Oryx Instrument and Materials Corporation                      920,000
Oryx Power Products Corporation                                992,000
SurgX Corporation                                              280,000

        The sole officer and/or Director of the Company to receive options pursuant to the Subsidiary stock option program was Andrew Intrater, Secretary, Treasurer and a Director of the Company, who received options to purchase 340,000 shares of Oryx Instrument and Materials Corporation exercisable at $.45 per share.

Item 10.       Security Ownership of Certain Beneficial Owners and
               Management

        The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of May 31, 1996 (i) by each person who is known to the Company to be the owner of more than five percent (5%) of the Company's Common Stock, (ii) by each of the Company's Directors, (iii) by each of the Company's executive officers, and (iv) by all Directors and executive officers of the Company as a group. As of May 31, 1996, there were issued and outstanding 10,020,668 shares of Common Stock of the Company.

                                             Number of
                                             Shares of
                                             Common Stock            Percent of
  Name and Address                           Beneficially            Beneficial
or Identity of Group                         Owned                   Ownership
- --------------------                         -----                   ---------

Arvind Patel (1)                             255,414                    2.5%
47341 Bayside Parkway
Fremont, CA  94538

Andrew Intrater (2)                          204,526                    2.0%
47341 Bayside Parkway
Fremont, CA  94538

Andrew Wilson (3)                             47,219                    0.5%
47341 Bayside Parkway
Fremont, CA  94538

John Abeles (4)                              514,183                    5.1%
2365 Northwest 41st Street
Boca Raton, FL  33431

Jay M. Haft(5)                               114,600                    1.1%
2 Grove Isle Dr, #1208B
Coconut Grove, FL  33122

Nitin T. Mehta (6)                           715,352                    7.1%
58 Greenoaks Drive
Atherton, CA  94027

Ted D. Morgan (7)                             15,000                    0.1%
5213 El Mecado Parkway
Santa Rosa, CA 95403(7)

Bruce L. Schindler (8)                       114,167                    1.1%
2255 Glades Road, #324A
Boca Raton, FL  33431

Windstar Investments N.V.                    666,667                    6.7%
200 East Broward Blvd.,
Suite 1900
Fort Lauderdale, FL  33302

Equitable Life Assurance                   1,000,000                   10.0%
Society
City Place House
55 Basinghall Street
London EC2V 5DR

                                             Number of
                                             Shares of
                                             Common Stock            Percent of
  Name and Address                           Beneficially            Beneficial
or Identity of Group                         Owned                   Ownership
- --------------------                         -----                   ---------

Valeo Limited                                872,000                    8.7%
4th Floor, Celtic House
Victoria Street
Douglas, Isle of Man
IM99 1QZ British Isles

Clarion Finanz AG                            690,000                    6.9%
Muhlebachstrasse 42
8024 Zurich
Switzerland

All Officers and Directors
as a Group (8 persons) (9)                 1,956,809                   19.5%

(1) Includes 95,460 shares subject to stock options and 35,000 shares held as a custodian for Mr. Patel's minor children. Also includes 16,096 shares of Common Stock issuable upon conversion of the 1996 Bridge Warrant (assuming $20,166 of principal and interest due under 1996 Bridge Note).

(2)     Includes 30,938 shares subject to stock options.

(3)     Includes 37,219 shares subject to stock options.

(4) Includes 323,008 shares of Common Stock held by Northlea Partners Ltd., a consultant to the Company, of which Dr. Abeles is the General Partner, and 35,000 shares issuable upon conversion of the Company's Series A Preferred Stock also held by Northlea Partners. Also includes 9,375 shares of Common Stock issuable upon exercise of certain Bridge
        Warrants. Includes 25,000 shares of Common Stock issuable upon conversion of Warrants, held by Northlea Partners. Also includes 25,000 shares subject to other stock options. Also includes 96,789 shares of Common Stock issuable upon conversion of the 1996 Bridge Warrant
        (assuming  $121,000  of  principal  and  interest  due under 1996 Bridge
        Note).

(5)     Includes 25,000 shares subject to stock options.

(6) Includes 213,333 shares of Common Stock held for the benefit of Mr. Mehta in a retirement account set up by Mehta & Co., Inc. Includes 25,000 shares subject to stock options. Also includes 117,019 shares of Common Stock issuable upon conversion of the 1996 Bridge Warrant
        (assuming  $146,208  of  principal  and  interest  due under 1996 Bridge
        Note).

(7)     Includes 15,000 shares subject to stock options.

(8) Includes 66,667 shares of Common Stock owned by Mr. Schindler's wife, Judith A. Schindler. Also includes 13,124 shares issuable upon conversion of the Company's Series A Preferred Stock which are also held in trusts set up for his three children, for which Mr. and Mrs. Schindler are named as trustees. Also includes 9,375 shares of Common Stock issuable upon exercise of certain Bridge Warrants issued to Mrs. Schindler. Mr. Schindler disclaims any beneficial rights to all of the above shares and rights. Also includes 25,000 shares subject to stock options.

(9) Includes an aggregate of 600,395 shares issuable upon exercise of warrants and stock options and conversion of Preferred Stock, included pursuant to notes (1)-(8).

Item 12.       Certain Relationships and Related Transactions.

        The Company was incorporated in Delaware on July 26, 1993, and on September 29, 1993 executed a Plan and Agreement of Merger with Advanced Technology, Inc., a New Jersey corporation and the Company's parent corporation and predecessor. ATI was organized on April 2, 1976 under the laws of the State of New Jersey. In connection with this merger, the Company exchanged with the stockholders of ATI an equal number of shares for the outstanding shares of capital stock of ATI outstanding at the time of the merger. The nominal number of shares of the Company outstanding at the time of the merger were cancelled as part of the Plan and Agreement of Merger. In addition, the Company exchanged 45,000 shares of its Series A Preferred Stock for the 45,000 shares of Series A Preferred Stock that were outstanding of the predecessor corporation and which had the same designations and preferences that had been established for the Series A Preferred Stock of the predecessor corporation.

        In May 1993, the Company entered into a Consulting Agreement with Mr. Bruce L. Schindler providing for him to serve as a management consultant to the Company until April 6, 1997, and also providing for a monthly consulting fee of $2,083.33. The Company believes that the Consulting Agreement entered into with Mr. Schindler was fairly priced relative to services that were available from other unaffiliated third parties in view of Mr.
Schindler's background and experience.

        In May 1993, ATI issued an aggregate of $375,000 principal amount of its secured promissory notes at an interest rate equal to the published prime rate of The Wall Street Journal, but not to exceed 9% per annum, and 45,000 shares of its Series A $25 2% Convertible Cumulative Preferred Stock convertible into 525,000 shares of Common Stock of the Company. The notes were retired from the proceeds of the Company's public offering completed in April 1994. Northlea Partners, of which Dr. John Abeles is the General Partner, acquired $25,000 principal amount of such promissory notes and 3,000 shares of Series A Preferred Stock, and members of the family of Mr. Bruce L. Schindler acquired $9,375 principal amount of such promissory notes and 1,125 shares of Series A Preferred Stock.

        On March 21, 1994, the Company issued $150,000 principal amount of its short-term promissory notes with interest at a rate equal to 9% per annum. The Company also issued its Bridge Warrants to purchase an aggregate of 37,500 shares of Common Stock at an exercise price equal to 65% of the offering price per share (attributing no value to the Warrants). The notes were repaid on April 6, 1994 from the proceeds of the Company's public offering of its securities. Mrs. Judith A. Schindler, the wife of Mr. Bruce L. Schindler, a Director of the Company, acquired $75,000 principal amount of such short-term promissory notes and received Bridge Warrants to purchase 18,750 shares of Common Stock. In March, 1995, Mrs. Schindler transferred Bridge Warrants to purchase 9,375 shares of Common Stock to Dr. Abeles, Chairman of the Board and a Director of the Company.

        On May 10, 1994, the Company issued options to purchase 3,000 shares of Common Stock of the Company to Materials Modification, Inc. at an exercise price of $1.07 per share, as well as 2,679 shares of Common Stock of the Company in lieu of cash in consideration for consulting services related to research and development contracts. Also on such date, the Company issued options to purchase 9,000 shares of Common Stock of the Company to Ms. Renee Ford at an exercise price of $1.07 per share, as well as 536 shares of Common Stock of the Company in lieu of cash, in consideration for consulting services related to research and development contracts.

        In November 1994, the Company completed a warrant issuance which resulted in the issuance of warrants to purchase approximately 379,000 shares of Common Stock at a price of $2.00 per share producing proceeds to the Company of approximately $280,000. Northlea Partners, Ltd., a partnership whose General Partner is Dr. John H. Abeles, the Chairman of the Board of the Company, acquired $18,750 principal amount of such warrants with the right to purchase 25,000 shares of Common Stock.

        In May 1995, the Company completed a private placement consisting of 2,536,290 shares of Common Stock pursuant to which the Company received proceeds of approximately $1,900,000. Northlea Partners, Ltd., acquired for a consideration of $150,000, 200,000 shares of this private placement. Mr. Nitin
T. Mehta, Director of the Company, acquired for himself and through his retirement account set up by Mehta & Co., Inc., 573,334 shares of Common Stock for a consideration of $430,000 principal amount. Mrs. Judith A. Schindler, wife of Bruce L. Schindler, a Director of the Company, acquired for a consideration of $50,000, 66,667 common shares of this private placement. Jay M. Haft, a Director of the Company, acquired 89,600 shares of Common Stock for $67,200 consideration. Andrew Wilson, the Company's Chief Financial Officer, acquired 10,000 shares for $7,500 consideration. Arvind Patel, the Company's Chief Executive Officer and a Director, acquired for himself and his two children a total of 40,000 shares for a consideration of $30,000.

        In February 1996, the Company issued warrants to purchase 332,551 shares of Common Stock at a per share price of $1.25 in connection with a bridge loan made to the Company which was subsequently repaid. Northlea Partners, Ltd. received warrants to purchase 96,789 shares of Common Stock relating to this bridge loan. Mr. Nitin Mehta received warrants to purchase 117,049 shares of Common Stock relating to this bridge loan. Arvind Patel received warrants to purchase 16,096 shares of Common Stock relating to this bridge loan.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of June, 1996.

                                            ORYX TECHNOLOGY CORP.

                                            By: /s/ Arvind Patel
                                               --------------------------
                                                     Arvind Patel,
                                                Chief Executive Officer

        In accordance with the Exchange Act of 1933, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                           Title                        Date
- ----------                          -----                        ----

                                    Principal Executive
/s/ Arvind Patel                    Officer and Director         June 27, 1996
- ----------------------
Arvind Patel

                                    Secretary, Treasurer
/s/ Andrew Intrater                 and Director                 June 27, 1996
- ----------------------
Andrew Intrater

                                    Principal Financial and
/s/ Andrew G. Wilson                Accounting Officer           June 27, 1996
- ----------------------
Andrew G. Wilson

                                    Chairman of the
/s/ John H. Abeles                  Board and Director           June 27, 1996
- ----------------------
John H. Abeles


/s/ Jay M. Haft                     Director                     June 27, 1996
- ----------------------
Jay M. Haft


/s/ Nitin T. Mehta                  Director                     June 27, 1996
- ----------------------
Nitin T. Mehta


/s/ Ted D. Morgan                   Director                     June 27, 1996
- ----------------------
Ted D. Morgan

/s/ Bruce Schindler                 Director                     June 27, 1996
- -----------------------
Bruce Schindler