Form 10QSB
period 1996-05-29
ORYX TECHNOLOGY CORP
filed 1996-07-15
CIK 915355

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)

          QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
  X         EXCHANGE  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996.
- ------

                                       OR


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.
- ------


                         Commission file number: 1-12680

                              ORYX TECHNOLOGY CORP.

        (Exact name of small business issuer as specified in its charter)


                    Delaware                                22-2115841
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)               Identification Number)


              47341 Bayside Parkway
               Fremont, California                             94538
    (Address of principal executive offices)                (Zip Code)



       Registrant's telephone number, including area code: (510) 249-1144


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes  X   No
                ----    ----

The number of shares outstanding of the issuer's Common Stock as of May 31, 1996 was 10,020,668.

                              ORYX TECHNOLOGY CORP.

                                    FORM 10-Q

                                Table of Contents



PART I.  FINANCIAL INFORMATION                                            Page

Item 1.  Financial Statements.............................................  3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................  8


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................. 11

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                  May 31,       Feb. 29,
                                                                   1996           1996
                                                              ------------    ------------
                             ASSETS
Current assets:
  Cash and cash equivalents                                   $  1,404,000    $  3,939,000
  Accounts receivable, less allowance for doubtful
   accounts of $173,000 and $139,000                             2,764,000       2,690,000
  Inventories                                                    4,733,000       3,880,000
  Other current assets                                             127,000         256,000
                                                              ------------    ------------
         Total current assets                                    9,028,000      10,765,000

Property and equipment, net                                      1,474,000       1,298,000
Investments                                                         25,000          20,000
Intangible assets, net                                              42,000          49,000
Other assets                                                       286,000         208,000
                                                              ------------    ------------
                                                              $ 10,855,000    $ 12,340,000
                                                              ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line of credit                                         $       --      $    352,000
  Notes Payable to shareholders                                       --           400,000
  Promissory note payable and current portion
   of capital lease                                                596,000       1,044,000
  Accounts payable                                               1,637,000       3,186,000
  Accrued liabilities                                            1,253,000       1,085,000
                                                              ------------    ------------
         Total current liabilities                               3,486,000       6,067,000

Capital lease obligations, less current portion                       --            34,000
                                                              ------------    ------------
         Total  liabilities                                      3,486,000       6,101,000
                                                              ------------    ------------

Stockholders' equity:
 Series A 2% Convertible Cumulative Preferred
 Stock                                                             832,000         832,000
Common Stock, 10,020,668 and 9,228,668
 issued and outstanding                                             10,000           9,000
Additional paid in capital                                      14,527,000      13,629,000
Accumulated deficit                                             (8,000,000)     (8,231,000)
                                                              ------------    ------------
         Total stockholders' equity                              7,369,000       6,239,000
                                                              ------------    ------------
                                                              $ 10,855,000    $ 12,340,000
                                                              ============    ============

      See the accompanying notes to these condensed consolidated financial statements

                                       3

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                              May 31,
                                                   ----------------------------
                                                        1996            1995
                                                   ------------    ------------

Revenue                                            $  6,805,000    $  3,390,000
Cost of sales                                         4,420,000       2,216,000
                                                   ------------    ------------
Gross profit                                          2,385,000       1,174,000
                                                   ------------    ------------

Operating expenses:
  Marketing and selling                                 444,000         323,000
  General and administrative                            807,000         544,000
  Research and development                              840,000         611,000
    Total operating expenses                          2,091,000       1,478,000
                                                   ------------    ------------

Income (loss) from operations                           294,000        (304,000)

Interest expense, net                                    16,000          25,000

Equity in losses of investee                             20,000          68,000
                                                   ------------    ------------

Income (loss) before income taxes                       258,000        (397,000)
Provision for income taxes                               22,000            --
                                                   ------------    ------------

Net Income (loss)                                       236,000        (397,000)

Preferred stock dividend                                 (5,000)           --
                                                   ------------    ------------

Net Income (loss) attributable to common shares    $    231,000    ($   397,000)
                                                   ============    ============

Net Income (loss) per common share:
   Primary                                         $       0.02    ($      0.07)
                                                   ============    ============

   Fully diluted                                   $       0.01
                                                   ============
Weighted average common share
 and equivalents outstanding:
   Primary                                           13,814,000       5,384,342
                                                   ============    ============

   Fully diluted                                     14,809,663
                                                   ============

See the accompanying notes to these condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)

                                                           Three Months Ended May 31,
                                                           --------------------------
                                                               1996           1995
                                                           -----------    -----------
Cash flow from operating activities:
 Net  income (loss)                                       $   236,000    ($  397,000)
Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
   Equity in losses of investee                                20,000         68,000
   Depreciation and amortization                              109,000         83,000
Changes in assets and liabilities:
     Accounts receivable, net                                 (74,000)       657,000
     Inventories                                             (853,000)       207,000
     Other current assets                                     129,000        (50,000)
     Other assets                                             (77,000)          --
     Accounts payable                                      (1,549,000)      (141,000)
     Accrued liabilities                                      134,000       (193,000)
                                                          -----------    -----------
    Net cash provided by (used in) operating activities    (1,925,000)       234,000
                                                          -----------    -----------

Cash flows from investing activities:
 Capital expenditures                                        (284,000)      (259,000)
 Investment in DAS Devices, Inc.                              (25,000)          --
                                                          -----------    -----------
    Net cash used in investing activities                    (309,000)      (259,000)
                                                          -----------    -----------

Cash flows from financing activities:
 Borrowings/(repayment) of bank line of credit               (352,000)          --
 Proceeds from (repayment of) notes payable
    to stockholders                                          (400,000)          --
 Proceeds from issuance of Common Stock, net                  899,000      1,072,000
 Repayment of long-term debt                                 (448,000)       (19,000)
                                                          -----------    -----------
   Net cash provided by/(used in) financing activities       (301,000)     1,053,000
                                                          -----------    -----------

Net increase/(decrease) in  cash                           (2,535,000)     1,028,000

Cash at beginning of period                                 3,939,000      1,376,000
                                                          ===========    ===========

Cash at end of period                                     $ 1,404,000    $ 2,404,000
                                                          ===========    ===========

   See the accompanying notes to these condensed consolidated financial statements


                              ORYX TECHNOLOGY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The information contained in the following Notes to Condensed Consolidated Financial Statements is condensed from that which appears in the annual consolidated financial statements; accordingly, the financial statements contained herein should be reviewed in conjunction with the Company's Form 10-KSB for the year ended Feb. 29, 1996.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The financial information for the periods ended May 31, 1996 and 1995 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company at May 31, 1996 and the results of its operations and its cash flows for the three period ended May 31, 1996 and 1995.

NOTE 2 - STOCKHOLDERS' EQUITY

During May 1996, the Company sold 792,000 shares of Common Stock of the Company to a limited group of institutional non-US investment firms pursuant to Regulation S of the Securities Act of 1933 resulting in net proceeds of approximately $900,000.

NOTE 3 - INVENTORIES

The components of inventory were as follows:


                                May 31,                       February 29,
                                  1996                            1996
                         -----------------              -------------------

Raw Materials                  $2,995,000                      $ 2,453,000
Work-in-process                   175,000                          136,000
Finished goods                  1,563,000                        1,291,000
                         =================              ===================
                               $4,733,000                       $3,880,000
                         =================              ===================


NOTE 4 - NET INCOME (LOSS) PER SHARE

Primary net loss per share for the three month period ended May 31, 1995 was determined using the treasury stock method. Under the treasury stock method, net income (loss) per common and common equivalent share is computed using the weighted average number of shares outstanding during the respective periods, including, if dilutive, common stock equivalents.

Primary and fully diluted net income per share for the three month period ended May 31, 1996 were determined using the modified treasury stock method. Under the modified treasury stock method, certain adjustments can occur with respect to both weighted average shares and net income amounts utilized in the calculations of earnings per share. The modified treasury stock method can result in different earnings per share than those calculated using the treasury stock method. Under the modified treasury stock method, all weighted average common equivalents are assumed exercised whether individually dilutive or not, and the proceeds from assumed exercise are applied in steps. First, stock is assumed to be repurchased up to a maximum of 20% of the actual outstanding shares. Net income is then adjusted to reflect the net tax effect of using the remaining proceeds to acquire U.S. Government Securities. Fully diluted earnings per share is computed by adjusting the primary shares outstanding for the effect on the common stock equivalents of using the quarter end close price of common stock, if such price is higher than the weighted average price for the period, to compute the equivalent buyback and the effect of using common stock and equivalents at the end of the period rather than weighted amounts outstanding during the period. Common equivalents for the three month period ended May 31, 1996 included shares issuable under stock options and warrants outstanding and shares issuable upon conversion of preferred stock. Additionally, net income in the calculation of primary and fully diluted earnings per share for the three month period ended May 31, 1996 includes an adjustment to reflect the earnings attributable to holders of dilutive securities in subsidiaries of Oryx.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended February 29, 1996.

In addition to an analysis of recent and historical financial results, the Form 10-KSB includes an analysis of certain of the risks of the Company's business, including risks relating to the competitive environment in which the Company operates. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks the Company might encounter. All investors should carefully read the Form 10-KSB, together with this Form 10-QSB, and consider all such risks before making an investment decision with respect to the Company's stock.

Results of Operations

For the quarter ended May 31, 1996, revenues increased by $3,415,000 or 101% from $3,390,000 for the quarter ended May 31, 1995 to $6,805,000 for the quarter ended May 31, 1996. The growth in revenues between the quarter to quarter periods was attributed to increased shipments of power supplies to the company's largest OEM customer, acceptance of two of the Company's new Model 11000 integrated electrostatic discharge testers and increased shipments of ceramic metallization bonded products. The Company currently anticipates continued improvement in revenues from each of its subsidiaries throughout the year in comparison to fiscal 1996 revenues, as the subsidiaries roll out new products, complete licensing and development relationships, and continue to seek new business for existing product lines.

The Company's gross profit increased from $1,174,000 for the quarter ended May 31, 1995 to $2,385,000 for the quarter ended May 31, 1996, representing a increase of $1,211,000 or 103%. The increase in gross profit for the quarter ended was primarily attributable to increased revenues from the Company's power products subsidiary and cost containment programs at the subsidiary.

Marketing and selling expenses increased from $323,000 for the quarter ended May 31, 1995 to $444,000 for the quarter ended May 31, 1996 representing an increase of $121,000 or 37.5%. The increase is primarily due to increased sales and marketing expenses associated with the roll-out of our diagnostic equipment.

General and administrative expenses increased from $544,000 for the quarter ended May 31, 1995 to $807,000 for the quarter ended May 31, 1996 representing an increase of $263,000 or 48.3% . The increase in general and administrative expenses, which was primarily due to increases in headcount, is consistent with the Company's objective of developing an infrastructure to support each of the subsidiaries.

Research and development expenses increased from $611,000 for the quarter ended May 31, 1995 to $840,000 for the quarter ended May 31, 1996 representing an increase of $229,000 or 37.5%. Research and development expense increased as a result of continued developmental efforts with respect to diagnostic equipment and surge protection components being undertaken primarily in the form of increased headcount.
                                       8

The equity in losses of investee of $20,000 for the three months ended May 31, 1996 represents the Company's share of losses of DAS Devices, Inc. for the period.

Provision for income taxes of $22,000 for the three months ended May 31, 1996 is based upon the estimated effective tax rate.

Liquidity and Capital Resources

The Company's working capital increased from a surplus $4,698,000 at February 29, 1996 to a surplus of $5,542,000 at May 31, 1996 as a result of funds provided by the Company's Regulations equity offering of its securities which was finalized in May 1996. During the quarter ended May 31, 1996, the Company repaid notes payable to stockholders, paid off its bank line of credit and reduced its accounts payable outstanding. Based upon the recently completed offering and improved financial results, the Company's needs for additional financing have diminished. However, the Company is still seeking approximately $2-3 million in the form of bank financing or additional equity financing to ensure that it can meet currently anticipated operations based upon projected demand for its products for the next twelve months. There can be no assurance that the Company will be able to obtain such financing on commercially acceptable terms. The ratio of current assets to current liabilities was 1.77:1 at February 29, 1996 and 2.59:1 at May 31, 1996.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit No.       Description of Document
         11.1              Schedule of Computation of Earnings Per Share
         27.1              Financial Data Schedule (Electronic filing only)



                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ORYX TECHNOLOGY CORP.

          Dated: 7/15/96                By: /s/Arvind Patel
                                            ----------------------------------
                                             Arvind Patel
                                             Principal Executive Officer


                                            /s/Andrew G. Wilson
                                            ----------------------------------
                                             Andrew G. Wilson
                                             Principal Financial and Accounting
                                             Officer