Form 10QSB
period 1996-08-31
ORYX TECHNOLOGY CORP
filed 1996-10-15
CIK 915355

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)
------
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996.
X
------

                                       OR


------
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.
------


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


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     The number of shares outstanding of the issuer's Common Stock as of August 31, 1996 was 10,533,572.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents





PART I.  FINANCIAL INFORMATION                                             Page

Item 1.  Condensed Consolidated Financial Statements and Notes to Condensed
Consolidated Financial Statements........................................     3


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
of Operations............................................................     8

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holder.....................10

Item 5.  Other Information....................................................10

Item 6.  Exhibits and Reports on Form 8-K.....................................10



PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                         August 31,       Feb. 29,
                                                                                           1996             1996
                                                                                     ------------------ ---------------

                             ASSETS
Current assets:
  Cash and cash equivalents .......................................................     $ 1,060,000     $ 3,939,000
  Accounts receivable, less allowance for doubtful
   accounts of $212,000 and $139,000 ..............................................       3,225,000       2,690,000
  Inventories .....................................................................       4,414,000       3,880,000
  Other current assets ............................................................         130,000         256,000
                                                                                         -----------     ------------
         Total current assets .....................................................       8,829,000      10,765,000
Property and equipment, net .......................................................       2,027,000       1,298,000
Investments .......................................................................          27,000          20,000
Intangible assets, net ............................................................          36,000          49,000
Other assets ......................................................................         311,000         208,000
-----------------------------------------------------------------------------------     -----------     -----------
                                                                                        $11,230,000     $ 12,340,000
                                                                                        ===========     ============



                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank line of credit ..................................................................$         --        $352,000

  Notes payable to stockholders ........................................................          --         400,000
  Promissory note payable and current portion
   of capital lease ....................................................................       155,000     1,044,000
  Accounts payable .....................................................................     1,524,000     3,186,000
  Accrued liabilities ..................................................................     1,697,000     1,085,000
                                                                                                           ----------
         Total current liabilities .....................................................     3,376,000     6,067,000

Capital lease obligations, less current portion ........................................          --          34,000
----------------------------------------------------------------------------------------    ----------     ----------
         Total  liabilities ............................................................     3,376,000     6,101,000
                                                                                             ----------    ----------

Stockholders' equity:
 Series A 2% Convertible Cumulative Preferred
     Stock ....................................................................                179,000        832,000
Common Stock, 10,533,572 and 9,228,668
     issued and outstanding ...................................................                 11,000          9,000
Additional paid in capital ....................................................             15,356,000     13,629,000
Accumulated deficit ...........................................................             (7,692,000)    (8,231,000)
-------------------------------------------------------------------------------            ------------   ------------
         Total stockholders' equity ...........................................              7,854,000      6,239,000
-------------------------------------------------------------------------------            ------------   ------------
                                                                                          $ 11,230,000   $ 12,340,000
                                                                                          ============    ============

See  the   accompanying   notes  to  these   condensed consolidated financial
statements.


                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)







                                                                            Three Months Ended                 Six Months Ended
                                                                                 August 31,                        August 31,
                                                                        ---------------------------    ----------------------------
                                                                               1996            1995            1996            1995
                                                                       ------------    ------------    ------------    ------------
Revenue ............................................................   $  6,973,000    $  3,414,000    $ 13,778,000    $  6,804,000
Cost of sales ......................................................      4,639,000       2,752,000       9,059,000       4,968,000
                                                                       ------------    ------------    ------------    ------------
Gross profit .......................................................      2,334,000         662,000       4,719,000       1,836,000
                                                                       ------------    ------------    ------------    ------------

Operating expenses:
 Marketing and selling .............................................        433,000         354,000         877,000         677,000
 General and administrative ........................................      1,058,000         636,000       1,865,000       1,180,000
 Research and development ..........................................        471,000         525,000       1,311,000       1,137,000
                                                                       ------------    ------------    ------------    ------------
   Total operating expenses ........................................      1,962,000       1,515,000       4,053,000       2,994,000
                                                                       ------------    ------------    ------------    ------------

Income (loss) from operations ......................................        372,000        (853,000)        666,000      (1,158,000)

Interest (income) expense, net .....................................         (8,000)         13,000           8,000          38,000

Equity in losses of investee .......................................           --            35,000          20,000         103,000
                                                                       ------------    ------------    ------------    ------------

Income (loss) before income taxes ..................................        380,000        (901,000)        638,000      (1,299,000)
Provision for income taxes .........................................         70,000            --            92,000            --
                                                                       ------------    ------------    ------------    ------------

Net income (loss) ..................................................        310,000        (901,000)        546,000      (1,299,000)

Preferred stock dividend ...........................................         (2,000)         (6,000)         (7,000)         (6,000)
                                                                       ------------    ------------    ------------    ------------

Net income (loss) attributable to
 common shares .....................................................   $    308,000    ($   907,000)   $    539,000    ($ 1,305,000)
                                                                       ============    ============    ============    ============

Net income (loss) per common share:
   Primary .........................................................   $       0.02    ($      0.15)   $       0.04    ($      0.23)
                                                                       ============    ============    ============    ============

   Fully Diluted ...................................................   $       0.02                   $       0.04
                                                                       ============                    ============

Weighted average common shares and equivalents outstanding:
   Primary .........................................................     14,707,079       5,886,710      14,205,941       5,635,526
                                                                       ============    ============    ============    ============


   Fully diluted ...................................................     14,707,079                     14,707,079
                                                                        ============                   ============

                          See  the   accompanying   notes  to  these   condensed
consolidated financial statements.





                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)



                                                                                                   Six Months Ended August 31,
                                                                                            ----------------------------------------
                                                                                            -----------------     ------------------
                                                                                                    1996                  1995
                                                                                            -----------------     ------------------
Cash flow from operating activities:
 Net  income (loss) ..............................................................             $   539,000              ($1,299,000)
Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
   Equity in losses of investee ..................................................                  20,000                  103,000
   Depreciation and amortization .................................................                 236,000                  183,000
Changes in assets and liabilities:
     Accounts receivable, net ....................................................                (535,000)                 708,000
     Inventories .................................................................                (534,000)                (339,000)
     Other current assets ........................................................                 126,000                  (69,000)
     Other assets ................................................................                (103,000)                 (41,000)
     Accounts payable ............................................................              (1,662,000)                 (91,000)
     Accrued liabilities .........................................................                 612,000                  (77,000)
                                                                                               -----------              -----------
    Net cash provided by (used in) operating activities ..........................              (1,301,000)                (922,000)
                                                                                               -----------              -----------

Cash flows from investing activities:
 Capital expenditures ............................................................                (952,000)                (461,000)
 Investment in DAS Devices, Inc. .................................................                 (27,000)                 (49,000)
                                                                                               -----------              -----------
    Net cash used in investing activities ........................................                (979,000)                (510,000)
                                                                                               -----------              -----------

Cash flows from financing activities:
 Borrowings/(repayment) of bank line of credit ...................................                (352,000)                    --
 Payment of capital lease obligations ............................................                    --                    (33,000)
 Proceeds from (repayment of) notes payable
    to stockholders ..............................................................                (400,000)                    --
 Proceeds from issuance of Common Stock/Warrants, net ............................               1,076,000                1,164,000
 Payment of Preferred Stock dividend .............................................                    --                     (6,000)
 Repayment of long-term debt .....................................................                (923,000)                 (48,000)
                                                                                               -----------              -----------
   Net cash provided by/(used in) financing activities ...........................                (599,000)               1,077,000
                                                                                               -----------              -----------

Net increase/(decrease) in  cash .................................................              (2,879,000)                (355,000)

Cash at beginning of period ......................................................               3,939,000                1,376,000
                                                                                               ===========              ===========

Cash at end of period ............................................................             $ 1,060,000              $ 1,021,000
                                                                                               ===========              ===========

                          See  the   accompanying   notes  to  these   condensed
consolidated financial statements.




                              ORYX TECHNOLOGY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The information contained in the following Notes to Condensed Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the financial statements contained herein should be reviewed in conjunction with the Company's Form 10-KSB for the year ended February 29, 1996.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The financial information for the periods ended August 31, 1996, and 1995 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company at August 31, 1996, and the results of its operations and its cash flows for the three and six month periods ended August 31, 1996 and 1995.

NOTE 2 - STOCKHOLDERS' EQUITY

In May, 1996, the Company sold 792,000 shares of Common Stock of the Company to a limited group of institutional non-US investment firms pursuant to Regulation S of the Securities Act of 1933 resulting in net proceeds of approximately $900,000.

During the second quarter of 1996, 27,375 shares of Convertible Cumulative Preferred Stock were converted into 319,375 shares of Common Stock. Also, during the second quarter, the Company issued 193,529 shares of common stock and received proceeds of $177,000 associated with the exercise of stock options and warrants.

NOTE 3 - INVENTORIES

The components of inventory were as follows:



                                                                                  August 31,  February 29,
                                                                                    1996         1996
                                                                                  ----------   ----------
Raw Materials .................................................................   $2,260,000   $2,453,000
Work-in-process ...............................................................      338,000      136,000
Finished goods ................................................................    1,816,000     1,291,00
                                                                                  ==========   ==========
                                                                                  $4,414,000   $3,880,000
                                                                                  ==========   ==========

NOTE 4 - NET INCOME (LOSS) PER SHARE

Primary net loss per share for the three and six month periods ended August 31, 1995 was determined using the treasury stock method. Under the treasury stock method, net income (loss) per common and common equivalent share is computed using the weighted average number of shares outstanding during the respective periods, including, if dilutive, common stock equivalents.



Primary and fully diluted net income per share for the three and six month periods ended August 31, 1996 were determined using the modified treasury stock method. Under the modified treasury stock method, certain adjustments can occur with respect to both weighted average shares and net income amounts utilized in the calculations of earnings per share. The modified treasury stock method can result in different earnings per share than those calculated using the treasury stock method. Under the modified treasury stock method, all weighted average common equivalents are assumed exercised whether individually dilutive or not, and the proceeds from assumed exercise are applied in steps. First, stock is assumed to be repurchased up to a maximum of 20% of the actual outstanding shares. Net income is then adjusted to reflect the after tax effect of using the remaining proceeds to acquire U.S. Government Securities. Fully diluted earnings per share is computed by adjusting the primary shares outstanding for the effect on the common stock equivalents of using the quarter end close price of common stock, if such price is higher than the weighted average price for the period, to compute the equivalent buyback and the effect of using common stock and equivalents at the end of the period rather than weighted amounts outstanding during the period. Common equivalents for the three and six month periods ended August 31, 1996 included shares issuable under stock options and warrants outstanding and shares issuable upon conversion of preferred stock. Additionally, net income in the calculation of primary and fully diluted earnings per share for the three and six month periods ended August 31, 1996 includes an adjustment to reflect the earnings attributable to holders of dilutive securities in subsidiaries of Oryx.

Item 2.
Management's Discussion and Analysis of Financial Condition and
Results of Operations

This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended February 29, 1996.

In addition to an analysis of recent and historical financial results, the Form 10-KSB includes an analysis of certain of the risks of the Company's business, including risks relating to the competitive environment in which the Company operates. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible problems which the Company might face. All investors should carefully read the Form 10-KSB, together with this Form 10-QSB, and consider all such risks before making an investment decision with respect to the Company's stock.

Results of Operations

For the quarter ended August 31, 1996, revenues increased by $3,559,000 or 104% from $3,414,000 for the quarter ended August 31, 1995, to $6,973,000 for the quarter ended August 31, 1996. The growth in revenues between the quarter to quarter periods was attributable to sales of a new power supply to an existing OEM customer of the Power Products subsidiary and the initial shipment of TTS process monitoring spectrometer systems by the Instruments and Materials subsidiary. Revenues for the six months ended August 31, 1996 increased $6,974,000 or 103% from $6,804,000 for the six months ended August 31, 1995 to $13,778,000 for the six months ended August 31, 1996. The growth in revenues from period to period was primarily related to sales of the new power supply and the shipments of theTTS systems.

The Company's gross profit increased from $662,000 for the quarter ended August 31, 1995, to $2,334,000 for the quarter ended August 31, 1996, representing an increase of $1,672,000 or 253%. Gross profit increased by $2,883,000 or 157% from $1,836,000 for the six months ended August 31, 1995 to $4,719,000 for the six months ended August 31, 1996. The increase in gross profit for both periods in 1996 as compared to 1995 was attributable to increased revenues and cost containment programs from the Company's Power Products subsidiary and increased revenues from the Instruments & Materials subsidiary.

Marketing and selling expenses increased from $354,000 for the quarter ended August 31, 1995, to $433,000 for the quarter ended August 31, 1996, representing an increase of $79,000 or 22.3%. Marketing and selling expenses increased by $200,000 or 29.5% from $677,000 for the six months ended August 31, 1995 to $877,000 for the six months ended August 31, 1996. The increase in both periods was primarily due to increased sales and marketing expenses associated with the roll-out of the Company's diagnostic equipment and increased sales costs associated with higher revenue levels by Power Products.

General and administrative expenses increased from $636,000 for the quarter ended August 31, 1995, to $1,058,000 for the quarter ended August 31, 1996, representing an increase of $422,000 or 66.4%. General and administrative expenses increased by $685,000 or 58.1% from $1,180,000 for the six months ended August 31, 1995 to $1,865,000 for the six months ended August 31, 1996. The increase in general and administrative expenses for both periods was primarily due to increases in headcount and changes in cost allocations associated with the Company's objective of developing an infrastructure to support each of the subsidiaries.

Research and development expenses decreased from $525,000 in the quarter ended August 31, 1995, to $471,000 for the quarter ended August 31, 1996, representing a decrease of $54,000 or 10.3%. Research and development expenses increased $174,000 or 15.3% from $1,137,000 for the six months ended August 31, 1995 to $1,311,000 for the six months ended August 31, 1996. Research and development expense for the three and six month periods reflects a reduction of $355,000 related to development funding associated with license agreements. Research and development spending increased as a result of continued developmental efforts with respect to diagnostic equipment and surge protection components being undertaken primarily in the form of increased headcount.

The equity in losses of investee of $20,000 for the six months ended August 31, 1996, represents the Company's share of losses of Das Devices, Inc. for the periods.

The provision for income taxes of $70,000 for the three months ended August 31, 1996 and $92,000 for the six months ended August 31, 1996 is based upon the annual estimated effective tax rate.

Liquidity and Capital Resources

The Company's working capital increased by $755,000 from a surplus of $4,698,000 at February 29, 1996 to a surplus of $5,453,000 at August 31, 1996, as a result of funds provided by the Company's Regulation S equity offering of its securities which was finalized in May 1996 and the exercise of miscellaneous warrants and stock options during the second quarter. During the six months ended August 31, 1996, the Company repaid notes payable to stockholders, paid off its bank line of credit and reduced its accounts payable outstanding. Based upon the recently completed offering, improved financial results, and its current revenue projections, the Company's need for additional financing has somewhat diminished. However, the Company is currently negotiating with a number of banks for a $2.5 million credit line and, in the near future, intends to establish such a facility, on acceptable terms, to support anticipated operations based upon anticipated demand for its products for the next twelve months. There can be no assurance that the Company will be able to obtain such financing on commercially acceptable terms. The ratio of current assets to current liabilities was 1.77:1 at February 29, 1996 and 2.63:1 at August 31, 1996.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company held its annual meeting of stockholders on September 20, 1996 (the "Annual Meeting").

         (b)      See Item 4(c) below

         (c) The following matters were voted upon at the Annual Meeting and received the following votes:

                  1.       Election of Directors as follows:

                           Andrew Intrater - 5,723,422 votes for; 226,783 votes withheld
                           Arvind Patel - 5,724,422 votes for;  225,783
                           votes  withheld
                           John Abeles - 5,724,422  votes for;
                           225,738  votes  withheld
                           Jay Haft - 5,724,422  votes
                           for;  225,738 votes  withheld
                           Nitin Mehta - 5,724,422
                           votes  for;  225,738  votes  withheld
                           Ted Morgan - 5,724,422 votes for; 225,738 votes withheld

                  2. A proposal to ratify the selection of the Company's independent auditors, Price Waterhouse LLP for the fiscal year ending February 28, 1997 - 5,917,125 votes for; 32,580 votes against, 500 abstentions.

                  3. A proposal to amend the Company's 1993 Incentive and Nonqualified Stock Option Plan to increase the number of shares authorized to be issued under the Plan by 500,000 shares of Common Stock - 3,154,553 votes for; 169,617 votes against; 644,184 abstentions, 1,981,851 broker non-votes.

                  4. A proposal to ratify the Company's 1996 Directors Stock Option Plan - 3,149,528 votes for; 167,042 votes against; 651,174 abstentions; 1,981,851 broker non-votes.

Item 5.   Other Information

          On October 11, 1996, Andrew G. Wilson resigned as Principal Financial and Accounting Officer. The Principal Executive Officer, Arvind Patel, shall serve as acting Principal Financial and Accounting Officer until his successor is appointed.

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.                           Description of Document

                  11.1                                  Schedule of Computation
                                                        of Earnings Per Share

                  27.1                                  Financial Data Schedule

         (b)      Reports on Form 8-K

                  During the quarter ended August 31, 1996, the Company filed no Current Reports on Form 8-K.



                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     ORYX TECHNOLOGY CORP.

          Dated:  October 11, 1996                   By:/S/Arvind Patel
                                                     Arvind Patel
                                                     Principal Executive Officer
                                                     Acting Prinicipal Financial
                                                     and Accounting Officer and
                                                     Authorized Signatory