Form 10QSB
period 1996-11-30
ORYX TECHNOLOGY CORP
filed 1997-01-14
CIK 915355

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)
  X
------ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996.

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.



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


               Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


               The number of shares outstanding of the issuer's Common Stock as of November 30, 1996 was 10,918,725.

                                                       ORYX TECHNOLOGY CORP.

                                                            FORM 10-QSB

                                                         Table of Contents





PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Condensed Consolidated Financial Statements
         and Notes to Condensed Consolidated Financial Statement               3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Resultsof Operations                                                  8


PART II.  OTHER INFORMATION

Item 5.  Other information                                                    10

Item 6.  Exhibits and Reports on Form 8-K                                     10

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    November 30, February 29,
                                                                                       1996          1996
                                                                                    -----------   -----------

                             ASSETS
Current assets:
  Cash and cash equivalents .....................................................   $ 1,583,000   $ 3,939,000
  Accounts receivable, less allowance for doubtful
   accounts of $197,000 and $139,000 ............................................     3,228,000     2,690,000
  Inventories ...................................................................     5,362,000     3,880,000
  Other current assets ..........................................................       256,000       128,000
                                                                                    ===========    ==========
         Total current assets ...................................................    10,301,000    10,765,000

Property and equipment, net .....................................................     2,270,000     1,298,000
Investment ......................................................................        27,000        20,000
Intangible assets, net ..........................................................        58,000        49,000
Other assets ....................................................................       366,000       208,000
                                                                                   ============   ===========
                                                                                    $13,022,000   $12,340,000


                                    LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Bank line of credit                                                             $             $    352,000
  Notes payable to stockholders                                                         -            400,000
  Promissory note payable and current portion
    of capital lease obligations                                                         7,000     1,044,000
  Accounts payable                                                                   2,739,000     3,186,000
  Accrued liabilities                                                                1,699,000     1,085,000
         Total current liabilities                                                   4,445,000     6,067,000

Capital lease obligations, less current portion                                           -           34,000
                                                                                     =========     =========
         Total  liabilities                                                          4,445,000     6,101,000

Stockholders' equity:
 Series A 2% Convertible Cumulative Preferred
     Stock                                                                             107,000       832,000
Common Stock, 10,918,725 and 9,228,668
     issued and outstanding                                                             11,000         9,000
Additional paid in capital                                                          15,993,000    13,629,000
Accumulated deficit                                                                 (7,534,000)   (8,231,000)
Total stockholders' equity                                                           8,577,000     6,239,000
                                                                                  ============    ==========
                                                                                   $13,022,000  $ 12,340,000

                          See  the   accompanying   notes  to  these   condensed
consolidated financial statements.


                                                       ORYX TECHNOLOGY CORP.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)
                                                                           Three Months Ended             Nine Months Ended
                                                                             November 30, ..                  November 30,
                                                                             ------------                     ------------
                                                                            1996            1995            1996            1995
                                                                    ------------    ------------    ------------    ------------
Revenue .........................................................   $  7,204,000    $  4,713,000    $ 20,982,000    $ 11,516,000
Cost of sales ...................................................      4,563,000       3,887,000      13,622,000       8,855,000
                                                                    ------------    ------------    ------------    ------------
Gross profit ....................................................      2,641,000         826,000       7,360,000       2,661,000
                                                                    ------------    ------------    ------------    ------------

Operating expenses:
 Marketing and selling ..........................................        479,000         438,000       1,356,000       1,115,000
 General and administrative .....................................      1,379,000         608,000       3,244,000       1,788,000
 Research and development .......................................        616,000         778,000       1,927,000       1,914,000
                                                                    ------------    ------------    ------------    ------------
   Total operating expenses .....................................      2,474,000       1,824,000       6,527,000       4,817,000
                                                                    ------------    ------------    ------------    ------------

Income (loss) from operations ...................................        167,000        (998,000)        833,000      (2,156,000)

Interest (income) expense, net ..................................         (9,000)         22,000          (1,000)         60,000

Equity in losses of investee ....................................           --            28,000          20,000         131,000
                                                                    ------------    ------------    ------------    ------------

Income (loss) before income taxes ...............................        176,000      (1,048,000)        814,000      (2,347,000)
Provision for income taxes ......................................         16,000            --           108,000            --
                                                                    ------------    ------------    ------------    ------------

Net income (loss) ...............................................        160,000      (1,048,000)        706,000      (2,347,000)

Preferred stock dividend ........................................         (2,000)         (4,000)       (9, 000)         (10,000)
                                                                    ------------    ------------    ------------    ------------

Net income (loss) attributable to
 common shares ..................................................   $    158,000    ($ 1,052,000)   $    697,000    ($ 2,357,000)
                                                                    ============    ============    ============    ============

Net income (loss) per common share: .............................   $       0.01    ($      0.18)   $       0.05    ($      0.41)
                                                                    ============    ============    ============    ============

Weighted average common shares
 and equivalents outstanding: ...................................     14,630,048       5,886,987      14,286,653       5,724,415
                                                                    ============    ============    ============    ============

                        See  the   accompanying   notes   to   these   condensed
consolidated financial statements.

                                                      ORYX TECHNOLOGY CORP.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)


                                                                                                     Nine Months Ended November 30,
                                                                                                                -----------
                                                                                                         -----------    -----------
                                                                                                                1996           1995
                                                                                                         -----------    -----------
Cash flows from operating activities:
 Net  income (loss) ..................................................................................   $   706,000    ($2,347,000)
Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
   Equity in losses of investee ......................................................................        20,000        131,000
   Depreciation and amortization .....................................................................       376,000        294,000
Changes in assets and liabilities:
     Accounts receivable, net ........................................................................      (538,000)       600,000
     Inventories .....................................................................................    (1,482,000)      (938,000)
     Other current assets ............................................................................       128,000        (82,000)
     Other assets ....................................................................................      (158,000)       (45,000)
     Accounts payable ................................................................................      (447,000)       606,000
     Accrued liabilities .............................................................................       614,000       (160,000)
                                                                                                         -----------    -----------
    Net cash provided by (used in) operating activities ..............................................      (781,000)    (1,941,000)
                                                                                                         -----------    -----------

Cash flows from investing activities:
 Capital expenditures ................................................................................    (1,357,000)      (623,000)
 Investment in DAS Devices, Inc. .....................................................................       (27,000)       (52,000)
                                                                                                         -----------    -----------
    Net cash used in investing activities ............................................................    (1,384,000)      (675,000)
                                                                                                         -----------    -----------

Cash flows from financing activities:
 Repayment of bank line of credit ....................................................................      (352,000)          --
 Repayment of notes payable to stockholders ..........................................................      (400,000)          --
 Proceeds from issuance of common stock/warrants, net ................................................     1,641,000      1,164,000
 Payment of preferred stock dividend .................................................................        (9,000)       (10,000)
 Repayment of promissory note and capital lease obligations ..........................................    (1,071,000)        86,000
                                                                                                         -----------    -----------
   Net cash provided by/(used in) financing activities ...............................................      (191,000)     1,240,000
                                                                                                         -----------    -----------

Net increase/(decrease) in  cash .....................................................................    (2,356,000)    (1,376,000)

Cash and cash equivalents  at beginning of period ....................................................     3,939,000      1,376,000
                                                                                                         ===========    ===========

Cash and cash equivalents at end of period ...........................................................   $ 1,583,000    $         0
                                                                                                         ===========    ===========

                          See  the   accompanying   notes  to  these   condensed
consolidated financial statements.







                              ORYX TECHNOLOGY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The financial information for the periods ended November 30, 1996, and 1995 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its subsidiaries at November 30, 1996, and the results of their operations for the three and nine month periods ended November 30, 1996 and 1995, and their cash flows for the nine month period ended November 30, 1996.

NOTE 2 - STOCKHOLDERS' EQUITY

In May, 1996, the Company sold 792,000 shares of Common Stock of the Company to a limited group of institutional non-US Investment firms pursuant to Regulation S of the Securities Act of 1993 resulting in net proceeds of approximately $900,000.

In September 1996, the Company's underwriters paid $371,000 to exercise 100,000 Unit Purchase Warrants. Pursuant to the terms of the Unit Purchase Warrant issued by the Company in April 1994, the Company issued to the underwriters 200,000 shares of common stock and 100,000 warrants.

For the three month period ended November 30, 1996, 3,000 shares of Convertible Cumulative Preferred Stock were converted into 35,000 shares of Common Stock. Also, during this period, the Company issued 150,000 shares of common stock and received proceeds of $266,000 associated with the exercise of stock options and warrants.

NOTE 3 - INVENTORIES

The components of inventory were as follows:


                    November 30,  February 29,
                       1996         1996
                     ---------   ----------

 Raw Materials       2,821,000   $2,453,000
Work-in-process        495,000      136,000
Finished goods       2,046,000    1,291,000
                     =========   ==========
                     5,362,000   $3,880,000
                     =========   ==========


NOTE 4 - NET INCOME (LOSS) PER SHARE

Net loss per share for the three and nine month periods ended November 30, 1995 were determined using the treasury stock method. Under the treasury stock method, net income (loss) per common and common equivalent share is computed using the weighted average number of shares outstanding during the respective periods; common stock equivalents were excluded because the Company was in a loss position.



Net income per share for the three and nine month periods ended November 30, 1996 was determined using the modified treasury stock method. Under the modified treasury stock method, certain adjustments can occur with respect to both weighted average shares and net income amounts utilized in the calculations of earnings per share. The modified treasury stock method can result in different earnings per share than those calculated using the treasury stock method. Under the modified treasury stock method, all weighted average common equivalents are assumed exercised whether individually dilutive or not, and the related proceeds are applied in steps. First, stock is assumed to be repurchased up to a maximum of 20% of the actual outstanding shares. Net income is then adjusted to reflect the after tax effect of using the remaining proceeds to acquire U.S. Government Securities. Common stock and common stock equivalents for the three and nine month periods ended November 30, 1996 included shares issuable under stock options and warrants outstanding and shares issuable upon conversion of preferred stock. Additionally, net income in the calculation of earnings per share for the three and nine month periods ended November 30, 1996 includes an adjustment to reflect the earnings attributable to holders of dilutive securities in subsidiaries of the Company.

NOTE 5 - SUBSEQUENT EVENTS

On December 19, 1996, Oryx Power Products Corporation, a subsidiary of the Company, acquired all of the assets, assumed a portion of the liabilities, and hired key personnel of Power Sensors Corporation, an Illinois corporation, for 6 percent of the outstanding Series A Common Stock of Oryx Power Products Corporation and cash of $120,000. Power Sensors is a developer and manufacturer of DC-to-DC power conversion products. This acquisition will be accounted as a purchase whereby the fair market value of the assets and liabilities acquired, including in-process research and development, will be recorded. Management is currently evaluating the fair market value of the purchase of the acquired assets and liabilities.

On December 23, 1996, the Company sold 1,134,000 shares of its common stock to a group of four institutional non-US investment firms pursuant to Regulation S of the Securities Act of 1933, resulting in net proceeds of $1,954,000. In connection with the Regulation S placement, the Company paid to Yorkton
Securities Inc. the sum of $215,000 and further issued to them a warrant to purchase 91,000 shares of common stock at $1.90 per share in full payment of placement agent fees. $475,000 of the proceeds from the Regulation S offering was used to repurchase the remaining underwriters' Unit Purchase Warrants issued by the Company in April, 1994. The Unit Purchase Warrants, if fully exercised, would have constituted ownership of approximately 900,000 shares of common stock of the Company.



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

Business Segments

The Company has organized its operations into three operating segments: Power Products, Instruments and Materials, and SurgX. In addition, a Corporate segment includes certain activities that are not directly related to any other operations. Three segments and related businesses are as follows:

Segment/Subsidiary                                   Businesses

Oryx Power Products Corporation                      - Power Conversion Products
                                                     - Contract Manufacturing

Oryx Instruments and Materials                       - Material Analysis and
Corporation                                            Test Equipment
                                                     - Specialized Materials
                                                     - Contract R&D


SurgX Corporation                                    - Surge Protection
                                                       Components

Results of Operations

For the quarter ended November 30, 1996, revenues increased by $2,491,000 or 53% from $4,713,000 for the quarter ended November 30, 1995, to $7,204,000 for the quarter ended November 30, 1996. The growth in revenues between the quarter to quarter periods was attributable to continued growth in sales of a new power supply to an existing OEM customer of the Power Products subsidiary, and to a lesser extent, sales of the Company's specialized materials product line. Revenues for the nine months ended November 30, 1996 increased $9,466,000 or 82% from $11,516,000 for the nine months ended November 30, 1995 to $20,982,000 for the nine months ended November 30, 1996. The growth in revenues from period to period was primarily related to sales of the new power supply and increased shipments from its specialized materials product line and diagnostic test equipment. During the quarter ended November 30, 1996, the Company was notified by its OEM customer that it would discontinue purchasing the above mentioned power supply during the Company's fourth quarter. Revenues from the sale of this power supply to the OEM customer for the three months and nine month periods ended November 30, 1996, accounted for 56% and 50% of total consolidated revenue, respectively. During the next two to three quarters, this loss in revenue will not be completely offset by the Company's anticipated increases in revenue from sales of diagnostic test equipment and DC-to-DC power conversion products resulting from the Power Sensors acquisition.

The Company's gross profit increased from $826,000 for the quarter ended November 30, 1995, to $2,641,000 for the quarter ended November 30, 1996, representing an increase of $1,815,000 or 220%. Gross profit increased by $4,699,000 or 177% from $2,661,000 for the nine months ended November 30, 1995 to $7,356,000 for the nine months ended November 30, 1996. The increase in gross profit for both periods in 1996 as compared to 1995 was attributable to increased revenues and cost containment programs from the Company's Power Products subsidiary and increased revenues from the Instruments & Materials subsidiary. Gross profit during the next two to three quarters will be at lower levels than the three months ended November 30, 1996 due to lower revenues, as discussed above, and expected integration costs associated with the Power Sensors acquisition. The Company anticipates operating losses in the fourth quarter of fiscal 1997 and the first and second quarters of fiscal 1998.

Marketing and selling expenses increased from $438,000 for the quarter ended November 30, 1995, to $479,000 for the quarter ended November 30, 1996, representing an increase of $41,000 or 9%. Marketing and selling expenses increased by $241,000 or 22% from $1,115,000 for the nine months ended November 30, 1995 to $1,356,000 for the nine months ended November 30, 1996. The increase in both periods was primarily due to increased sales and marketing expenses associated with the roll-out of the Company's diagnostic test equipment.

General and administrative expenses increased from $608,000 for the quarter ended November 30, 1995, to $1,379,000 for the quarter ended November 30, 1996, representing an increase of $771,000 or 127%. General and administrative expenses increased by $1,456,000 or 81% from $1,788,000 for the nine months ended November 30, 1995 to $3,244,000 for the nine months ended November 30, 1996. The increase in general and administrative expenses for both periods was primarily due to increases in headcount with the Company's objective of developing an infrastructure to support each of the subsidiaries.

Research and development  expenses  decreased from $778,000 in the quarter ended
November 30, 1995, to $616,000 for the quarter ended November 30, 1996, representing a decrease of $162,000 or 21%. Research and development expenses increased $13,000 or 1% from $1,914,000 for the nine months ended November 30, 1995 to $1,927,000 for the nine months ended November 30, 1996. Development funding, which offsets research and development expenses, was $520,000 and
$876,000 for the three month and nine month period ended November 1996, respectively. Development funding for fiscal year 1996 was zero. Such development funding is likely to fluctuate as the Company finds different development projects. Research and development spending increased as a result of continued developmental efforts with respect to diagnostic test equipment and surge protection components being undertaken primarily in the form of increased headcount.

The equity in losses of investee of $0 for the three months ended November 30, 1996, and $20,000 for the nine months ended November 30, 1996, represents the Company's share of losses of Das Devices, Inc. for the periods.

The provision for income taxes of $16,000 and $108,000 for the three month and nine months ended November 30, 1996, respectively, is based upon the annual estimated effective tax rate. For year ended February 29, 1996, there was no tax provision due to losses incurred by the Company.

Liquidity and Capital Resources

The Company's working capital increased by $1,192,000 from a surplus of $4,698,000 at February 29, 1996 to a surplus of $5,890,000 at November 30, 1996, as a result of funds provided by the Company's Regulation S Equity offering of its securities in May 1996 and from the exercise of warrants and stock options during the period. Based upon the recently completed offering in December 1996 (see note 5), the Company's need for near term additional financing has somewhat diminished. However, the Company is currently negotiating with a number of banks for a $2-3 million credit line and, in the near future, intends to establish such a facility, on acceptable terms, to support anticipated operations based upon anticipated demand for its products for the next twelve months. There can be no assurance that the Company will be able to obtain such financing on commercially acceptable terms. The ratio of current assets to current liabilities was 1.77:1 at February 29,. 1996 and 2.34:1 at November 30, 1996.

                                     PART II

                                OTHER INFORMATION


Item 5.  Other Information

         On October 11, 1996, Andrew G. Wilson resigned as Principal Financial and Accounting Officer. Mitchel Underseth was appointed Principal Financial and Accounting Officer on November 25, 1996.

Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits

          Exhibit No.                                 Description of Document

          11.1                                        Schedule of Computation of
                                                      Earnings Per Share

          27.1                                        Financial Date Schedule

         (b)      Reports on Form 8-K

                  During the quarter ended November 30, 1996, the Company filed no Current Reports on Form 8-K.




                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             ORYX TECHNOLOGY CORP.

          Dated: January 14, 1997          By:  /s/ Arvind Patel
                                                Arvind Patel
                                                Principal Executive Officer




                                                 /s/ Mitchel Underseth
                                                 Mitchel Underseth
                                                 Principal Financial and
                                                 Accounting Officer