Form 10KSB/A
period 1997-02-28
ORYX TECHNOLOGY CORP
filed 1997-05-30
CIK 915355

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 1997


                         Commission file number 1-12680

                              ORYX TECHNOLOGY CORP.
           (Name of Small Business Issuer as specified in its charter)

        Delaware                              22-2115841
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)


47341 Bayside Parkway, Fremont, California              94538

(Address of principal executive offices)            (Zip Code)

Issuer's Telephone Number, including area code:  (510) 249-1144

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
    Title of each class                               on which registered

Common Stock, $.001 par value                NASDAQ/Pacific Stock Exchange
Common Stock Purchase Warrants               NASDAQ/Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)
         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

         Issuer's revenues for its most recent fiscal year were $26,860,000.


         As of May 15, 1997, 13,124,821 shares of Common Stock and Preferred Stock convertible into 52,515 shares of Common Stock of Registrant were outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of Registrant, based on the average of the closing bid and asked prices on April 30, 1997: 1-15/32 and 1-5/16 quoted by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), was approximately $14,700,000.


         13,124,821 shares of the Company's Common Stock were outstanding as of April 30, 1997.

         Transitional Small Business Disclosure Format (check one):
         Yes      No  X



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.
-------------------
         For purposes of this Report, shares held by non-affiliates were determined by aggregating the number of shares held by officers and directors of the Registrant, and by others who, to Registrant's knowledge, own 5% or more of Registrant's Common Stock including shares of Preferred Stock convertible into Common Stock, and subtracting those shares from the total number of shares outstanding. The price quotations supplied by NASDAQ represent prices between dealers and do not include retail mark-up, mark-down or commission and do not represent actual transactions.

         Some of the information in this report, including the discussion of the Company's strategy, production plans, distribution strategies and various statements concerning the Company's plans for expansion and expectations for growth for both the Company and the markets in which the Company competes constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risks and uncertainties described under the caption "Risk Factors" set forth in Part I of this report and those identified by the Company from time to time in other filings with the Securities and Exchange Commission (the "Commission"), press releases and other communications.


                                     PART I

                                    BUSINESS

Item 1.  Description of Business

Introduction

         Oryx Technology Corp. ("Oryx" or the "Company") designs, manufactures and markets specialized components, analytical equipment and instrumentation products for original equipment manufacturers ("OEMs") in the information technology industry. This industry includes office equipment, computers, telecommunications and consumer electronics. The Company markets or has in product development, technologically-advanced products which perform diagnostic and analytical functions and address industry requirements for efficient power conversion, surge protection and specialized materials technology. The Company has concentrated its product development programs in critical areas where the larger manufacturers of office equipment, computers, computer peripherals and other electronic and telecommunications products depend upon complementary technology and product support. The Company operates in three distinct market segments: (i) power conversion products, (ii) electrical surge protection products, and (iii) materials analysis and test equipment and specialized materials products.

         In November 1995, the Company made a strategic decision to improve business focus and execution by separating its core businesses and placing assets for each core business into wholly- owned subsidiaries. Three subsidiaries were formed: Oryx Power Products Corporation, SurgX Corporation and Oryx Instruments and Materials Corporation. The subsidiaries are intended to provide additional management and employee motivation to increase the value of each business through potential equity ownership tied more closely to each business unit, and to position the Company to be better able to seek financing or equity investment at the subsidiary level in order to develop the businesses without diluting Oryx stockholders.

--------------------------------------------------------------------------------
                                 Oryx Technology
                                      Corp.

--------------------------------------------------------------------------------
                          Oryx Instruments and Materials
                                   Corporation

--------------------------------------------------------------------------------
                                      SurgX
                                   Corporation

--------------------------------------------------------------------------------
                                      Oryx
                                 Power Products
                                   Corporation
--------------------------------------------------------------------------------



- Power Conversion                     - Surge Protection    -Materials analysis
  Products                               Components           and test equipment
- Contract Manufacturing                                    - Specialized
                                                              Materials
                                                            - Contract R&D

--------------------------------------------------------------------------------


         Oryx' and its subsidiaries' customer base for their current product lines includes the following OEMs: Akashic Memories, Bussmann Corporation ("Bussmann"), Fuji Electric Co., Ltd, IBM Corporation, Pitney-Bowes Corp., Seagate Technology, Inc., Trace Storage Technology Corp., Western Digital Media Corporation, and Xerox Corporation. The Company currently plans to market its existing lines to these and other OEMs during fiscal 1998. The Company has also undertaken research programs with the National Aeronautics and Space Administration ("NASA") and the Department of Defense ("DoD") and plans to pursue further joint research programs with major companies in or supporting the information technology industry.

         The Company's predecessor, Advanced Technology, Inc. ("ATI"), was incorporated on April 21, 1976 in New Jersey. On July 25, 1993, ATI formed the Company as a wholly-owned Delaware subsidiary, and on September 29, 1993, ATI merged into the Company.

ORYX POWER PRODUCTS CORPORATION

         Oryx Power Products Corporation ("Power Products") designs, manufactures and markets custom and standard AC/DC switching power supplies and high density DC/DC power conversion products for various electronics products, and provides contract manufacturing services to OEMs.

         Background

         All electronic hardware products require some form of AC/DC or DC/DC power conversion. Consequently, the supply of DC power becomes an integral part of each product's cost, reliability, packaging and function. Typically, the power conversion system constitutes over 10% of the cost, internal space and weight of the product. However, the advancement of power technology (AC/DC and DC/DC) has not paralleled developments in other segments of the industry, and while product technology (logic/memory, etc.) has improved over ten-fold in size and cost, power has made only a two-fold improvement in such areas during the last decade.

         In  addition  to  the  need  to  improve  the  basic  power  conversion technology, OEMs are demanding products which are more portable, reliable, energy efficient and better performing. It is Power Products' belief that large companies worldwide are not investing significant resources in this area and instead depend upon low technology vendors, primarily in the Far East, for supply and technological developments. Power Products' further believes that the high quality, low cost manufacturing capability it has established at its ISO 9002 certified plant in Reynosa, Mexico, coupled with its North American distribution capabilities out of Texas can be leveraged to provide cost-competitive power conversion products. In addition, Power Products' management believes the low labor costs and Power Products' skilled Mexican labor force and recent ISO certification, allow them to compete effectively against other suppliers of contract manufacturing services.


         Acquisition of Zenith Power Conversion Products Group

         On April 11, 1994, the Company consummated the first and primary phase of an Asset Purchase Agreement with Zenith Electronics Corporation ("Zenith") for the purchase of certain assets of Zenith's power conversion products group. Through such acquisition, which was consummated simultaneously with the closing of the Company's initial public offering, the Company acquired accounts receivable, customer sales orders, manufacturing, research and development equipment, computer equipment, engineering documents and certain intellectual property rights relating to power conversion engineering and design, and office furniture and fixtures. In connection with such acquisition, the Company also agreed to assume warranty obligations associated with previous sales by the Zenith power conversion products group. In December 1994, the Company began taking possession of the inventories and manufacturing equipment of the Zenith power conversion products group. The manufacturing equipment has been installed at Power Products' manufacturing plant in Reynosa, Mexico and inventories are held nearby at Power Products' new distribution center in McAllen, Texas.

         The Company (a) paid Zenith a purchase price of approximately $6,285,000 and assumed warranty obligations of $20,000, and (b) incurred approximately $364,000 of expenses associated with the power conversion products group acquisition. The purchase price to Zenith was paid $3,600,000 in cash, $624,000 withheld by Zenith on collection of acquired receivables, $20,000 by assumption of warranty obligations and in the form of a promissory note issued by the Company to Zenith in the principal amount of $2,061,000 (the "Zenith Note"). The purchase price for the acquisition, based on the closing date valuation of assets of the Zenith power conversion products group, increased by approximately $1,000,000 from the Company's initial estimate due primarily to greater than anticipated inventory. Zenith agreed that $624,000 of such increase would be withheld by Zenith on accounts receivable.

         As part of the terms of the acquisition, the Company contracted with Zenith to manufacture the Company's power conversion products during a transition period of up to 12 months on a fixed price per unit basis, with the Company having an option to extend the manufacturing arrangement for up to three additional months on terms to be negotiated in the future. Upon the termination of that contract manufacturing arrangement in April 1995, Zenith delivered to the Company the inventories and manufacturing equipment of the Zenith power conversion products group.

         On October 30, 1995, The Company received notice from Zenith that the Company had defaulted on the Zenith Note, entitling Zenith to declare all amounts immediately due and owing. On February 28, 1996 Power Products entered into a settlement agreement with Zenith which, together with subsequent amendments, resulted in Zenith's agreement to forgive all outstanding indebtedness, including the amounts due on the Zenith Note and certain accounts payable, in exchange for (a) $1,000,000 payable over the course of seven months, bearing interest at a rate of 12 percent per annum, and (b) warrants to purchase 400,000 common shares at $1.00 per share and 100,000 common shares at $5.00 per share. The warrants expire March 15, 2001. The amount due under the settlement was paid off in fiscal year 1997 and there are no outstanding balances due to Zenith. In connection with the settlement agreement, the Company reported an extraordinary gain in fiscal year 1996 of $1,433,000.

         Acquisition of Power Sensors Corporation

         On December 19, 1996, Power Products acquired all the assets, assumed a portion of the liabilities, and hired key personnel of Power Sensors Corporation, an Illinois corporation, for 6 percent of the outstanding Series A Common Stock of Power Products and cash payment of $120,000. Power Products believes this acquisition will facilitate its entry into one of the fastest growing segments of the power conversion product market. In addition, adding DC/DC power conversion products to its current product line, allows Power Products to offer a more complete power conversion solution.

         Business

         Power Products manufactures its products at its own manufacturing facility in the border city of Reynosa, Mexico, and distributes the products from a facility in nearby McAllen, Texas. Product design, engineering, marketing and sales are based at Power Products' facility in Mount Prospect, Illinois. Custom products are specifically designed for a particular customer's products, whereas standard products are designed to be used "off the shelf." Over ninety percent of Power Products' offerings are distributed in the United States with the balance marketed overseas, primarily in Europe.

         In fiscal year 1996, Power Products' management, as part of the Company's new overall strategic focus, undertook an analysis of the current business and the future business direction in order to increase the number of units sold and eventually, achieve profitability. As a result, in addition to focusing on growing the custom power supply business, management decided to actively pursue manufacturing contracts utilizing the low cost manufacturing capability afforded by its Mexican facilities. In the fiscal year ended February 28, 1997, contract manufacturing was significantly below expectations due to delays in starting up one major contract.

         During the fiscal year ended February 28, 1997, Power Products was notified by its largest customer, Pitney Bowes Corp., that they would discontinue purchasing one of the power supply products they had purchased during fiscal years 1996 and 1997. Revenues from this custom power supply during the fiscal year ended February 28, 1997 represented 63% of total revenues for Power Products and 48% of consolidated revenue of the Company. Sales for Power Products' standard product line during the fiscal year 1997 increased after two years of decline due to increased marketing efforts and the addition of regional sales managers. Contract manufacturing activity increased during the fourth quarter of fiscal year 1997 and Power Products expects continued growth in these services during fiscal year 1998.

Due to the loss of substantially all of Pitney Bowes revenues, Power Products' fiscal year 1998 revenues are expected to be significantly below its fiscal year 1997 revenues. Power Products expects that the addition of the DC/DC product line and the anticipated growth in contract manufacturing services will help offset some of the lost revenues attributable to Pitney Bowes, however, there can no assurance that Power Products will be able to increase revenues enough to achieve profitably for fiscal year 1998.

         Products and Distribution. The major customers for custom power conversion products are IBM Corporation, Pitney Bowes Corp., and Xerox Corp. The standard products fall into the low-to-mid power range with 30-400 watt offerings in the electronics industry such as telecommunications, computers and medical equipment. All product distribution is done from Power Products' McAllen, Texas location. All sales and marketing, including customer order processing, is handled out of Power Products' Mt. Prospect, Illinois location.

         Power Products' standard power supplies are sold in the United States through both manufacturers representatives and distributors. There are approximately seven manufacturers representative organizations in the United States who have exclusive territories and generally handle all order activity for customers who purchase in excess of 1,000 units annually. There are also approximately 32 distributors in the United States, with 72 sales locations, who do not have exclusive territories. Allied Electronics, Inc. is the only national distributor, distributing Power Products supplies in over 70 sales locations. The other 32 distributors are local or regional in marketing scope. Several of the distributors perform value-added services, such as cable and harness assembly and voltage settings, in addition to local stocking. European sales are handled through four master international distributors consisting of Powersolve (England), Elbatex (Switzerland), Acal Auriema (Netherlands), and Powerbox (Sweden). Master distributors do not have exclusive territories and can sell in any European country where they maintain an office. Agreements with manufacturers representatives and distributors generally do not provide rights to return product.

         Power Products' current marketing strategy includes utilizing its manufacturers representatives to promote business both with existing accounts and with new customers. Management recently hired a senior industry executive as Vice President of Sales and Marketing to focus on developing relationships with large OEMs in the telecommunications and data communications industries and to further develop distribution channels for the AC/DC and DC/DC standard product lines.

         For standard products, Power Products' principal competitors are Astec America, Ltd., Computer Products, Inc., Power One, Inc., Kepco, Inc., Lambda Electronics, Inc. and Todd Products Group, Inc. Custom products competition comes primarily from Zytec, Inc., Chloride Corporation, Lucent Technologies, and ITT Corporation, as well as a number of Pacific Rim companies such as Delta Products Corp. and Phihong.

         Manufacturing. In December 1994, Power Products established and commenced distribution from its warehouse located in McAllen, Texas. From this distribution center, Power Products distributes finished products, and procures raw materials for shipment to its manufacturing plant in Reynosa, Mexico, which is approximately 10 miles from McAllen, Texas. The manufacturing equipment purchased from Zenith was fully installed in the first half of fiscal year 1996. In fiscal year 1997, an automated surface mount line was installed in the Mexico plant which increased the plant's overall capacity and due to the technological enhancements of this line, opened up additional market opportunities in the custom products line. During fiscal year 1997, ISO 9002 certification was achieved at the Mexico plant and the primary  phase of DC/DC  manufacturing  was transferred to the Mexico plant. Power Products employed approximately 250 manufacturing and support personnel at its Mexico plant as of April 30, 1997.


         SURGX CORPORATION

         SurgX Corporation ("SurgX") designs, manufactures and markets surge protection components to OEMs in the computer and electronics industries to provide protection against electrostatic discharge ("ESD") at the printed circuit board level. SurgX is also attempting to migrate this solution into the integrated circuit (IC) package.

         Background

         As the information technology industry progresses in capacity, speed and performance, it is moving toward faster circuit performance, smaller chip geometries and lower operating voltages. Coinciding with these trends is the proliferation of various equipment and information networks. These developments have been accompanied by increases in both product susceptibility to failure from over-voltage threats as well as more widespread incidences of such threats, resulting in the "burn-out" of chips and circuitry. These threats can originate from inside or outside the products and can arise from such factors as human body electrostatic discharge, induced lightning effects, spurious line transients and other complex over-voltage sources. During the last decade, new products emerged to address this need to protect integrated circuits from electrostatic discharge damage. Related specialized products range from wrist straps worn by electronics assembly workers, to special anti-static packaging of both components and sub-assemblies.

         The United States market for surge protection devices was estimated by an industry commentator to have reached $800 million in 1995, and is comprised of some mature devices such as gas discharge tubes, varistors, TVS (transient voltage suppression), diodes and thyristors. Though proven for performance and reliability, each of these technologies has only a narrow range of application. In addition, none achieves the desired combination of high speed, elevated power handling capability, low clamping voltage and low capacitance. Furthermore, present conventional devices and methodology are expensive. At the present time, approximately ten manufacturers supply over 70% of the surge protection products sold worldwide. Among the major suppliers are Shinko, Harris Semiconductor, Inc., Siemens Components, Inc., Panasonic, General Instrument Corp., AVX Microsemi Corp. and Motorola Corp. It is estimated that over 50% of present ESD protection devices are used in telecommunications, but the market for computer equipment protection is now growing rapidly.

         Business

         In 1993, the Company assembled an experienced product design team for the development and manufacture of a family of specialized components designed to protect integrated circuits, integrated circuit modules, and assembled printed circuit boards. The Company completed preliminary prototypes of its SurgXTM products in fiscal year 1995 and commenced customer sampling of the first components utilizing the SurgXTM technology, primarily connectors used in the telecommunications and computer industries.

         The proprietary SurgXTM technology for over-voltage protection is comprised of a specialized polymer formulation containing inorganic solids, metal particles and adhesion-promoting agents which can be tailored for use against surge threats with different voltage and power levels. In 1994, the company designed and packaged an ESD formulation for several connector configurations as well as the two standard surface-mount packages. By controlling the basic formulation and adapting solutions to various customer designs, SurgX expects to become a major supplier of such devices. Toward this objective, SurgX plans to undertake computer modeling of both the surge protection phenomena as well as the predictive behavior of device performance and applicability.

         In 1994, the Company applied for trademarks for the SurgXTM, SurgAidTM and SurgTapeTM varies for related products described below with the United
States Patent and Trademark Office. SurgX and SurgTape are in the final stages of the trademarking process and a time extension has been filed for SurgAid. In 1995, the Company also filed two patents on surge suppressing devices, materials and manufacturing processes, which are in the process of being split into eleven patents. A third patent on devices was filed in 1996. In 1997, foreign filings were initiated on the two initial patents. In 1997, SurgX filed a service mark application for the SurgX logo design.

         SurgX's approach to the market consists of two parallel paths. The first product group will be a series of board-level devices and inserts for board mount connectors initially addressing the less than 50 watt ESD segment of the existing diode market with lower price and higher performance, and ultimately, expanding to include the 500 watt line transient segment of the diode market. In 1989, the diode market represented $100 million of the total $250 million TVS components which were sold in the United States. Based upon an industry analysis, the diode market is believed to represent $450 million of the estimated total $800 million TVS components market in the United States in 1995. Within this segment, traditionally packaged plug compatible devices less than 50 watts represented $89 million in 1989 and is estimated to have represented $400 million in 1995. The first product group is designed to address the ESD segment of the 500 watt diode market.

         The first product group is considered off-chip protection for integrated circuits, that is the supplemental devices that are not contained within the IC and/or the IC package. The first product group is discrete devices typically added at the board level to protect the circuitry on printed circuit boards. The second product group, SurgTape, is intended to supplement on-chip ESD protection by placing SurgTape inside the IC package on the leadframe.

         SurgTapeTM is intended to be an inexpensive, on-board surge protection device to be installed directly into the IC package as well as into many components or sub-assemblies. Management believes that the development of low cost, small size, and easy to use SurgTapeTM devices for application inside the integrated circuit package could be an alternative to existing ESD Protection Devices of the high lead count, high value IC market. Management's preliminary estimate of the high lead count, high value IC market is two billion units in 1998. Management is planning further market studies to obtain more detailed information with respect to potential customers and market opportunities. However, there can be no assurance that SurgX will be able to commercially develop this product, or that IC manufacturers will replace or supplement existing ESD protection devices with SurgTape(TM).

         Products and Distribution

         A limited number of SurgX components were supplied to various OEMs in the fourth quarter of fiscal year 1995 and during fiscal year 1996. According to feedback from potential customers, the samples were well received. However, it became apparent to management that in order to effectively penetrate the market, SurgX would have to mass produce the product. In fiscal year 1996, a strategic review of the business was undertaken as part of the Company's overall restructuring. The Company determined that it would be more efficient to establish a relationship with an experienced corporate partner who could provide the necessary high volume manufacturing and distribution channels. It was also determined that SurgX should seek development partners to develop SurgTapeTM in order to reduce the associated development expenses.

         In fiscal year 1997, an exclusive, world wide (except for Japan) license was granted to Bussmann, a subsidiary of Cooper Industries for the manufacture and marketing of SurgX surface mount and connector array components. In consideration for this license, Bussmann paid $750,000 in development funding, and, subject to terms of the license agreement, will pay royalties for approximately 11 years to SurgX based upon Bussmann's sales of surface mount components and connectors. The product is marketed by Bussmann under the SurgX trademark. Bussmann is a leading manufacturer of fuses and was seeking new circuit protection technology for rapid market expansion. Bussmann's target market for SurgX is the rapidly growing electronics market. Since the signing of the license agreement in July 1996, Bussmann has taken on the manufacturing of SurgX components using liquid SurgX manufactured by SurgX. Bussmann has also commenced sampling customers, and has launched a world wide advertising campaign.

         In fiscal year 1997, SurgX entered into two SurgTape milestone-based product development agreements with two major manufacturers of integrated circuits. Currently, SurgX has completed the electrical proof of concept milestone with one IC manufacturer and is in the final stages of the proof of concept with the second IC manufacturer. Management anticipates the co-development contracts may lead to supply contracts with the development partners in calendar year 1998. There can be no assurance, however, that SurgX will be able to consummate any of these relationships, that any such relationship will be on commercially advantageous terms to SurgX, or that any of the products developed will be commercially successful.

         ORYX INSTRUMENTS AND MATERIALS CORPORATION

         Oryx Instruments and Materials Corporation ("Instruments and Materials") designs, manufactures and markets materials analysis and test equipment, specialized materials and electromagnet systems for the hard disk drive and semiconductor industries.

         Background

         Instruments and Materials is comprised of two core businesses: specialized materials assemblies based upon the patented IntrageneTM ceramic metallization and joining system, and a materials analysis and test equipment business which includes secondary ion mass spectrometer (SIMS) and electrostatic discharge (ESD) simulator product lines.

         The most mature product line consists of IntrageneTM-based sputtering target assemblies. These have been sold into the rigid disk market since 1986 and are still considered one of the most reliable such assemblies in the market today.

         Sputtering target assemblies are manufactured by materials companies and sold to end-users as source materials for coating other materials via a vacuum based process called sputtering. Sputtering is employed as the primary method for depositing thin film functional layers on rigid magnetic media (hard disks), as well as in many semiconductor manufacturing operations. Once a target is made, it must usually be incorporated into the sputtering apparatus by joining it to a backing plate to make sound electrical, thermal and mechanical contact. The bonding of a target to the backing plate, which is usually made of copper, forms what is known as the "bonded target assembly."

         The ESD simulator line has been part of the Company's product offering since 1993 and serves both chip design and QA/Reliability departments of several semiconductor companies. The installed base of ESD simulators made by
Instruments and Materials and its predecessor company, IMCS, exceeds 700 systems, world-wide.

         The most recent addition to the Instruments and Materials product offering is the TTS 2000 Process Monitoring Tool, a SIMS system. The fundamental development and prototype system build was completed in early fiscal year 1995 and subsequent productizing efforts have been geared to employing the system as a semi-automatic process monitoring tool for the rigid disk and semiconductor industries. This system is used to study the chemistry and distribution of chemicals on the surface of rigid disks and semiconductor wafers.

         Introduced in the mid-1970's, secondary ion mass spectrometry ("SIMS") is a surface analytical technique used by the semiconductor, plastics and metallurgical industries for diagnostic purposes. SIMS analysis has traditionally been limited to custom analytical laboratories staffed with highly skilled analysts. Due to the high costs and skill required as a result of the complexity of its instrumentation, SIMS equipment has traditionally been expensive, ranging in price from $750,000 to $2.0 million.

         In response to perceived industry needs, Instruments and Materials has developed a new generation of SIMS instrumentation, called the TTS-2000, designed for production process monitoring, which is significantly smaller, simpler and less expensive to operate compared to existing SIMS equipment which is generally used in non-production environments. Instruments and Materials began customer shipments of its TTS product in fiscal year 1997. The selling price for the instrumentation is between $280,000 and $350,000, depending upon the configuration.


         Acquisition of IMCS

         In August 1993, the Company entered into an agreement for the purchase of stock from Intek Diversified Corporation ("Intek") pursuant to which the Company acquired all of the outstanding capital stock of IMCS Corporation (a wholly-owned subsidiary of Intek). In connection with this transaction, the Company also acquired product inventory owned by IMCX Corporation, another wholly-owned subsidiary of Intek, obtained the right to employ certain technology pertaining to IMCS' products presently owned by IMCX, and a license for the use of additional proprietary technology of IMCX relating to U.S. Patent No. 4,617,542. The IMCS products license relates to electrostatic discharge simulation equipment, and the patent license relates to a high voltage switching device. In consideration for the stock, the Company paid to Intek the cash sum of $75,000, issued a non-interest bearing promissory note in the amount of
$180,000 in exchange for the aforementioned inventory, payable in 24 installments of $7,500 each commencing October 1, 1993 through September 1, 1995, and agreed to pay to IMCX various royalties for a specified term. In conjunction with the purchase of IMCS, the Company entered into a royalty agreement with Intek whereby the Company will pay, for a 15-year term, a royalty to IMCX on all IMCS product sales. During the initial twelve months following the acquisition or until IMCS generates $750,000 of product sales, whichever occurs first, the royalty will be 6% of IMCS product sales. The royalty will be 8% of IMCS product sales for the remainder of the royalty period with the aggregate maximum royalty not to exceed $800,000. IMCS also agreed to pay AT&T a supplemental royalty for the same 15-year term equal to 3% of sales over $333,000 of certain IMCS products with the maximum supplemental royalty limited to $150,000.

         Business

         Through the IMCS acquisition, the Instruments and Materials product group offers to semiconductor chip and product manufacturers a series of products for testing over-voltage susceptibility as a result of ESD. Instruments and Materials manufactures four different models: Model 700, a low cost, manual electrostatic discharge (ESD) simulator; Model 7000, an automated ESD simulator; and Model 9000, an automated charged device model (CDM) simulator based on a licensed AT&T design and Model 11000, an automated multifunctional tester. The prices for these models range from $12,000 to $300,000, and are primarily being marketed directly to Instruments and Materials' customer base. There were four system installations of the 11000 in fiscal year 1997.

         The introduction of the TTS-2000 Process Monitoring Tool in fiscal year 1997 has brought about a high level of interest in implementing the SIMS technique on the factory floor of rigid disk manufacturers. There were four systems shipped in fiscal year 1997. These systems are utilized on production lines with the intent of producing extensive surface chemistry data, over several months, in order to begin correlating trends in surface contamination with overall process yields. As a result, the TTS-2000 may be able to establish its utility to the customer as a process monitoring tool - a system which will ultimately help increase yields while detecting process problems before they become catastrophic yield losses for the customer.

         Instruments and Materials' primary strategic market is rigid disk manufacturers. There are projected to be over 200 disk production lines in the world by the year 2000. With the potential to monitor a number of different types of production processes, a dedicated TTS-2000 could be used in multiple places in a single production line. However, there can be assurance that this product will meet the customer's technical requirement for a process manufacturing tool, or that the yield detection capabilities will provide utility to the manufacturing process.

         Another potential market is the semiconductor market for monitoring production wafers for various contamination problems or other chemistry-related phenomena. This market is believed to be even larger than that for the rigid disk market. With additional resources, Instruments and Materials believes that some system modifications and re-engineering of the TTS-2000 could make the adoption of a TTS system into the semiconductor market a reality in the coming years. However, there can be no assurance that Instruments and Materials will be able to develop this product or be willing to invest the necessary resources to participate in this market.

         Instruments and Materials also manufactures high quality sputtering target assemblies based primarily on its patented IntrageneTM metal to non-metal and metal to metal joining process. The IntrageneTM process is a proprietary methodology developed by metallurgists and materials scientists at Instruments and Materials and has been granted six U.S. patents as well as national phase patents based on two European patent applications and three Japanese patents. The IntrageneTM process allows for the ability to metallize, solder or braze a wide range of engineering ceramics, graphite and refractory metals.

         Instruments and Materials' background in engineering materials and joining has allowed it to develop several approaches to bonding brittle solids of low to intermediate thermal expansion to typical high-expansion backing plate materials such as copper and aluminum. Instruments and Materials' experience in assembly design and stress reduction combined with the ability to produce bonded target assemblies has enabled it to become a supplier of such products selling directly to the thin-film magnetic media manufacturers.

         Instruments and Materials' primary customers of the bonded targets are Akashic Memories Corporation, Seagate Recording Media, Inc. (formerly, Conner Peripherals and Seagate Magnetics), Trace Technology, and Western Digital Media Corporation. The company has also undertaken research programs with NASA and the Department of Defense, and has been the recipient of four Phase I and two Phase II research contracts from NASA, two Phase I research contracts from the Department of Defense, and one Phase I research contract from the National Science Foundation during its 1992-1997 fiscal years, most of which involve applications of its IntrageneTM and related core technology. The contracts represent grants totaling over $2 million. Instruments and Materials also is negotiating joint product development and research programs with major companies in the information technology industry, and intends to continue pursuing additional research contracts with the United States government.

         Instruments and Materials derived its revenues primarily from sales of its bonded sputtering target assemblies in the fiscal year ended February 28, 1997. Demand for these products has increased as world-wide demand for rigid magnetic media has increased and produced a corresponding expansion in manufacturing capacity. Management currently believes that the business will sustain this growth in fiscal year 1998. In fiscal year 1998, Instruments and Materials intends to emphasize the growth of its TTS and test equipment businesses due to the high margin and the large market potential. Management believes that the initial system installations performed in fiscal year 1997 will enable it to establish an installed base for reference selling in the future. However, there can be no assurance that these systems will meet the technical requirements of customers or that a significant market for such products will develop. If Instruments and Materials fails to establish a market presence for these products, it will have to consider taking steps to reduce losses in this line of business.

         Regulation and Environmental Matters

         Instruments and Materials is subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances. Instruments and Materials believes that its facilities and practices for controlling and disposing of the limited amount of waste and potentially hazardous materials it produces are in compliance with applicable environmental laws and regulations. The development of any additional manufacturing operations by Instruments and Materials may require the Company to comply with government regulations designed to protect the environment from wastes and emissions and from hazardous substances, particularly with respect to the emission of air pollutants, the discharge of cooling water, the disposal of residues and the storage of hazardous substances. The extent of government regulation which might result from any future legislation or administrative action cannot be accurately predicted.

         Patents and Proprietary Rights

         Proprietary protection for Instruments and Materials' products, processes and know-how is important to its business, and Instruments and Materials plans to prosecute and defend its patents and proprietary technology. Instruments and Materials' policy is to file patent applications to protect its technology, inventions and improvements as soon as practicable. Instruments and Materials also relies upon trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position.

         Instruments and Materials owns and will maintain seven patents, five of which are associated with the IntrageneTM process. The IntrageneTM patents expire in 1999 and 2000. Instruments and Materials plans to file improvement patent applications which may effectively broaden Instruments and Materials' proprietary protection, but there can be no assurances that such improvement patent applications will be granted. Instruments and Materials does not believe that the expiration of such patents will have a materially adverse effect on its competitive position relative to the marketing of its ceramic metallization and bonding system products.

         The Company has also filed for two patents with respect to its SurgX product line for surge suppressing devices, and materials manufacturing process which are in the process of being split into eleven patents and a third patent application on devices was filed in 1996. In 1997, foreign filings were initiated on the two initial patents.

EMPLOYEES

         As of April 30, 1997 the Company employed 360 persons on a full-time basis. Included among full time employees are 5 executive officers, 20 managers and executive personnel, 30 engineering personnel, 10 sales and marketing personnel, 21 administrative personnel and 274 manufacturing personnel. Of the Company's full-time employees, some hold Ph.D. or Masters Degrees in one or more fields of science. The Company's employees are not covered by any collective bargaining agreements, and the Company believes its employee relations are satisfactory.

                                  RISK FACTORS


     History  of  Unprofitability;   Substantial  Recent  Operating  Losses  and
Accumulated Deficit

         Since its initial public offering in April 1994, the Company has not been profitable on a quarterly or annual basis except for the quarters ended May 31, 1996, August 31, 1996 and November 30, 1996. At February 28, 1997, the Company had an accumulated deficit of $10,243,000. During the fiscal year ended February 28, 1997, the Company's largest customer, Pitney Bowes, notified the Company it would significantly reduce its purchases during the fourth quarter ended February 28, 1997 and in the ensuing year. Due to the significant reduction in sales to Pitney Bowes, the Company expects that it will not be profitable for the fiscal year ending February 28, 1998 and there can be no assurance that the Company will be profitable thereafter.


         Liquidity and Capital Resources

         The Company's working capital increased from $4,698,000 at February 29, 1996 to $6,514,000 at February 28, 1997. The Company's ratio of current assets to current liabilities was 1.77:1 at February 29, 1996 and 2.31:1 at February 28, 1997. In the fiscal year ended February 28, 1997, the Company raised additional capital of $4,143,000, net of issuance costs of $681,000 pursuant to private placement offerings in which it issued and sold an aggregate of 2.8 million shares of its common stock to certain qualified institutional investors under Regulation S of the Securities Act of 1933, as amended. In addition, during fiscal year 1997, some of the Company's Warrants, Underwriters Units and Stock Options were exercised, providing the Company with $842,200 of proceeds. The Company recently closed a $5,500,000 asset based borrowing facility and believes, based upon the Company's projections which include significant revenue growth from new product lines, that this financing will be sufficient to satisfy all of the Company's anticipated financing needs through at least February 28, 1998. In the event the Company requires additional equity or debt financing, or attempts to raise capital through an asset sale, there can be no assurance that such transactions can be effected in a timely manner to meet all of the Company's needs, or at all, or that any such transaction will be on terms acceptable to the Company or in the interest of its stockholders.


         Risks of New Phase of Development

         The Company has invested substantially in the development of proprietary technologies in surface analysis, electrostatic surge testing of integrated circuits and surge protection, and has shipped four units of its new secondary ion mass spectrometer. The Company has also completed a licensing agreement for part of its SurgX technology with an electronic component manufacturer. There can be no assurance that the Company will be successful in further commercializing these technologies or any other products, or developing financially viable businesses based on these technologies. Results of operations in the future will be influenced by numerous factors, including technological developments by the Company, its customers and competitors, increases in expenses associated with product development and sales growth, market acceptance of the Company's products, the ability of the Company to successfully control its costs of development, overhead and other costs, and manage its operations, the capacity of the Company to develop and manage the introduction of new products, and competition. There can be no assurance that revenue growth will be sustained or profitability on a quarterly or annual basis will be achieved. Accordingly, there can be no assurance that the Company will be able to implement its business plan, expand its operations and develop and sustain profitable operations.

         On December 19, 1996, Oryx Power Products Corporation ("Power Products"), the Company's power products subsidiary, acquired all of the assets, assumed a portion of the liabilities, and hired key personnel of Power Sensors Corporation, an Illinois corporation ("Power Sensors") for 6 percent of the outstanding Series A Common Stock of Power Products and cash payments of $120,000. The Asset Purchase Agreement for this acquisition provides that if, within 3 years of December 19, 1996, Power Products is not itself sold in its entirety to, or purchased by, a third party for cash or public securities of such third party or publicly traded as a company whose securities are registered under the Securities Act of 1993 or is a reporting company under the Securities Act of 1934, then each of the holders of the Power Products Series A Common Stock issued in the acquisition, shall have the option on that date to exchange such Common Stock into a non-interest bearing promissory note of Power Products in an amount equal to $2.50 per share of Common Stock for a total indebtedness of $1,500,000. Power Sensors is a developer and manufacturer of DC/DC power conversion products. While this acquisition is intended to provide the Company with the entry into the DC/DC power supply market and to generate sales sufficient to help offset the reduction in sales to Pitney Bowes as discussed above, there can be no assurance that the Company will be able to successfully market such products or that any sales of such products will offset any reductions in the Company's sales to Pitney Bowes or any other customer.

     Risks Associated with Management of Growth; Internal Control Deficiencies

         The Company has recently experienced and may continue to experience substantial growth in the number of employees and the scope if its operations, resulting in increased responsibilities and changes in management. To manage growth effectively, the Company will need to continue to improve its operational, financial and management information systems and to develop and maintain sound internal controls. Failure to do so could result in a material adverse effect on the Company's financial condition and results of operations and could result in a misstatement of operating results. In connection with the audit of fiscal year 1995,a reportable condition was identified with respect to the Company's record keeping for equity financing and share issuance transactions. In connection with the Company's audit for the fiscal year ended February 29, 1996, the Company's independent accountants identified a further reportable condition relating to physical inventory procedures specifically with regard to substantial adjustments that resulted from physical inventories taken during the fiscal year ended February 29, 1996. The resulting adjustments were reflected in the fiscal year 1996 financial statements. A reportable condition indicates that a material error or irregularity may occur in the Company's quarterly and year-end financial statements and may not be detected on a timely basis by the Company's employees, thereby possibly resulting in a misstatement of the Company's financial statements. Management has taken actions to resolve these conditions, although there can be no assurance that the controls put in place will lead to an adequate internal control structure.




         Significant Customer Dependence

         For the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995, sales to Pitney Bowes accounted for approximately 52%, 41%, and 27% of consolidated revenues, respectively. The Company will experience a significant reduction in sales to Pitney Bowes during the 1998 fiscal year. Accordingly, the Company's operating results will be materially and adversely affected by the loss of business from Pitney Bowes. There can be no assurance that such customer or any other customers will in the future purchase products from the Company at levels that equal or exceed those of prior periods, if at all. While the Company actively pursues new customers, there can be no assurance that the Company will be successful in its efforts, and any significant weakening in customer demand would have a material adverse effect on the Company.

         Reliance on Third Party Manufacturers May Disrupt Operations

         The Company relies on third-party manufacturers for the supply of substantially all key components for all of its products. The Company's reliance on outside manufacturers generally, and a sole manufacturer or a limited group of manufacturers in particular, involves several risks, including without limitation, a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality, cost, and timely delivery of components. Any inability to obtain adequate deliveries or any other circumstances that would require the Company to seek alternative sources of supply or to manufacture such components internally could lead to disruption of the operations of the Company, product deficiencies, unanticipated and fluctuating expenses, unpredictable revenues, and sales and marketing dislocations that are beyond the Company's control, and may have a material adverse effect on the Company's business and operations.

     Technological Changes Affecting Products and Product Development Risks

         The design and manufacture of technologically advanced components and equipment continually undergo rapid and significant technological change. The
Company's success will depend upon its ability to maintain a competitive position with respect to its proprietary and other enhanced technology and to continue to attract and retain qualified personnel in all phases of its operations. The Company's business is, to a large degree, dependent upon the enhancement of its current products and the development of new products. Critical to the Company's success and future profitability will be its capacity to develop new technologies for new product lines and product upgrades. Product development and enhancement involve substantial research and development expenditures and a high degree of risk, and there is no assurance that the Company's product development efforts will be successful, will be accepted by the market, or that such development efforts can be completed on a cost-effective or timely basis. There can be no assurance that future technological developments will not render existing or proposed products of the Company uneconomical obsolete or that the Company will not be adversely affected by competition or by the future development of commercially viable products by others.

         Quarterly Fluctuations of Operating Results

         The Company's quarterly operating results have in the past been, and will in the future be, subject to significant fluctuation. The Company's operating results are impacted by numerous factors, such as product introductions or modifications by competitors, market acceptance of the Company's products and its customers' products, product price changes, product mix, purchasing patterns of original equipment manufacturers ("OEMs") and other customers, delays in, or failure to receive, orders due to customer financial difficulties, and overall economic trends. The Company plans to introduce product upgrades or new product lines from time-to-time, which could generate short-term fluctuations and have a material adverse impact on sales of certain existing products. In addition, customer orders may involve competing capital budget considerations for the customer, thus making the timing of customer orders difficult to predict and uneven. Any delay or failure to receive anticipated orders, or any deferrals or cancellation of existing orders, would adversely affect the Company's financial performance. The Company's expense levels are based in part on its expectations as to future revenues and, in particular, revenue growth, and the Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. Accordingly, operating results in any one quarter could be materially adversely affected by, among other factors, a failure to receive, ship or obtain customer acceptance of sufficient orders in that quarter and any weakening in demand for the Company's products could have a material adverse effect on the Company's operating results and the Company's ability to achieve profitability.

         Backlog and Inventory

         Power Products historically has generally operated with a substantial backlog. However, as a result of the reduction in business from Pitney Bowes, Power Products no longer operates with significant backlog. Moreover, backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales and operating targets for a quarter, which targets depend on the Company's shipping orders scheduled to be sold during that quarter. The terms of customer purchase orders generally provide that the customer may cancel or reschedule all or a substantial portion of the order with limited notice and with little or no penalty. The Company has experienced rescheduling in the past and, to a lesser extent, cancellations, and expects that it will experience such changes in the future. If the Company is unable timely to adjust its parts orders to meet actual product demand from customers, the result may be that the Company has a parts or product inventory which is substantially different from the number and mix of products actually sold. Any such inventory imbalance could result in inventory write downs or other unexpected charges, contributing to significant fluctuations in operating results from quarter to quarter.

         Additionally, the Company's other subsidiaries operate with virtually no backlog. Therefore, because the Company ships most of its products within a short period after receipt of an order, the Company's net sales and operating results for a quarter depend on the Company's ability to obtain orders for and ship products within the same quarter. There can be no assurance, that the Company will be able to obtain a sufficient level of orders to achieve profitability on a quarterly basis.

         Competition

         The Company is engaged in certain highly competitive and rapidly changing segments of the electronic components and systems manufacturing industry in which technological advances, costs, consistency and reliability of supply are critical to competitive position. In addition, the competition for recruitment of personnel in the technologically-advanced manufacturing industry is continuous and highly intense. The Company competes or may subsequently compete, directly or indirectly, with a large number of companies which may provide products or components comparable to those provided by the Company. In addition, many present or prospective competitors are larger, better capitalized, more established and have greater access to resources necessary to produce a competitive advantage. In particular, there are a large number of competitors producing power conversion products, many of which are larger and more established technology oriented companies in the United States. In addition, many low cost manufacturers exist in the Far East who may be expected to introduce more technologically advanced power conversion products in the future. There can be no assurance that the Company will be able to compete effectively in the Power Conversion market or any other of its markets.

     No Assurances of Protection for Patents and Proprietary Rights; Reliance on Trade Secrets

         The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect its proprietary technology. There can be no assurance that any existing or subsequently obtained patents will provide the Company with substantial competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patents owned by the Company, or if initiated, that such challenges will not be successful. To the extent the Company wishes to assert its patent rights, there can be no assurance that any claims of the Company's patents will be sufficient to protect the Company's technology, and the cost of any litigation to uphold the validity of a patent and prevent infringement can be substantial even if the Company prevails. In addition, there can be no assurance that others will not independently develop similar technologies, duplicate the Company's technology, or legitimately design around the patented aspects of the Company's technology. Competitors or potential competitors may have filed applications for or received patents, and may obtain additional patents and proprietary rights relating to technology competitive with that of the Company. Furthermore, if additional patents do not issue from present or future patent applications, the Company may be subject to greater competition.

         In certain cases, the Company also relies on trade secrets to protect proprietary technology and processes which it has developed or may develop in the future. There can be no assurance that secrecy obligations will be honored or that others will not independently develop similar or superior technology. The protection of proprietary technology through claims of trade secrets status has been the subject of increasing claims and litigation by various companies, both in order to protect proprietary rights, and for competitive purposes, even where proprietary claims are unsubstantiated. The prosecution of proprietary claims or the defense of such claims is costly and uncertain given the rapid development of the principles of law pertaining to this area.

         No Dividends on Common Stock

         The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The future payment of dividends is directly dependent upon future earnings of the Company, its financial requirements and other factors to be determined by the Company's Board of Directors, as well as the possible consent of lenders, underwriters or others. For the foreseeable future, it is anticipated that any earnings which may be generated from the Company's operations will be used to finance the growth of the Company and will not be paid to holders of Common Stock.

         Risk of Significant Dilution

         On December 23, 1996, the Company issued and sold 1,134,130 shares of Common Stock to various investors in a private placement exempt from the registration requirements of the Securities Act under Regulation S thereunder. On February 7, 1997, the Company issued and sold an additional 910,000 shares of Common Stock in a second closing of the same offering described above (the transactions described in the previous two sentences shall be referred to herein collectively as the "Regulation S Offering.")

         In connection with the Regulation S Offering, the Company retained Yorkton Securities, Inc. ("Yorkton") to act as placement agent pursuant to that certain Agency Agreement dated as of December 4, 1996 and amended as of January 23, 1997 (the "Agency Agreement"). Under the terms of the Agency Agreement, the Company issued Yorkton warrants to purchase 90,730 and 72,800 shares of Common Stock for a per share exercise price of $1.90 (the "Yorkton Warrants"). The Yorkton Warrants are exercisable for a period of five years from the date of each closing of the Regulation S offering.

         As a result of these and various other transactions previously undertaken by the Company, as of February 28, 1997, there were convertible securities and warrants and options of the Company currently outstanding for the conversion and purchase of up to approximately 5,480,000 shares of Common Stock, which represent significant additional potential dilution for existing stockholders of the Company. These underlying shares of Common Stock are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these derivative securities, there may be further dilution based on the price that the Company issues other securities in the future.

         Volatility of Stock Price

         The market price of the Company's Common Stock has fluctuated substantially since the Company's initial public offering in April 1994. The Company believes that a variety of factors could cause the price of the Company's Common Stock to continue to fluctuate substantially, including, for example, announcements of developments related to the Company's business, liquidity and financial viability, fluctuations in the Company's operating results and order levels, general conditions in the industries served by the Company, the technology industry in general or the United States or worldwide economy, announcements of technological innovations, new products or product enhancements by the Company or its competitors, developments in patents or other intellectual property rights, and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years, the stock market in general and the market for shares of small capitalization stocks in particular has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Csecurities and ability to obtain additional financing.

         Authorization of Preferred Stock

         The Board of Directors is authorized to issue shares of preferred stock and to fix the dividend, liquidation, conversion, redemption and the rights, preferences and limitation of such shares without any further vote or action of the stockholders. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power of other rights of the holder of the Company's Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging and delaying or preventing a change of control of the Company. As of February 28, 1997, the Company had 4500 shares of Preferred Stock outstanding with an obligation to pay dividends thereon. Although the Company has no present intention to issue any additional shares of its preferred stock, there can be no assurance that the Company will not do so in the future.

Item 2.  Description of Property

         The Company presently occupies an approximately 18,000 square foot office, laboratory and manufacturing facility in Fremont, California under a lease with Renco Investment Company that expires on June 15, 1998. Rent for the remaining term of the lease is $15,688 through June 15, 1998, subject to annual adjustments based on increases in the lessor's costs of operating the building. The Company also presently leases other manufacturing space in Fremont, California on a shorter term basis. On July 12, 1995, the Company entered into a lease agreement with SCI Limited Partnership, for 3,600 square feet of manufacturing space also located in Fremont, California. The term of the lease is three years and lease payments are $3,359 per month including operating expenses. On January 1, 1995, the Company entered into a 3 year lease with FINSA, a Mexican property company, for a 40,000 square foot manufacturing plant in Reynosa, Mexico. The cost is $217,890 per year plus additional park fees and taxes. The Company also leases an 8,000 square foot warehouse in McAllen, Texas from Hospitak/Meditron which began on November 15, 1994, and continues for 3 years at $3,520 per month. In addition, on October 19, 1995, the Company began leasing 9,697 square feet in Mt. Prospect, Illinois under an agreement with OTR (State Teachers Retirement System of Ohio). Rental costs on such facility are $6,869 per month, and the lease continues for a period of five years. On August 12, 1996, SurgX entered into an agreement with E.B.J. Partners LP to lease a 22,000 square foot facility in Fremont, California. The monthly rental fee is approximately $21,100 and the term of the lease expires August 30, 2001.

         Each of the properties described above is in satisfactory condition for the purpose for which it is used.

Item 3.  Legal Proceedings

         The Company knows of no material litigation or claims pending, threatened or contemplated to which the Company is or may become a party.

Item 4.  Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the Company's fiscal year ended February 28, 1997, no matters were submitted to a vote of security holders.

                                     PART II

Item 5. Market for the Company's Units, Common Stock and Warrants and Related Stockholder Matters
         Since the Company's initial public offering of the Common Stock and Warrants on April 6, 1994, the Company's Common Stock and Warrants have traded principally on the NASDAQ Small Cap Market under the symbols "ORYX" AND "ORYXW," respectively. Prior to April 6, 1994, there was no public market for the Company's securities. From April 6, 1994 through June 6, 1994, the Company had Units which were also traded on NASDAQ, at which time the Company requested withdrawal of such listing. The following table sets forth the high and low bid quotations for the Common Stock and Warrants for the periods indicated, as reported by NASDAQ. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.




                                        Common Stock               Warrants
                                        High      Low           High      Low


1996 Fiscal year
1st Quarter                             $1-9/16  $1-3/16       $17/32       $1/4
2nd Quarter                             $2-1/4   $1             $3/4        $1/4
3rd Quarter                             $2-1/8   $1-1/4         $27/32      $5/8
4th Quarter                             $1-3/4   $7/8           $25/32      $3/8

1997 Fiscal year
1st Quarter                             $3-11/16 $1-1/4         $2-11/16    $1/2
2nd Quarter                             $4-1/16  $2-5/16        $3-5/8    $1-7/8
3rd Quarter                             $3-3/16  $2-1/8         $2-19/32  $1-1/2
4th Quarter                             $2-15/16 $2-1/16        $2-7/8   $1-9/16



         On May 20, 1997, the per share closing price for the Common Stock was $1-1/4, and for the Warrants was $1-1/2.

         The Company's Common Stock and Warrants are also listed for trading on the Pacific Stock Exchange under the symbols "ORYX" and "ORYXW," respectively. Prior to June 6, 1994, the Company's Units were also traded on the Pacific Stock Exchange, at which time the Company requested withdrawal of the listing for the Units. On May 20, 1997, the closing sales prices for the Common Stock and Warrants, as reported on the Pacific Stock Exchange were the same as on NASDAQ.

     As of April 30, 1997 the number of record holders of the Company's Common Stock and Warrants were approximately 120 and 14, respectively.

         The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The Company is also substantially restricted from the payment of dividends under the terms of its Underwriting Agreement with J.W. Charles, Inc. Future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors as well as the possible need to obtain the consent of any of its lenders, J. W.
Charles and placement agents, for its recent private offerings.


Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

         The following discussion in the Section "Management's Discussion and Analysis of Financial Conditions and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of risk factors, including, without limitation, those set forth above in the section "Risk Factors."

         Business Segments

         The Company has organized its operations into three operating segments:
Power Products, Instruments and Materials, and SurgX. In addition, a Corporate segment includes certain activities that are not directly related to any other operations. In November 1995, the Company undertook strategic evaluations of each of its businesses with the objective of maximizing stockholder value and creating improved focus and execution in its core businesses. The businesses were segregated and incorporated into three wholly owned subsidiaries as follows.

         Segment/Subsidiary                                 Businesses

         Oryx Power Products                        - Power Conversion Products
         Corporation (OPP)                          - Contract Manufacturing

         Oryx Instruments and Materials             - Material Analysis and Test
         Corporation (OIM)                            Equipment
                                                    - Specialized Materials
                                                       Assemblies
                                                    - Contract R&D

         SurgX Corporation (SC)                    - Surge Protection Components

         Consolidated Results of Operations

         For the fiscal year ended February 28, 1997, revenues increased $10,724,000 or 66% from $16,136,000 for the year ended February 29, 1996 to
$26,860,000. The growth in revenues was primarily attributable to the increased volume from custom power conversion products and, in particular, one significant OEM customer which will significantly reduce its purchases in fiscal year 1998. Such customer accounted for 52% of consolidated revenues in fiscal year 1997. Revenues from the Company's specialized materials product line increased and initial shipments of the Company's TTS 2000 Process Monitoring Tool were made in fiscal year 1997. Management expects that revenues for fiscal 1998 will be slightly less than in fiscal 1997 as increases in sales of DC/DC power conversion products, TTS 2000 process monitoring tools and contract manufacturing services are expected to substantially offset the loss of Pitney Bowes business. See Risk Factors "Customer Dependence". However, there can be no assurance that such increase in revenues will occur.

         The Company's gross profit increased from $3,116,000 for the year ended February 29, 1996 to $8,385,000 for the year ended February 28, 1997, representing an increase of $5,269,000 or 169%. Cost of sales as a percentage of revenues was 81% for the year ended February 29, 1996, which decreased to and 69% for the year ended February 28, 1997. The increase in gross profit for the year ended February 28, 1997 was primarily attributable to the increased volume from custom power conversion products, initial shipments of the higher margin TTS 2000 Process Monitoring Tool, and manufacturing efficiencies at the Reynosa, Mexico plant. Due to the anticipated reduction in sales of the Company's custom power conversion products, management expects gross profits both in absolute terms and as a percentage of gross revenue to be lower in fiscal year 1998. Management is currently instituting cost containment programs in addition to increasing sales activities of new product lines. However, there can be no assurances that additional sales will be achieved or savings from cost control activities realized.

         Operating  expenses  increased  from  $6,751,000  for  the  year  ended
February 29, 1996 to $10,280,000 for the year ended February 28, 1997, representing an increase of $3,529,000, or 52%. This increase reflects (i) the establishment of administration activities within the three business units, (ii) the increased investment by the Company in research and development for the TTS 2000 process monitoring tool and ESD test equipment and surge protection product areas, (iii) manufacturing development of the surge protection product, and (iv) the product launch of the TTS 2000.

         More specifically, marketing and selling expenses increased $623,000 or 45%, from $1,387,000 for the year ended February 29, 1996 to $2,010,000 for the year ended February 28, 1997. This increase is attributable to product launch efforts associated with the TTS 2000 Process Monitoring Tool and surge protection products. These product launch efforts will continue in fiscal year 1998 and the Company expects selling and marketing expenses will increase in line with revenue increases from these products.

         General and administrative expenses increased from $2,541,000 for the year ended February 29, 1996 to $4,499,000 for the year ended February 28, 1997, representing an increase of $1,958,000 or 77%. This increase in general and administrative expenses reflects the creation of infrastructure to support the three separate business units, higher personnel costs due to increased headcount and higher salaries, increased facilities costs, higher professional services fees associated with regulatory compliance and investor relations. The Company does not expect general and administrative costs to increase during fiscal year 1998 as the segregation of the business units was completed in fiscal year 1997. While there can be no assurance that costs can be contained at the same levels as in 1997, the Company is currently taking active steps to reduce general and administrative expenses.

          Research and development expenses increased $278,000 or 10%, from $2,823,000 for the year ended February 29, 1996 to $3,101,000 for the year ended February 28, 1997. The increase in expenses was offset, to some extent, by development funding of $1,107,000 recognized by SurgX, which is recorded as an offset to research and development expenses, from third parties to assist in the development and commercialization of certain products. The Company expects research and development expenses will increase as development efforts continue on the commercialization of SurgX's products. However, there can be no assurances that SurgX will receive additional development funding and therefore that development efforts will continue at current levels. During fiscal year 1997, in conjunction with its acquisition of the assets of Power Sensors, Inc., the Company wrote-off approximately $670,000 of in process research and development costs associated with the development of a high density DC/DC custom power supply.

         Net interest expense decreased from $320,000 for the year ended February 29, 1996 to $10,000 for the year ended February 28, 1997, a decrease of $310,000 or 93%. This decrease is primarily associated with the Company paying off bridge loans, the Zenith note and a credit facility at the beginning of fiscal 1997.

         The Company recorded a $20,000 loss on its equity investment in DAS Devices, Inc. during fiscal 1997. This compares to a loss of $195,000 recorded in fiscal year 1996. During fiscal 1997, Das Devices announced and partially completed a plan of recapitalization involving the sale of additional securities which, when entirely implemented, would reduce the Company's ownership interest in Das Devices, Inc. from 40% to approximately 5% on a fully diluted basis.

         On February 29, 1996 the Company entered into a settlement agreement with Zenith which resulted in an extraordinary gain from a debt restructuring of $1,433,000 from the reduction of the Company's indebtedness to Zenith and settlement of other claims offset by expenses. See Description of Business, "Acquisition of Zenith Power Conversion Products Group" above.

         Prior to the extraordinary gain related to the Zenith debt, the Company incurred a loss of $ 4,192,000 in the fiscal year ended February 29, 1996 compared to a net loss of $1,965,000 for the fiscal year ended February 29, 1997, a decrease of $2,227,000 or 53%. This was attributable to the increased volume for one power conversion product which resulted in increased revenues, manufacturing efficiencies and reduced raw material purchase prices.

         During the fiscal year commencing March 1, 1997, the Company anticipates that it will experience additional operating losses primarily as a result of the loss of revenue from the custom power conversion product mentioned above. The Company plans to continue to invest in the TTS 2000 process monitoring tool and ESD test equipment product lines and Surge protection devices product lines and does not anticipate that it will achieve profitable operation until the fourth quarter of fiscal 1998, and thus expects to report a loss for the entire 1998 fiscal year. Management expects sales to increase during the second half of fiscal 1998 as market acceptance expands for the TTS 2000, the newly acquired DC/DC power conversion product line is successfully launched, and replacement business for custom power conversion products is achieved. The Company does not expect that its surge protection business will be profitable for an indefinite period beyond the 1998 fiscal year, and the Company may, in light of other considerations, be forced to evaluate its strategy for such business. However, there can be no assurance that the Company will be able to achieve such profitability or, if it does, that it will be able to sustain profitable operations.







         Segment Results

                         ORYX POWER PRODUCTS CORPORATION

                                                                  Year Ended                  Year Ended
                                                                 February 28,                February 29,
(dollars in thousands)                                               1997                        1996
-----------------------------------------------------------------------------------------------------
Revenues $20,390                                                     $12,014
Cost of Sales                                                         13,870                        9,947
                                                                      ------                        -----
Gross Profit                                                           6,520                        2,067
Operating Expenses                                                     4,075                        2,611
                                                                      ------                        -----
Operating Income(Loss)                                                $2,445                      $(  544)
                                                                       =====                        =====

         In April 1994, the Company acquired the Power Products division of Zenith. In early fiscal 1996, the Company commenced manufacturing products at its facility in Reynosa, Mexico that were previously acquired under a fixed price contract with Zenith.

         In December 1996, the Company acquired all assets, assumed certain liabilities, and hired key personnel of Power Sensors, Inc., a designer and manufacturer of DC/DC power converters. In early 1997, Power Sensors personnel moved to the Oryx Power Products offices in Mt. Prospect, Illinois, and DC/DC production was transferred to the Company's manufacturing facility in Reynosa, Mexico.

         Revenues for the year ended February 28, 1997 increased $8,376,0000 or 70% from $12,014,000 for the year ended February 29, 1996 to $ 20,390,000 for the year ended February 28, 1997. The revenue increase primarily relates to the ramp up of volume shipments of a custom power supply to Power Products' largest customer. Gross Profit increased by $4,453,000 or 215%, from $2,067,000 for the year ended February 29, 1996 to $6,520,000 for the year ended February 28, 1997. This increase relates primarily to manufacturing efficiencies and favorable procurement programs associated with the Company's significantly higher production volumes.

         Operating expenses increased $1,464,000 or 56%, from $2,611,000 for the year ended February 29, 1996 to $4,075,000 for the year ended February 28, 1997. The increase is attributable to additional engineering, sales and administrative expenses as resources were brought on board to support growing customer requirements in both the AC/DC and DC/DC produce lines. A one time write-off of $670,000 of incomplete R&D costs associated with the acquisition of the assets of Power Sensors, Inc. is included in fiscal year 1997 operating expenses.

         Power Products' income from operations for the year ended February 28, 1997 was $2,445,000, an increase of $2,989,000 from the $544,000 loss for the year ended February 29, 1996.

ORYX INSTRUMENTS AND MATERIALS CORPORATION

                                                                  Year Ended                  Year Ended
                                                                 February 28,                February 29,
(dollars in thousands)                                               1997                        1996
-----------------------------------------------------------------------------------------------------

Revenues         $6,434                                               $4,114
Cost of Sales                                                          4,323                        3,073
                                                                       -----                        -----
Gross Profit                                                           2,111                        1,041
Operating Expenses                                                     3,422                        1,956
                                                                       -----                        -----
Operating Income(Loss)                                                $(1,311)                      $( 915)
                                                                        =====                         ====

         Revenues for fiscal year 1997 increased $2,320,000 or 56% to $6,434,000 for the year ended February 28, 1997 from $4,114,000 for the year ended February 29, 1996. The increase in revenues was primarily attributable to growth in the ceramic metallization and joining system business which experienced increased demand as the hard disk drive industry expanded manufacturing capacity. In addition, initial shipments of the TTS Process Monitoring Tool began in the second quarter of fiscal year 1997.

         Gross profit increased $1,070,000 or 103% from $1,041,000 for the year ended February 29, 1996 to $2,110,000 for the year ended February 28, 1997. The improvement in gross profit was primarily due to increased revenues.

         Operating expenses increased $1,466,000 or 75% from $1,956,000 for the year ended February 29, 1996 to $3,422,000 for the year ended February 28, 1997. This increase was primarily a result of greater costs associated with the product introduction and rollout of the TTS Process Monitoring Tool.

         The loss from operations for the year increased $397,000 or 43% from $915,000 for the year ended February 29, 1996 to $1,311,000 for the year ended February 28, 1997. During fiscal 1997, due to indications of market acceptance of the TTS Process Monitoring Tool, Instruments and Materials invested in the organization by hiring scientists, hardware and software engineers, field service engineers and application engineers to support the successful commercialization of this product. These increased costs more than offset the increase in gross margins. However, there can be no assurance that future sales will be at a level to offset additional operating costs or that profitability will be achieved for the business.

                                SURGX CORPORATION


                                                                  Year Ended                  Year Ended
                                                                 February 28,                February 29,
(dollars in thousands)                                               1997                        1996
-----------------------------------------------------------------------------------------------------

Revenues $  36                                                        $   8
Cost of Sales                                                           282                             0
Operating Expenses                                                    1,741                           561
Development Funding*                                                 (1,107)                            0
                                                                     -------                    ---------
*(Offset against R &D)
Operating Income (Loss)                                               $(880)                        $(553)
                                                                        ===                           ===


         Cost of sales for fiscal 1997 represent the costs associated with establishing and testing the manufacturing process to sell SurgX material to Bussmann pursuant to a license agreement executed in fiscal 1997. Operating expenses increased $1,180,000 or 210% from $561,000 for the year ended February 29, 1996 to $1,741,000 for the year ended February 28, 1997. The increase in operating expenses primarily reflects additional research and development expenses to develop commercial products. During fiscal 1997, SurgX received $1,107,000 in development funding from third parties which defrayed the cost of research, development and the commercialization of certain products. Due to the higher level of research and development expenses and the cost associated with the manufacturing launch of the Bussmann product, the loss from operations increased $327,000 or 59% from $553,000 for the year ended February 29, 1996 to $880,000 for the year ended February 28, 1997. While SurgX is looking to its customer or joint venture partners to continue to fund development efforts, there can be no assurance that those efforts will be successful, and in the event that SurgX is unable to secure additional development funding, there can be no assurance that the current or proposed level of development efforts for fiscal 1998 can continue or that any other product other than the Bussmann product will be made commercially available.


                                    CORPORATE

                                     Year Ended                  Year Ended
                                     February 28,                February 29,
(dollars in thousands)                      1997                        1996
--------------------------------------------------------------------------------

Operating Expenses                       $ 2,149                      $ 1,623
                                           -----                        -----
Operating Income(Loss)                   $(2,149)                     $(1,623)
                                           =====                        =====

         The increase in operating expenses and loss from corporate operations of $526,000 or 32% from $1,623,000 for the year ended February 29, 1996 to $2,149,000 for the year ended February 28, 1997 primarily relates to increases in costs of professional services fees associated with statutory compliance activities and investor relations activities related to the separation of the Company's businesses and management of same.

    Liquidity and Capital Resources

         The Company's working capital improved $1,816,000 or 42% from a surplus of $4,698,000 at February 29, 1996, to a surplus of $6,514,000 at February 28, 1997. This increase resulted from the reduction of current liabilities through a payoff of a bank line of credit and retiring a note to Zenith, principally with cash raised in a number of unregistered equity offerings. The Company's ratio of current assets to current liabilities was 1.77:1 at February 29, 1996, and 2.31:1 at February 28, 1997. The Company's operating losses, and inventory build-up have continued in the fiscal year ended February 28, 1997, and together with the revenue loss from its largest customer, have prompted the Company to secure debt financing, in order to fund anticipated operating losses, as described below.

         Net cash used in operating activities was $1,997,000 for the year ended February 29, 1996, compared with net cash used in operations of $2,277,000 for the year ended February 28, 1997, an increase of 14%. The increase in cash used in operating activities in fiscal year 1997 principally related to paying off of accounts payable that accumulated in late fiscal year 1996. In fiscal year 1996, the Company completed private placements of Common Stock, resulting in net proceeds of $4,759,000. The net proceeds from these offerings funded the Company's operating deficit. In the fiscal year ended February 28, 1997, the Company raised additional capital of $4,143,000, net of issuance costs of $681,000 pursuant to private placement offerings in which it issued and sold an aggregate of 2.8 million shares of its common stock to certain qualified institutional investors under Regulation S of the Securities Act of 1933, as amended. In consideration for these offering, the Company issued warrants to its placement agent to purchase 32,000 shares of common stock at $ 1.375 per share and 163,530 shares of Common stock at $ 1.90 per share. In September 1996 the placement agent exercised 100,000 warrants issued in connection with the prior Regulation S financings, resulting in proceeds to the Company of $137,500. In September 1996, the Company's underwriters in its initial public offering exercised 100,000 unit purchase warrants resulting in net proceeds of $371,000. Subject to terms of the unit purchase warrant, 200,000 common shares and 100,000 warrants to purchase 190,000 shares of common at $3.50 per warrant were issued to the underwriters. In December 1996, the Company repurchased and retired from the underwriters the remaining 223,961 unit purchase warrants for $475,000 and 40,000 warrants to purchase 76,000 common shares at $3.50 per warrant.

         The Company entered into a revolving line of credit facility of up to $1,500,000 with Comerica Bank on November 15, 1994, which was subject to maintaining certain financial covenants. The Company was in default of such covenants during the fiscal year ended February 29, 1996; the Bank and the Company entered into a Modification and Forbearance Agreement in January 1996 terminating the line of credit facility and requiring all amounts outstanding to be repaid to Comerica Bank by February 28, 1996. All such amounts were repaid in March 1996.

         In May 1997, the Company closed a $ 5,500,000 borrowing facility. The facility includes an Accounts Receivable Revolving Batch Facility and an Inventory Line of Credit. The Account Receivable Revolving Batch Facility allows the Company to borrow up to a maximum of $4,000,000, provided that any amount in excess of $3,500,000 must be supported by an equal amount of unused availability under the Inventory Line of Credit. The Inventory Line of Credit allows the Company to borrow up to $1,500,000 ($750,000 which is subject to an inventory appraisal). The Company anticipates that this borrowing facility will be sufficient to cover its fiscal 1998 cash requirements provided that sales increases and expense reductions anticipated in the Company's current operating plan are achieved. In the event its sales objectives or cost reduction targets are not achieved, the Company will need to secure additional funding by selling assets, raising additional equity, or taking other steps to obtain the financing necessary to continue operations at their anticipated level. In the event the Company requires additional equity financing, or attempts to raise capital through an asset sale, there can be no assurance that such transactions can be effected in time to meet the Company's needs, or at all, or that any such transaction will be on terms acceptable to the Company or in the interest of its stockholders.

Item 7.  Financial Statements

         The response to this item is submitted in a separate section of this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The information required by this item is incorporated by reference from the information under the caption "Election of Directors," with respect to Directors, and under the caption "Management," with respect to Executive Officers, contained in the Company's definitive Proxy Statement which will be filed with the Commission in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement").

Item 10. Executive Compensation

         The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" to be contained in the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" to be contained in the Proxy Statement.

Item 12. Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" to be contained in the Proxy Statement.

Item 13. Exhibits, Lists and Reports on Form 8-K

         Financial Statements and Schedules

         The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

         (b)      Reports on Form 8-K



         The Company filed with the Commission two Reports on Form 8-K during the fiscal quarter ended February 28, 1997. The first such Report was filed on February 7, 1997 for the purpose of reporting the private placement of the Company's common stock pursuant to Regulation S. The second such Report was filed on December 19, 1996 for the purpose of reporting the private placement of the Company's common stock pursuant to Regulation S and the acquisition of the assets of Power Sensors Corporation.


         (c)      Exhibits

Exhibit No.       Description of Exhibits

   F-1            Financial Statements
   3.1            Certificate of  Incorporation of the Registrant dated July 26,
                  1993(1) 3.2 Bylaws of the  Registrant  dated July 26,  1993(1)
                  3.3  Certificate of Amendment to Certificate of  Incorporation
                  dated  July 23,  1993(1)  3.3A  Certificate  of  Amendment  of
                  Certificate  of  Incorporation  dated  February 7, 1996(4) 4.1
                  Specimen Common Stock Certificate(1) 4.2 Specimen Common Stock
                  Purchase  Warrant(1)  4.3 Warrant Agency  Agreement  including
                  Statement of Rights,  Terms and  Conditions for Callable Stock
                  Purchase Warrants(2)
   4.4            Incentive  and  Nonqualified  Stock Option Plan, as Amended(5)
                  4.4A 1996 Directors Stock Option Plan(5)
   4.5            Form of  Promissory  Note issued to Series A  Preferred  Stock investors(1) 4.6 Unit Purchase Warrant(1)
   4.7            Form  of  Warrants  issued  to  Yorkton  Securities,  Inc.  in
                  December 1996 and February  1997(7)
   10.1           Lease  Agreement with Renco  Investment  Company re:  Fremont,
                  California office, a laboratory and manufacturing facility(1)
   10.2           Lease Agreement with FINSA re: Reynosa, Mexico,  manufacturing facility(3)
   10.3           Lease Agreement with Greer Enterprises re: Fremont, California manufacturing facility(3)
   10.4           Lease Agreement with  Hospitak/Meditron  re:  McAllen,  Texas, warehouse facility(3)
   10.5           Lease  Agreement with Security  Capital  Industrial  Trust re:
                  Fremont, California manufacturing facility(4)
   10.6           Lease Agreement with OTR, State Teachers  Retirement System of
                  Ohio re: Mt. Prospect, Illinois office(4)
   10.7           Lease   Agreement  with  E.B.J.   Partners  LP  re:   Fremont,
                  California office and manufacturing facility*
   10.8           Letter of Separation Agreement with Andrew Wilson*
   10.9           Letter of Employment Agreement with Mitchel Underseth*
   10.10          Letter of Employment Agreement with Philip Micciche*
   10.11          Letter of Employment and Non-Competition Agreement with Andrew
                  Intrater(1)
   10.12          Agreement  for the  Purchase  and  Sale of  Stock  with  Intek
                  Diversified Corporation(1)
   10.13          Asset    Purchase    Agreement    with   Zenith    Electronics
                  Corporation(1)
   10.14          Promissory Notes issued in interim debt financing(1)
   10.15          Common  Stock  Purchase   Warrants   issued  in  interim  debt
                  financing(3)
   10.16          Placement  Agency  Agreement  between  the Company and Yorkton
                  Securities,  Inc. dated February 8, 1996, as amended April 22,
                  1996(4)
   10.17          Form of Subscription Agreement between the Company and various investors in Yorkton Private Placement dated February 29, 1996 and May 13, 1996(4)
   10.18          Offering  Memorandum  dated  February  8, 1996 and  Supplement thereto  dated April 22,  1996,  relating  to Yorkton  private placement(4)
   10.19          Settlement   Agreement   between   the   Company   and  Zenith
                  Electronics  Corporation  dated  February 29, 1996, as amended
                  April 16, 1996(4)
   10.20          Agreement  between the Company and Bussmann dated July,  1996*
                  10.21 Agreement between the Company and National Semiconductor dated June 7, 1996*
   10.22          Agreement  between the  Company and LSI Logic dated  September
                  30, 1996*
   10.23          Lease Agreement between Power Sensors Corporation and Copelco dated December 7, 1995*
   10.24          Agency Agreement  between the Company and Yorkton  Securities,
                  Inc. dated December 4, 1996, as amended January 23, 1997(7)
   10.25          Form of Subscription Agreement between the Company and various investors  in Yorkton  Private  Placement  dated  December  4,
                  1996(8)
   10.26          Asset Purchase  Agreement relating to the acquisition of Power
                  Sensors  Corporation by Oryx Power Products  Corporation dated
                  December 19, 1996(6)
   21             Subsidiaries of the Registrant(4)
   23             Consent of Independent Accountants*
*  Filed herewith.

 (1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (Registration No. 33-72104) which became effective on April 6, 1994 and is incorporated herein by reference.

 (2) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on March 27, 1995.

 (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1995.

 (4) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB (as Amended) for the fiscal year ended February 29, 1996.

 (5) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-13887) filed with the Commission on October 10, 1996 and is incorporated herein by reference.

 (6) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on January 3, 1997.

 (7) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on February 21, 1997.

 (8) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 Registration No. 333- 23317) which became effective on March 31, 1997 and is incorporated herein by reference.

         SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of May, 1996.

                                          ORYX TECHNOLOGY CORP.



                                          By: /S/ Philip J. Micciche
                                               Philip J. Micciche,
                                               President & CEO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signature                      Title                                Date

                               President, CEO

/s/ Philip J. Micciche         and Director                         May 29, 1997
----------------------

Philip J. Micciche


                               Secretary, Treasurer                 May 29, 1997

/s/ Andrew Intrater            and Director
Andrew Intrater


                               Chief Financial                      May 29, 1997

/s/ Mitchel Underseth          Officer
Mitchel Underseth


                               Chairman of the                      May 29, 1997

/s/ Arvind Patel               Board and Director
Arvind Patel


(signatures continued next page)

(signatures continued from previous page)

Signature                      Title                                Date




/s/ John H. Abeles             Director                             May 29, 1997
----------------------

John H. Abeles



/s/ Jay M. Haft                Director                             May 29, 1997
----------------------

Jay M. Haft



/s/ Ted D. Morgan              Director                             May 29, 1997
----------------------

Ted D. Morgan

                                                    EXHIBIT F-1

                                               FINANCIAL STATEMENTS
                                                 FEBRUARY 28, 1997

Index to Consolidated Financial Statements

                                                                        Page

Report of Independent Accountants...................................     F-2

  Sheet at February 28, 1997
      and February 29, 1996..........................................    F-3

Consolidated Statement of Operations for the years
      ended February 28, 1997 and February 29, 1996..................    F-4

Consolidated Statement of Stockholders' Equity for the
      years ended February 28, 1997 and February 29, 1996............    F-5

Consolidated Statement of Cash Flows for the years
      ended February 28, 1997 and February 29, 1996..................    F-6

Notes to Consolidated Financial Statements...........................    F-7

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Oryx Technology Corp.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Oryx Technology Corp. and its subsidiaries at February 28, 1997 and February 29, 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
San Jose, California

May 16, 1997, except for Note 14, which is as of May 29, 1997

--------------------------------------------------------------------------------
                             Oryx Technology Corp.
                           Consolidated Balance Sheet
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

F-44

                                                                                 February 28,        February 29,
                                                                                     1997                1996
                                     Assets
Current assets:
   Cash and cash equivalents                                                    $     3,080,000    $      3,939,000
   Accounts receivable, net of allowance for doubtful
     accounts of $97,000 and $139,000                                                 3,457,000           2,690,000
   Inventories                                                                        4,795,000           3,880,000
   Other current assets                                                                 171,000             256,000
                                                                                ---------------    ----------------
       Total current assets                                                          11,503,000          10,765,000

Property and equipment, net                                                           2,674,000           1,298,000
Intangible assets, net                                                                  755,000              49,000
Other assets                                                                            380,000             228,000
                                                                                ---------------     ---------------
                                                                                $    15,312,000       $  12,340,000


                Liabilities, Mandatorily Redeemable Securities,
                            and Stockholders' Equity
Current liabilities:
   Bank borrowings                                                              $       215,000       $           -
   Capital lease obligations                                                            137,000              16,000
   Bank line of credit                                                                        -             352,000
   Notes payable                                                                              -           1,428,000
   Accounts payable                                                                   2,686,000           3,186,000
   Accrued liabilities                                                                1,951,000           1,085,000
                                                                                ---------------    ----------------
       Total current liabilities                                                      4,989,000           6,067,000

Capital lease obligations, less current portion                                         184,000              34,000
Bank borrowings, less current portion                                                   705,000                   -
                                                                                ---------------    ----------------
       Total liabilities                                                              5,878,000           6,101,000
                                                                                ---------------    ----------------


Mandatorily redeemable securities (Note 4)                                              637,000                   -

Commitments and contingencies (Notes 1 and 12)

Stockholders' equity: (Notes 4,5,6,7, and 8)
   Series  A 2%  Convertible  Cumulative  Preferred  Stock,  $0.001  par  value;
     3,000,000   shares   authorized;   4,500  and  34,875   shares  issued  and
     outstanding,
     liquidation value $113,000 and $872,000                                            107,000             832,000
   Common Stock, $0.001 par value; 25,000,000 shares
     authorized; 12,968,581 and 9,228,668 issued
     and outstanding                                                                     13,000               9,000
   Additional paid-in capital                                                        18,920,000          13,629,000
   Accumulated deficit                                                              (10,243,000)         (8,231,000)
                                                                                ---------------    ----------------
       Total stockholders' equity                                                     8,797,000           6,239,000
                                                                                ---------------    ----------------
                                                                                $    15,312,000       $  12,340,000


--------------------------------------------------------------------------------
                             Oryx Technology Corp.
                      Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                                                  Year Ended          Year Ended
                                                                                 February 28,        February 29,
                                                                                     1997                1996
Net revenue                                                                     $    26,860,000     $    16,136,000
Cost of sales                                                                        18,475,000          13,020,000
                                                                                ---------------    ----------------
   Gross profit                                                                       8,385,000           3,116,000
                                                                                ---------------    ----------------

Operating expenses:
   Marketing and selling                                                              2,010,000           1,387,000
   General and administrative                                                         4,499,000           2,541,000
   Research and development, net                                                      3,101,000           2,823,000
   Acquired in-process research and development                                         670,000                   -
                                                                                ---------------    ----------------
       Total operating expenses                                                      10,280,000           6,751,000
                                                                                ---------------    ----------------

Loss from operations                                                                 (1,895,000)         (3,635,000)
Interest expense, net                                                                    10,000             320,000
Equity in losses of investee                                                             20,000             195,000
                                                                                ---------------    ----------------

Loss before income taxes and extraordinary gain                                      (1,925,000)         (4,150,000)
Provision for income taxes                                                               40,000              42,000
                                                                                ---------------    ----------------

Loss before extraordinary gain                                                       (1,965,000)         (4,192,000)
Extraordinary gain from debt restructuring                                                    -           1,433,000

Net loss                                                                             (1,965,000)         (2,759,000)
Dividends and accretion                                                                 (47,000)            (20,000)
                                                                                ---------------    ----------------
   Net loss attributable to Common Stock                                        $    (2,012,000)   $     (2,779,000)
                                                                                 ===============    ===============

Net loss per common share before extraordinary gain                             $         (0.19)   $          (0.73)
Extraordinary gain from debt restructuring                                                    -                0.25
                                                                                ---------------    ----------------
Net loss per common share                                                       $         (0.19)   $          (0.48)
                                                                                ===============    ================

Weighted average common shares outstanding                                           10,650,000           5,789,642
                                                                                ===============    ================


--------------------------------------------------------------------------------
                             Oryx Technology Corp.
                 Consolidated Statement of Stockholders' Equity
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

F-66

                                                                Series A 2%
                                                         Convertible Cumulative                 Additional
                                                     Preferred Stock          Common Stock         Paid-In    Accumulated
                                                   Shares        Amount    Shares       Amount     Capital    Deficit      Total

Balance at February 28, 1995                       43,500   $1,038,000   4,325,020  $   4,000   $8,137,000  $(5,452,000) $3,727,000

Issuance of Common Stock and warrants in private
   placements, net of issuance costs of $560,000        -            -   4,835,831      5,000    4,754,000           -    4,759,000
Issuance of warrants in connection with debt
   restructuring                                        -            -           -          -      366,000           -      366,000
Issuance of warrants in connection with shareholder     -            -     213,000          -      213,000
  notes payable
Issuance of Common Stock upon exercise of options       -            -         525          -        1,000           -        1,000
Conversion of Preferred Stock to Common Stock      (8,625)    (206,000)    100,625          -      206,000           -            -
Repurchase of Common Stock                              -            -     (33,333)         -      (48,000)          -      (48,000)
Net Loss                                                -            -           -          -            -  (2,759,000)  (2,759,000)
Preferred stock dividend                                -            -           -          -            -     (20,000)     (20,000)
                                                ---------   ----------  ----------  ---------   ----------  ----------  -----------
Balance at February 29, 1996                       34,875      832,000   9,228,668      9,000   13,629,000  (8,231,000)   6,239,000

Issuance of Common Stock and warrants in private
   placements, net of issuance costs of $681,000        -            -   2,836,130      4,000    4,139,000           -    4,143,000
Issuance of Common Stock upon exercise of options       -            -     199,818          -      243,000           -      243,000
Issuance of Common Stock upon exercise of warrants      -            -     349,590          -      599,000           -      599,000
Issuance of warrants in exchange for services           -            -           -          -       60,000           -       60,000
Repurchase of underwriter units                         -            -           -          -     (475,000)          -     (475,000)
Conversion of Preferred Stock to Common Stock     (30,375)    (725,000)    354,375          -      725,000           -             -
Accretion of redemption value on manditorily
   redeemable securities                                -            -           -          -            -     (37,000)     (37,000)
Net Loss                                                -            -           -          -            -  (1,965,000)  (1,965,000)
Preferred Stock dividend                                -            -           -          -            -     (10,000)     (10,000)
                                                ---------   ----------  ----------  ---------   ----------  ----------  -----------
Balance at February 28, 1997                        4,500   $  107,000  12,968,581  $  13,000  $18,920,000$(10,243,000) $ 8,797,000
                                                =========   ==========  ==========  =========   ==========  ==========


--------------------------------------------------------------------------------
                             Oryx Technology Corp.
                     Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                  Year Ended          Year Ended
                                                                                 February 28,        February 29,
                                                                                     1997                1996
Cash flows from operating activities:
   Net loss                                                                     $    (1,965,000) $    (2,759,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Equity in losses of investee                                                        20,000          195,000
     Extraordinary gain on debt restructuring                                                 -       (1,433,000)
     Value of warrants issued for services and in connection with notes payable          60,000          213,000
     Depreciation and amortization                                                      558,000          421,000
     Acquired in-process research and development                                       670,000                -
     Changes  in  assets  and  liabilities  (net of  effects  of  Power  Sensors acquisition and debt restructuring):
         Accounts receivable                                                           (645,000)        (170,000)
         Inventories                                                                   (764,000)        (789,000)
         Other current assets                                                           150,000         (191,000)
         Other assets                                                                  (147,000)         (68,000)
         Accounts payable                                                              (688,000)       2,258,000
         Accrued liabilities                                                            474,000          326,000
                                                                                ---------------  ---------------
           Net cash used in operating activities                                     (2,277,000)      (1,997,000)
                                                                                ---------------  ---------------

Cash flows from investing activities:
   Capital expenditures                                                              (1,553,000)        (726,000)
   Purchase of Power Sensors                                                           (120,000)               -
   Investment in development stage company                                              (25,000)         (29,000)
                                                                                ---------------- ---------------
           Net cash used in investing activities                                     (1,698,000)        (755,000)
                                                                                ---------------  ---------------

Cash flows from financing activities:
   Borrowings/(repayment) of bank line of credit                                       (352,000)         352,000
   Proceeds from (repayment of) notes payable                                        (1,428,000)         400,000
   Repayment of long-term debt                                                          (25,000)         (52,000)
   Borrowings of long-term debt                                                         390,000                -
   Payment of capital lease obligations                                                 (51,000)         (77,000)
   Proceeds from issuance of Common Stock/warrants, net                               4,143,000        4,760,000
   Proceeds from exercise of options for Common Stock                                   243,000                -
   Proceeds from exercise of warrants for Common Stock                                  599,000                -
   Repurchase of underwriter units                                                     (475,000)               -
   Other                                                                                 72,000          (68,000)
                                                                                ---------------  ---------------

           Net cash provided by financing activities                                  3,116,000        5,315,000
                                                                                ---------------  ---------------
Net increase (decrease) in cash and cash equivalents                                   (859,000)       2,563,000
Cash and cash equivalents at beginning of period                                      3,939,000        1,376,000
                                                                                ---------------  ---------------
Cash and cash equivalents at end of period                                      $     3,080,000  $     3,939,000
                                                                                ===============  ===============

Supplemental disclosures of cash flow information:
   Interest paid during the period                                              $        50,000  $        42,000
                                                                                ===============  ===============

Supplemental disclosure of noncash investing and financing activities:
   Property and equipment acquired under capital lease obligations              $        54,000  $             -
                                                                                ===============  ===============

   Accretion of redemption value                                                $        37,000  $             -
                                                                                ===============  ===============


 600,000 shares of subsidiary common stock were issued in connection with the acquisition of Power Sensors Corporation.

                             Oryx Technology Corp.
                   Notes to Consolidated Financial Statements

1.   The Company

     Oryx Technology Corp. ("Oryx" or the "Company"), a Delaware corporation, and its subsidiaries manufacture power conversion products, assemblies used in the production of computer memory disks, electromagnets, electrostatic discharge test, and secondary ion mass spectrometer measurement devices.

     In April 1994, the Company completed an initial public offering of 2.2 million shares of Common Stock which resulted in proceeds to the Company of approximately $6.0 million, net of issuance costs of approximately $1.7 million. Since its initial public offering, the Company has completed a number of private placement sales of its Common Stock. Common Stock sold in private placement offerings during fiscal years 1997, 1996 and 1995 totaled approximately 2.8 million shares, 4.8 million shares and 0.9 million shares and resulted in net proceeds of $4,143,000, $4,759,000 and $575,000, respectively.

     The Company's cumulative losses, its loss of a significant customer's orders that represented approximately 48% of fiscal 1997 consolidated revenues, and cash used in fiscal 1997 operations result in uncertainty about the Company's future viability. However, management believes that liquidity from the combination of existing and new product revenues, savings from planned cost reduction measures, new focus resulting from recent management changes, ability to generate asset and or technology sales and the Company's recently secured bank financing (see Note 14) will be sufficient to enable the Company to continue as a going concern through February 28, 1998.

     Management estimates
     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.


2.   Summary of Significant Accounting Policies

     Basis of presentation
      The Company's fiscal year ends on the last day of February. The year ended February 28, 1997 is referred to as fiscal 1997.

    Principles of consolidation
     The  consolidated   financial  statements  include  the  accounts  of  Oryx
     Technology Corporation and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

    Cash and cash equivalents
      The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

     Inventories
      Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

     Property and equipment
      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. The Company periodically reviews the recovery of property and equipment based upon estimated cash flows.

     Intangible assets
      The cost of intangible assets is amortized using the straight line method over the estimated useful lives of the assets, seventeen years for patents and ten years for goodwill and purchased technology. The Company periodically reviews recoverability of intangible assets based upon estimated future cash flows.

    Equity in net loss of investee
     The fiscal 1997 and 1996 consolidated statements of operations include charges of $20,000 and $195,000 for the equity in net loss of an investee accounted for on the equity method. As a result of additional outside investments in the investee during fiscal 1997, the Company's net ownership in the investee was reduced from 40% to less than 5%. As a result of this reduction, the Company's investment subsequent to February 28, 1997, will be accounted for using the cost method.

    Revenue recognition
     Revenues are generally recognized upon shipment of product. However, where a shipment is subject to customer acceptance criteria, revenue is deferred until customer acceptance. Revenue from research contracts in process is recognized under the percentage of completion method.

    Income taxes
     Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The benefits from utilization of net operating loss carryforwards will be reflected as part of the income tax provision if and when realizable.

    Net loss per share
     Net loss per share is computed using the weighted average number of common and dilutive equivalent shares outstanding during each period presented. Common equivalent shares include Common Stock issuable upon the exercise of stock options and warrants using the treasury stock method, or upon conversion of preferred stock. Common equivalent shares are excluded from the computation if their effects are antidilutive. As a result of net losses, common stock equivalents of the Company were antidilutive for the years ended February 28, 1997 and February 29, 1996. Additionally, net income in the calculation of earnings per share for the year ended February 28, 1997 includes an adjustment to reflect the earnings attributable to holders of dilutive securities in subsidiaries of the Company.

    New accounting standards
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement will be effective for the Company's fiscal year ending February 28, 1998. Under SFAS No. 128, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted SFAS No. 128 for the year ended February 28, 1997, basic loss per share and diluted loss per share would not have differed from the net loss per share presented in the Statement of Operations because the effect of stock equivalents was antidilutive. SFAS No. 128 will require the retroactive restatement of all previously reported amounts upon adoption.


3.   Details of Balance Sheet Components

                                                                                 February 28,        February 29,
                                                                                     1997                1996
     Inventories:
       Raw materials                                                            $     3,090,000    $      2,453,000
       Work-in-progress                                                                 153,000             136,000
       Finished goods                                                                 1,552,000           1,291,000
                                                                                ---------------    ----------------
                                                                                $     4,795,000    $      3,880,000
                                                                                ===============    ================

     Property and equipment:
       Machinery and equipment                                                  $     2,427,000    $      1,236,000
       Furniture and fixtures                                                         1,060,000             595,000
       Automobiles                                                                       11,000              11,000
       Leasehold improvements                                                           362,000             111,000
                                                                                ---------------    ----------------
                                                                                      3,860,000           1,953,000
       Less:  Accumulated depreciation                                               (1,186,000)           (655,000)
                                                                                ---------------    ----------------
                                                                                $     2,674,000    $      1,298,000
                                                                                ===============    ================

     Accrued liabilities:
       Compensation                                                             $       417,000    $        272,000
       Deferred revenues                                                                450,000             333,000
       Professional fees                                                                163,000              60,000
       Warranty                                                                         276,000              26,000
       Facilities                                                                        76,000              73,000
       Other                                                                    569,000            321,000
              -------------------------------------------------------------------------        -----------
                                                                                $     1,951,000    $      1,085,000
                                                                                ===============    ================


4.   Acquisition of Power Sensors Corporation

     In December 1996, the Company acquired certain assets and assumed certain liabilities of Power Sensors Corporation ("PSC") in exchange for 600,000 shares of Class A Common Stock of Oryx Power Products Corporation, a wholly-owned subsidiary of the Company. The stock issued represents approximately 6% of the outstanding stock of Oryx Power Products Corporation at February 28, 1997. The acquisition was accounted for as a purchase; accordingly, the purchase price and costs of the acquisition were allocated to the assets and liabilities acquired based upon their estimated fair market values at the date of acquisition as follows:

       Current assets                                            $       338,000
       Furniture and equipment                                           300,000
       Research and development in process                               670,000
       Purchased technology                                              340,000
       Goodwill                                                          355,000
                                                                 ---------------
         Total assets                                                  2,003,000

       Accounts payable and accrued liabilities                          460,000
       Capital lease assumed                                             268,000
       Bank loans assumed                                                555,000
                                                                 ---------------
         Total liabilities                                             1,283,000
                                                                 ---------------
              Total purchase price                               $       720,000
                                                                 ===============

     The total purchase price was derived based on the estimated fair value of the stock issued of $600,000 and acquisition expenses of $120,000. The agreement allows the holders of such stock, under certain conditions, on the three year anniversary of the acquisition to require the Company to redeem the stock issued for a promissory note of $1.5 million payable in equal annual installments over four years commencing in the year 2000. Accordingly, the stock was recorded in the consolidated balance sheet as mandatorily redeemable securities at estimated fair value and will accrete up to the redemption value in accordance with the terms of the agreement.

     Pro forma information (unaudited)
     The following unaudited pro forma information reflects the results of operations for the year ended February 28, 1997, as if the acquisition of Power Sensors Corporation had occurred prior to March 1, 1996, and after giving effect to certain adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place prior to March 1, 1996, or what operating results may occur in the future.

         Net revenues                                           $        27,403
                                                                ===============

         Net loss                                               $        (2,812)
                                                                ===============

         Net loss per share                                     $         (0.26)
                                                                ===============



5.   Acquisition of Power Conversion Products Group and Debt Restructuring

     In April 1994, the Company acquired certain assets of the Power Conversion Products Group of Zenith Electronics Corporation ("Zenith"). As part of the acquisition, the Company signed a $2.1 million convertible promissory note payable to Zenith which bore interest at 6% per year and was payable in three annual installments commencing October 1995.

     In February 1996, the Company entered into the Settlement Agreement with Zenith covering the principal amount outstanding of the promissory note, accrued interest, and certain accounts payable and inventory relating to the Company's agreements with Zenith. In accordance with the Settlement Agreement and subsequent amendments, Zenith agreed to forgive all amounts owed by the Company in exchange for a $1,000,000 note payable and warrants to purchase 400,000 common shares for $1.00 per share and warrants to purchase 100,000 common shares for $5.00 per share. The warrants are exercisable until March 2001.

     In connection with the settlement, the Company recorded an extraordinary gain of $1,433,000 which was calculated as follows:

       Principal amount of promissory note                      $     2,061,000
       Accrued interest on promissory note                              225,000
       Accounts payable for inventory purchases                         541,000
                                                                ---------------
       Total consideration received by Oryx                           2,827,000

       Amounts due pursuant to the Settlement Agreement              (1,028,000)
       Value of warrants issued to Zenith                              (366,000)
                                                                 ---------------
       Net extraordinary gain on debt restructuring              $     1,433,000
                                                                 ===============

     The $1,028,000 owed to Zenith under the Settlement Agreement was repaid during fiscal 1997.


6.   Financing Arrangements

     On December 4, 1996, the Company entered into a credit facility with a financial institution for borrowings of $530,000 bearing interest at 10.5%. The credit facility is payable over 48 monthly payments of principal and interest and is collaterized by specified manufacturing equipment. At February 28, 1997, the Company had borrowings outstanding of $390,000, with a remaining unused credit facility of $140,000.

     In conjunction with the Power Sensors acquisition, the Company assumed a loan with a financial institution in the amount of $555,000. The loan is payable over 60 monthly payments of principal and interest. The loan is collaterized by business assets of the Company. The interest rate is determined as 2% over a specified bank index and was 10.25% at February 28, 1997. At February 28, 1997, the Company had borrowings outstanding of $530,000.

     The aggregate payments for each of the next five years of long-term debt outstanding at February 28, 1997 are $215,000 in fiscal 1998, $251,000 in fiscal 1999, $216,000 in fiscal 2000, $124,000 in fiscal 2001, and $114,000 in fiscal 2002.

     On February 29, 1996, the Company had outstanding borrowings of $352,000 under a line of credit agreement with a financial institution. The line of credit was terminated and the borrowings were repaid during fiscal 1997.

     In fiscal 1996, the Company issued $400,000 in notes payable to certain shareholders bearing interest at 10%. As additional consideration, the shareholders received warrants to purchase 322,551 shares of common stock exercisable through January 2001 at an exercise price of $1.25. The Company recorded as interest expense $213,000 representing the value of the warrants, as determined by the Company and supported by an independent appraisal, during the year ended February 29, 1996. The notes payable were repaid during fiscal 1997.


7.   Series A 2% Convertible Cumulative Preferred Stock

     The Company has authorized 3,000,000 shares of Preferred Stock with a par value of $0.001 per share and of which 45,000 of such shares are designated Series A 2% Convertible Cumulative Preferred Stock (the Series A Stock). Each share of Series A Stock may be converted, at the option of the holder, into approximately 11.67 shares of Common Stock. As of February 28, 1997, the Company had reserved 52,515 shares of Common Stock for issuance upon conversion of the Series A Stock. The holders of Series A Stock are entitled to receive a cumulative dividend of $0.50 per share per annum, subject to any restrictions imposed by the Delaware General Corporation Law. The dividend is payable semi-annually. In the event of liquidation and to the extent assets are available, the holders of the Series A Stock are entitled to a liquidation preference distribution of $25.00 per share plus accrued but unpaid dividends. Each share of the Series A Stock is entitled to one vote per share on all matters submitted to a vote of stockholders of the Company.


8.   Stock Plans and Warrants

     Oryx Stock Plans
     In March 1993, the Company adopted the Incentive and Nonqualified Stock Option Plan (the "1993 Plan"). The 1993 Plan, which expires in 2003, provides for incentive as well as nonstatutory stock options. The Board of Directors may terminate the 1993 Plan at any time at its discretion.

     Options under the 1993 Plan are granted at prices determined by the Board of Directors, subject to certain conditions. Generally, these conditions require that the exercise price of options granted may not be below a) for incentive options, 110%, for persons owning more than 10% of the Company's capital stock and 100% for options issued to other persons, or b) for nonstatutory options, 85% of the fair market value of the stock at the date of grant. Options granted to persons owning more than 10% of the Company's capital stock may not have a term in excess of five years, and all other options must expire within ten years. Options vest over a period determined by the Board of Directors, generally four years, and are adjusted pro rata for any changes in the capitalization of the Company, such as stock splits and stock dividends.

     In August 1995, the Company adopted the 1995 Directors Stock Option Plan (the "Directors' Plan"). The Directors' Plan, which expires in 2005, provides for nonstatutory stock options to be granted to nonemployee directors of the Company. The Board of Directors may terminate the Directors' Plan at anytime at its discretion. Options under the Directors' Plan are granted at prices determined by the Board of Directors, subject to certain conditions more fully described in the Directors' Plan. Generally, these conditions require that the exercise price of options granted may not be below 110% for persons owning more than 10% of the Company's capital stock and 100% for options issued to other persons of the fair market valve of the stock at the date of grant. Options must expire within ten years of grant. The Directors' Plan provides that each nonemployee director receive options to purchase 45,000 shares of the Company's Common Stock with 15,000 vested and exercisable upon grant with the remainder vesting in equal annual installments over a three year period. The Company has 225,000 shares authorized under the Directors' Plan of which 180,000 options have been granted at $1.81 per share as of February 28, 1997.

     A summary of stock option activity under the 1993 Plan and the Directors' Plan is as follows:

                                                                                        Options Outstanding
                                                                  Shares                               Weighted-
                                                                 Available                              Average
                                                                    For                             Exercise Price
                                                                   Grant             Shares            Per Share

       Balance at February 28, 1995                                  56,020             465,980               $1.29

       Additional shares authorized                                 825,000                   -                   -
       Options granted                                             (294,500)            294,500               $1.89
       Options canceled                                              21,862             (21,862)              $1.72
       Options exercised                                                  -                (525)              $1.13
                                                            ---------------     ---------------
       Balance at February 29, 1996                                 608,382             738,093               $1.52

       Additional shares authorized                                 500,000                   -                   -
       Options granted                                             (786,500)            786,500               $1.94
       Options canceled                                              24,565             (24,565)              $1.03
       Options exercised                                                  -            (199,818)              $1.18
                                                            ---------------     ---------------
       Balance at February 28, 1997                                 346,447           1,300,210               $1.82
                                                            ===============     ===============



     The following table summarizes information about employee stock options outstanding at February 28, 1997:


                                          Options Outstanding                           Options Exercisable
                                           Weighted-Average
                                               Remaining          Weighted-                            Weighted-
     Range ofNumber        Contractual         Average             Number            Average
     Exercise Prices       Outstanding           Life          Exercise Price      Exercisable      Exercise Price
     $0.80                          472          0.2             $   0.80                   472        $  0.80
     $1.00-1.97               1,066,738          8.4                 1.72               482,765           1.58
     $2.00-2.38                 189,500          9.1                 2.12                50,650           2.03
     $3.00                       43,500          7.2                 3.00                23,925           3.00
                          -------------                                           -------------
        Total                 1,300,210          8.5             $   1.82               557,812        $  1.67
                          =============                                           =============


     Fair Value Disclosures
     Had compensation cost for the Plans been determined based on the fair value of each stock option on its grant date, as prescribed in SFAS 123, the Company's net loss and net loss per share for fiscal 1997 would have been $2,395,000 and $0.22, respectively, and in fiscal 1996 would have been $2,855,000 and $0.49, respectively.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable period: dividend yields of 0% for both periods; expected volatility of 60% for both periods; risk-free interest rate of 6.07% for fiscal 1996 and 6.29% for fiscal 1997 for options granted; and a weighted average expected option term of five years for fiscal 1996 and five years for fiscal 1997. The weighted average fair value of options granted during fiscal years 1997 and 1996 was $0.73 and $0.47, respectively. The weighted average fair value of options to purchase common shares of the Company's subsidiaries were not material during fiscal years 1997 and 1996.

     The above pro forma amounts include compensation expense based on the fair value of options granted and vesting during the years ended February 28, 1997 and February 29, 1996 and exclude the effects of options granted prior to March 1, 1995. Accordingly, the above pro forma net loss and net loss per share are not representative of the effects of computing stock option compensation expense using the fair value method for future periods.

     Subsidiary Stock Plans
     In November 1995, the Company's wholly owned subsidiaries, Oryx Power Products Corporation, Oryx Instruments and Materials Corporation and SurgX Corporation, each adopted stock option plans under which the Board of Directors granted options to management to purchase Class B common shares in the subsidiaries at their fair market values as determined by the Board of Directors. Class B common shares authorized for issuance in each of the subsidiaries are identical to the ten million shares of Class A common shares owned by the Company, except the Class A shares possess a liquidation preference. The Board of Directors authorized 1.5 million shares of Class B common shares for each of the three subsidiaries to be available for issuance under these stock plans. Such options are not transferable except in the event of a public offering of the subsidiary's stock or an acquisition of the subsidiary, and may be repurchased by the Company at its option. Grants under the plan are for amounts, vesting periods and option terms established by the Company's Board of Directors. The Company's ownership percentage of these subsidiaries will change as a result of future exercises of stock options and, to the extent these subsidiaries contribute profits, outstanding subsidiary stock options may dilute the Company's share of profits in the calculation of earnings per share.

     The number of subsidiary shares of common stock and options to purchase common stock, which vest ratably over a five year period, outstanding at February 28, 1997 were as follows:

                                                                Class B            Class B            Class A
                                                                Options        Options Vested         Shares

       Oryx Instrument and Materials Corporation                1,139,000             184,000      10,000,000
       Oryx Power Products Corporation                          1,381,000             201,000      10,600,000
       SurgX Corporation                                          282,500              56,500      10,000,000


     At February 28, 1997, with the exception of 600,000 shares of Oryx Power Products Corporation, all of the subsidiary Class A shares outstanding were owned by the Company. Warrants The following warrants at February 28, 1997, and the number of shares of the Company's Common Stock which may be purchased at exercise, were outstanding and exercisable at February 28, 1997:

                      Original           Issuable              Warrant                Warrant          Warrant
                      Warrants            Common            Commencement            Expiration        Exercise
                     Outstanding          Shares                Date                   Date             Price

                      1,173,900           2,230,410            Oct.  1994              Oct. 1999         $3.50
                         37,500              37,500            Oct.  1994              Oct. 2004         $2.00
                        379,000             541,030             Nov. 1994              Oct. 2004         $2.00
                        322,551             322,551             Feb. 1996              Jan. 2001         $1.25
                        400,000             400,000             Feb. 1996              Mar. 2001         $1.00
                        100,000             100,000             Feb. 1996              Mar. 2001         $5.00
                        124,560             124,560             Feb. 1996              Feb. 2001         $1.38
                        100,000             100,000             Apr. 1996              Mar. 2001         $1.31
                         32,000              32,000             May  1996              May  2001         $1.38
                         90,730              90,730             Dec. 1996              Dec. 2001         $1.90
                         72,800              72,800             Feb. 1997              Feb. 2002         $1.90
                  -------------       -------------
                      2,833,041           4,051,581
                  =============       =============


     In addition to the foregoing, in connection with the Company's initial public offering, the Company sold to the underwriters, for an aggregate price of $110, noncallable warrants ("Underwriters' Warrants") entitling the holder to purchase from the Company 110,000 units at an exercise price of $11.55 per unit, subject to dilution provisions. Each unit consisted of two shares of Common Stock and one callable warrant to purchase one additional share of Common Stock at an exercise price of $3.50 (also subject to dilution provisions). As a result of subsequent dilutive offerings, the Underwriters' Warrants were convertible into 323,916 units at a exercise price of $3.71 per unit and each underlying warrant was convertible into 1.9 common shares. During 1997, 100,000 units were exercised resulting in proceeds of $371,000. In December 1996, the Company repurchased and retired the remaining Underwriters' Warrants in exchange for $475,000 and 40,000 warrants to purchase 76,000 shares at $3.50 per warrant, which may be exercised through April 1999.

     In certain circumstances and defined time frames, the Company may call many of the above warrants. The terms of most warrants are subject to adjustment in certain circumstances (including antidilution protection).

9.   Research Contracts and Development Funding

     The Company is party to certain research contracts which are accounted for on a percentage of completion basis. Revenues and cost of sales recorded under such contracts totaled $627,000 and $403,000 during fiscal 1997 and $439,000 and $366,000 during fiscal 1996, respectively.

     During fiscal 1997, the Company received development funding from third parties to assist in the commercialization of certain of the Company's products. Such funding is recorded as an offset to research and development expenses when contract specified technical milestones have been achieved. During fiscal 1997, $1,107,000 was credited to research and development expenses under these arrangements.


10.  Sales to Major Customers and Concentration of Credit Risk

     The Company's customers are primarily in the office equipment, semiconductor and computer disk drive manufacturing industries. The Company maintains reserves for potential credit losses; historically, such losses have been minor and within management's expectations. The Company's accounts receivable are principally derived from sales in the United States. All transactions are denominated in U.S. dollars. At February 28, 1997, accounts receivable from three customers represented 16%, 14% and 12%, respectively, of total accounts receivable. During fiscal 1997 and 1996, sales to a single customer of the Power Products segment represented 52% and 41% of consolidated net revenues. The contract related to the majority of sales to this customer was terminated at the end of fiscal 1997.


11.  Income Taxes

     The tax provisions for the years ended February 28, 1997 and 1996 consist of state taxes currently payable and foreign tax provisions. No provision for federal income taxes has been recorded because of losses incurred.

     Deferred tax assets (liabilities) comprise the following:

                                                February 28,        February 29,
                                                    1997                1996

       Net operating loss carryforwards        $     2,438,000  $     1,200,000
Inventory reserves                                     257,000          540,000
R&D credit carryforwards                               331,000          180,000
       Intangibles                                     759,000          517,000
       Other                                           503,000          331,000
                                                   -----------        ---------
         Gross deferred tax assets                   4,288,000        2,768,000
Fixed assets                                           (87,000)         (58,000)
                                                    ----------        ---------
Net deferred tax assets                              4,201,000        2,710,000
Valuation allowance                                 (4,201,000)      (2,710,000)
                                               ---------------  ---------------
         Net deferred tax asset                $             -  $             -
                                               ===============  ===============

     Due to uncertainty of realization, no benefit for deferred tax assets has been recognized in the accompanying financial statements.

     At February 28, 1997, the Company had net operating loss carryforwards of approximately $6,400,000 which may be utilized to reduce future taxable income through 2011, subject to certain limitations. Under the Tax Reform Act of 1986, the amounts of and the benefits from net operating losses that can be carried forward may be impaired or limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period. The Company's initial public offering and subsequent private placements have triggered ownership changes of greater than 50% and, accordingly, the potential benefits from utilization of tax carryforwards generated through the date of such offerings are limited.

12.  Commitments and Contingencies

     In conjunction with a fiscal 1994 acquisition, the Company entered into an agreement whereby the Company will pay an 8% royalty through August 5, 2008 on sales of certain Instruments and Materials products with the aggregate maximum royalty not to exceed $800,000. Additionally, a supplemental royalty of 3% of sales over $333,000 of certain products is to be paid, with the maximum supplemental royalty limited to $150,000. Aggregate royalty expense has not been significant for the 1997 or 1996 fiscal years.

     The Company leases its facilities and certain equipment under operating lease agreements, which expire in various periods through 2002. The Company also leases certain assets under long-term lease agreements that are classified as capital leases. The total amount of assets acquired under capital lease arrangements which are included in property and equipment is $406,000 and $252,000 and accumulated amortization on such assets totaled of $137,000 and $85,000, at February 28, 1997 and February 29, 1996,
     respectively.

     Future minimum lease obligations are payable as follows:

                                                                  Capitalized       Operating
       Year Ending February                                         Leases           Leases          Total

         1998 $                                                 140,000     $     875,000     $  1,015,000
         1999                                                   103,000           600,000          703,000
         2000                                                   90,000            555,000          645,000
         2001                                                   33,000            479,000          512,000
         2002                                                   -                 325,000          325,000
              ---------------------------------------------------            ------------      -----------
         Total minimum lease payments                           366,000     $   2,834,000    $   3,200,000
                                                                            =============    =============
         Less amount representing interest                      (45,000)
                                                           ------------
         Present value of minimum lease payments                321,000
         Less current portion                                  (137,000)
                                                          -------------
         Long-term portion of obligations
            under capitalized leases                      $     184,000
                                                          =============

     Rental expense for the years ended February 28, 1997 and February 29, 1996 was $739,000 and $602,000, respectively.

     In the course of its business, the Company has been named as a defendant in a certain action and could incur an uninsured liability. In the opinion of management, the outcome of such litigation will not have a material adverse effect on the results of operations or financial condition of the Company.


13.  Segment Information

     The Company groups its business into three operating segments and a corporate segment: (i) Power Products includes the Company's standard and custom AC to DC and DC to DC power supplies; (ii) Instruments and Materials includes specialized materials produced through a patented bonding process and the Company's electrostatic discharge and secondary ion mass spectrometer measurement devices; and (iii) SurgX, a development stage operation that utilizes the Company's patented technology that protects microchips and related products from overvoltage. Consolidated business segment information as of February 28, 1997 and February 29, 1996, and for each of the years then ended is summarized as follows:

                                                                                     1997                1996
       Revenues:
         Power Products                                                         $    20,390,000    $     12,014,000
         Instruments and Materials                                                    6,434,000           4,114,000
         SurgX                                                                           36,000               8,000
         Corporate                                                                            -                   -
                                                                                ---------------    ----------------
                                                                                $    26,860,000         $16,136,000
                                                                                ===============         ===========

       Operating income/(loss):
         Power Products                                                         $     2,445,000    $       (544,000)
         Instruments and Materials                                                   (1,311,000)           (915,000)
         SurgX                                                                         (880,000)           (553,000)
         Corporate                                                                   (2,149,000)         (1,623,000)
                                                                                ---------------    ----------------
                                                                                $    (1,895,000)   $     (3,635,000)
                                                                                ===============    ================

       Identifiable assets:
         Power Products                                                         $     7,676,000    $      5,487,000
         Instruments and Materials                                                    4,625,000           2,914,000
         SurgX                                                                          507,000                   -
         Corporate                                                                    2,504,000           3,939,000
                                                                                ---------------    ----------------
                                                                                $    15,312,000    $     12,340,000
                                                                                ===============    ================

       Depreciation and amortization expense:
         Power Products                                                         $       310,000    $        252,000
         Instruments and Materials                                                      218,000             169,000
         SurgX                                                                           13,000                   -
         Corporate                                                                       17,000                   -
                                                                                ---------------    ----------------
                                                                                $       558,000    $        421,000
                                                                                ===============    ================

       Capital expenditures:
         Power Products                                                         $       622,000    $        418,000
         Instruments and Materials                                                      558,000             308,000
         SurgX                                                                          317,000                   -
         Corporate                                                                       56,000                   -
                                                                                ---------------    ----------------
                                                                                $     1,553,000    $        726,000
                                                                                ===============    ================


     As is more fully discussed in Note 4, the Power Products' 1997 loss from operations includes a $670,000 write-off of research and development in process related to the Company's acquisition of the assets of Power Sensors Corporation. Additionally, 1997 Power Products capital expenditures include $120,000 for this acquisition. The 1996 extraordinary gain of $1,433,000 resulted from the restructuring of certain obligations owed by the Company related to the acquisition of the Power Conversion Products Group and Power Products' subsequent activities.


14.  Subsequent Event

     In May 1997, the Company entered into a borrowing facility which included an Accounts Receivable Revolving Batch Facility and an Inventory Line of Credit with a financial institution. The Inventory Line of Credit provides for borrowings of up to $1.5 million ($750,000 of which is subject to an inventory appraisal). The Accounts Receivable Revolving Batch Facility allows the Company to borrow up to a maximum of $4 million, provided that any amount in excess of $3.5 million must be supported by an equal amount of unused availability under the Inventory Line of Credit. Under the Facility, the Company is required to sell on an undiscounted, limited recourse basis all accounts receivable. In exchange, the Company may borrow under the Facility up to 85% of the face amount of eligible accounts receivable (as defined) up to the maximum lending amount of $4 million. The interest rate is equal to the greater of the institution's base rate plus 1.25% or 7.0%.