Form 10KSB/A
period 1997-02-28
ORYX TECHNOLOGY CORP
filed 1997-06-25
CIK 915355

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A2
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
 -

For the fiscal year ended February 28, 1997 OR [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

                         Commission file number 1-12680

                              ORYX TECHNOLOGY CORP.
           (Name of Small Business Issuer as specified in its charter)

     Delaware                                             22-2115841
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)

47341 Bayside Parkway, Fremont, California              94538
--------------------------------------------------   --------
(Address of principal executive offices)              (Zip Code)

Issuer's Telephone Number, including area code:  (510) 249-1144

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

                                      None
                                (Title of class)





                                    PART III

Item 9. Directors,   Executive  Officers,  Promoters  and  Control  Persons;
        Compliance with Section 16(a) of the Exchange Act.

         The names and ages of the Company's directors and executive officers are as follows:


         Name                                        Position                                     Age

Philip J. Micciche                  President, CEO and Director                                    63

Chief Financial Officer             40

Arvind Patel                        Chairman of the Board and Director                             50

Andrew Intrater                     Secretary, Treasurer and Director                              35

Dr. John H. Abeles                  Director                                                       52

Jay M. Haft                         Director                                                       61

Ted. D. Morgan                      Director                                                       55


         PHILIP J. MICCICHE was elected to serve as the Company's President and Chief Executive Officer and to serve as a Director of the Company on April 25, 1997. From 1993 through 1995, Mr. Micciche was Chief Executive Officer of AXCIS Information Networks, a provider of sports information data. From 1990 through 1992, Mr. Micciche was President of Dysan International Corp. and oversaw its IPO in Hong Kong in 1991. From 1983 through 1990, he held several executive management positions at Xidex Corp. In one of those positions, Mr. Micciche brought the division from a loss to a substantial profit in less than 15 months. From 1983 through 1985, Mr. Micciche was Senior Vice President Marketing at Xidex Magnetics where sales increased $42M in that 2 year time period (Xidex merged with Dysan Corp. in 1985). Prior to 1983, Mr. Micciche has held positions as CEO, Vice President Sales, Product Sales Manager and Chief Engineer for various companies. Philip Micciche received his BSEE from Northeastern University in Boston.

         ANDREW INTRATER has been employed in various executive capacities with the Company since its organization in July, 1993 and with Advanced Technology, Inc. ("ATI"), the Company's predecessor corporation, since 1981. Mr. Intrater has been Chief Operating officer of ATI since May, 1993, and Chief Operating Officer, Secretary, Treasurer and a Director of the Company since its organization. Between September, 1988 and May, 1993, Mr. Intrater served as President of ATI and has been a Director since 1983. He is currently President of Oryx's Instruments and Materials subsidiary. Mr. Intrater received his B.S. in Chemical Engineering from Rutgers University and M.S. in Materials Science from Columbia University.

         ARVIND PATEL served as President and Chief Executive Officer of the Company from its organization through April 1997. Between July, 1993 and October, 1993, Mr. Patel served as Executive Chairman of the Company. Mr. Patel has served as a Director of the Company from its organization to the present. On April 25, 1997, Mr. Patel resigned as President and CEO and assumed the responsibilities of Chairman of the Company's Board of Directors. Between February 1987 and June 1992, Mr. Patel was General Partner of Praktek Corp. and Managing Director of its affiliate, Praktek Venture Fund, San Francisco, California, which provided asset management services and financing for various commercial entities especially those engaged in advanced technology operations. Prior thereto, between June 1985 and January, 1987, Mr. Patel was President and Chief Executive Officer of Upstart Computer Corporation, Emeryville, California, a manufacturer of computer peripheral equipment. Mr. Patel received his B.S. in Mechanical Engineering and M.B.A. from London University.

         MITCHEL UNDERSETH has served as Chief Financial Officer of the Company since November 1996 with additional responsibilities for human resources. From August 1992 through November 1996, Mr. Underseth was Chief Financial Officer for Triptych CD/San Joaquin Packaging in Stockton, California. From March 1990 through April 1992, Mr. Underseth was Chief Financial Officer for Dysan International/Magnetic L.P. in Hong Kong, a spin-off of Xidex's Flexible Disk Group. From September 1986 through March 1990, Mr. Underseth was Vice President-Finance for Xidex Flexible Disk Group and Rigid Oxide Group in Santa Clara, California. Mr. Underseth received his M.B.A. from the University of Washington in Seattle and his B.S. in Business from Lewis and Clark College in Portland, Oregon.

         JOHN H. ABELES, M.D., has been a Director of the Company since its organization in July, 1993 and of ATI commencing October, 1991 and Chairman of the Board of the Company from October, 1993 until April, 1997. Since March, 1992, Dr. Abeles has been a General Partner of Northlea Partners Ltd. ("Northlea Partners"), Boca Raton, Florida, a private investment partnership. Since 1980, Dr. Abeles has been President of MedVest, Inc., Boca Raton, Florida, a business and financial consulting firm. Dr. Abeles serves on the Board of Directors of I-Flow Corporation, Irvine, California, a publicly traded company which manufactures infusion devices, DUSA Pharmaceuticals, Inc., a publicly traded company which is developing photodynamic therapy products, and Encore Medical, Inc., Austin, Texas, an orthopedic devices concern.


         JAY M. HAFT has served as Director of the Company since February, 1995. He is a strategic and financial consultant for growth stage companies. He is active in international corporate finance, mergers and acquisitions, as well as in the representation of emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and technical product, service and marketing companies. He is a Managing General Partner of Venture Capital Associates, Ltd. and of Gen Am "1" Venture Fund, a domestic and an international venture capital fund, respectively. Mr. Haft is also a Director of numerous public and private corporations, including Robotic Vision Systems, Inc. (OTC), Noise Cancellation Technologies, Inc. (OTC), Extech, Inc. (OTC), Encore Medical Corporation (OTC), Viragen, Inc. (OTC), PC Service Source, Inc. (OTC), DUSA Pharmaceuticals, Inc.
(OTC), Oryx Technology Corp. (OTC) and Jenna Lane, Inc. (OTC). He serves as Chairman of the Board of Noise Cancellation Technologies, Inc., Extech, Inc. and Jenna Lane, Inc. He is currently of counsel to Parker Duryee Rosoff & Haft, in New York. He was previously a senior corporate partner of such firm (1989-1994), and prior to that a founding partner of Wofsey, Certilman, Haft et al.
(1966-1988). He is a member of the Florida Commission for Government Accountability to the People, National Vice-President of the Miami Ballet and a Director of the Concert Association of Florida. He is a graduate of Yale College and Yale Law School.

         TED D. MORGAN was elected as a Director of the Company in April 1996. He serves as Chief Executive Officer of Entrenet Group, LLC. He is Founder and Managing Partner of Alternative Technologies International ("ATI"), Santa Rosa, California. ATI is an international financial advisory firm specializing in services for emerging growth companies with unique proprietary technologies. Prior to founding ATI, he developed several companies including the Office Club which merged with Office Depot in 1990.

Board Committees and Meetings

         During the fiscal year ended February 28, 1997, there were 8 Meetings of the Company's Board of Directors. Each Board member attended 90% or more of the aggregate of the Meetings of the Board of Directors and the Meetings of all Committees of the Board of Directors on which he served.

         The Compensation Committee was established on March 28, 1995. The members of the Compensation Committee are Dr. John H. Abeles, and Jay M. Haft, neither of whom are employees of the Company. The Compensation Committee makes recommendations with respect to compensation of senior officers and granting of stock options and stock awards.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended February 28, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with in a timely manner; provided, however, that Mitchel Underseth did not timely file his initial report on Form 3.

Item 10. Executive Compensation

Cash Compensation

         The following table sets forth the total compensation earned by the Chief Executive Officer and the Company's other executive officers whose total salary and compensation exceeded $100,000 for services rendered in all capacities for the year ended February 28, 1997 and for the years ended February 29, 1996 and February 28, 1995.

Name and                    Fiscal                                                             Other Annual
Principal Position          Year                  Salary                 Bonus                 Compensation

Arvind Patel,               1997                  $168,866               $ --                  $3,600
President & CEO             1996                  $140,996               $ --                  $3,600
                            1995                  $128,397               $ --                  $ --

Andrew Intrater,            1997                  $125,583               $ --                  $8,578*
Secretary/Treasurer         1996                  $103,063               $ --                  $8,578*
                            1995                  $  93,583              $ --                  $8,578*

Andrew Wilson               1997                  $  72,475              $ --                  $69,636**
CFO                         1996                  $108,064               $ --                  $ --
                            1995                  $  97,563              $ --                  $ --



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

** Other compensation in relation to Mr. Wilson includes payment of four month separation salary pursuant to a termination agreement and consulting fees associated with services rendered to the Company's SurgX operations.

         The following table sets forth as to the Chief Executive Officer and each of the executive officers named under the Summary Compensation Table, certain information with respect to grants of options to purchase shares of Common Stock of the Company as of and for the year ended February 28, 1997.



                                OPTION/SAR GRANTS
                          Year Ended February 28, 1997

                                    Number of
                                    Securities                % of Total
                                    Underlying                Options/SARs              Exercise
                                    Option/SARs               Granted to                or Base
                                    Granted                   Employees in              Price ($Exp.
                                    Number (#)                1997                      per share)        Date
                                    -----------------         ------------------        ----------        ----

Arvind Patel                       200,000                           34%                $1.97            4/1/01
Andrew Intrater                         90,000                       15%                $1.97            4/1/01
Mitchel Underseth                       90,000                       15%                $2.25          11/26/01


Employment Agreements

         The Company entered into an employment agreement with Arvind Patel on April 15, 1993, providing for annual compensation of $137,000 during the term of the agreement. The agreement was terminated without cause by the Company on April 25, 1997. On June 6, 1997, Mr. Patel entered into a separation agreement with the Company. Under the terms of the separation agreement Mr. Patel will receive twelve months severance payments payable through April 24, 1998 equivalent to his monthly salary as of April 24, 1997. In 1993, Mr. Patel also entered into a non-competition agreement with the Company which precludes him from soliciting customers and employees of the Company for a period of twelve months following termination of his employment, and also requires Mr. Patel to maintain the confidentiality of information and proprietary data relating to the Company and its activities.

         The Company has also entered into an employment agreement dated May 3, 1993 with Mr. Andrew Intrater, terminable immediately by either party, providing for annual compensation of $100,000 during the term of the agreement. In the event Mr. Intrater is terminated without cause by the Company, he will receive his annual compensation for six months. Mr. Intrater has also entered into a non-competition agreement with the Company which precludes his engagement in competitive activities during the term of his employment, precludes him from soliciting customers and employees of the Company for a period of twelve months following termination of his employment, and also requires Mr. Intrater to maintain the confidentiality of information and proprietary data relating to the Company and its activities.

         The Company has also entered into an employment agreement dated November 1, 1996 with Mr. Mitchel Underseth, terminable immediately by either party and providing for annual compensation of $120,000 during the term of the agreement. Mr. Underseth also received a one-time signing bonus of $25,000. In the event Mr. Underseth is terminated without cause by the Company, he will receive his then current monthly salary for a period of six months following the date of his termination.

         During its 1997 fiscal year, the Company established a bonus incentive program for its executive management personnel pursuant to which executives will have the opportunity to earn as a bonus up to 35% of their base salary based upon a combination of individual performance and profitability of the Company or product line.

There were no bonuses paid pursuant to this program.

         The Company currently offers basic health and major medical insurance to its employees. The Company has adopted a non-contributory 401(k) Plan for its employees who wish to participate on a voluntary basis, but no retirement, pension or similar program has been adopted by the Company.

Remuneration of Non-Employee Directors

         Each member of the Board of Directors who is not an employee of the Company is compensated for his services as Director as follows: $750.00 for each Board Meeting attended in person, and $250.00 for each Board Meeting attended by telephone.

Description of Incentive and Nonqualified Stock Option Plan

         On March 3, 1993, the Company adopted its Incentive and Nonqualified Stock Option Plan (the "Plan") under which, as subsequently amended, 1,625,000 shares of Common Stock have been reserved for issuance to officers, directors, employees and consultants of the Company upon exercise of options designated as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 or upon exercise of nonstatutory options. The primary purpose of the Plan is to attract and retain capable executives, employees, directors, advisory board members and other consultants by offering such individuals a greater personal interest in the Company's business by encouraging stock ownership. The Plan is administered by a compensation committee consisting of outside members of the Board of Directors which will determine, among other things, the persons to be granted options, the number of shares subject to each option and the option price. The Plan terminates on March 3, 2003.

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

         The Company has issued options to purchase an aggregate of 1,364,357 shares of Common Stock of the Company pursuant to the Plan to the following officers and key employees of the Company (as well as other employees of the Company) at the weighted average exercise prices described below as of April 30, 1997:



                                                                                          Weighted
                                                                                          Average
                                                       Number                             Exercise
         Name                                        of Shares                               Price

         Arvind R. Patel                                241,569                             $1.807
         Andrew Wilson                                  110,719                             $1.959
         Andrew Intrater                                 95,625                             $1.923
         Karen P. Shrier                                 84,000                             $1.072
         Ronald N. Spaight                               34,656                             $1.389
         Bernard Hall                                    60,269                             $1.695
         James Intrater                                  52,250                             $1.931
         Robert Jaynes                                   30,000                             $2.000
         Thomas Landgraf                                 12,000                             $1.375
         Mitchel Underseth                               90,000                             $2.250


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

Directors' Non-Qualified Stock Option Plan

         At the  Company's  1996 Annual  Stockholders'  Meeting,  the  Company's
stockholders approved the establishment of the 1996 Directors Non-Qualified Stock Option Plan (the "Directors Plan") providing for grants to the Company's non-employee Directors ("Outside Directors") in order to attract and retain Outside Directors who possess a high degree of competence, experience, leadership and motivation.

         A total of 120,000 shares of Common Stock were reserved for issuance to the Company's Outside Directors upon exercise of non-qualified options. The Director's Plan is administered by the Compensation Committee of the Company's Board of Directors, which will at all times consist solely of Outside Directors. Under the Directors Plan, each Outside Director, namely Dr. Abeles and Messrs. Haft, Mehta, and Schindler, received options to purchase 30,000 shares of the Company's Common Stock, effective as of April 1, 1996 or such later date on which such Outside Director was appointed to the Board of Directors. However, the grant date of such initial grants was September 20, 1996, the date of the Company's Annual Meeting of Stockholders at which the Directors Plan was approved, for purposes of determining the exercise price. Each Outside Director who joins the Company's Board of Directors subsequent to the approval of the Directors Plan will initially receive options to purchase 30,000 shares of the Company's Common Stock, effective as of the date he or she is appointed or elected to the Company's Board of Directors.

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

         On April 1, 1996, the Company issued a nonqualified option to John Larson, a consultant to the Company, to purchase 30,000 shares of the Company's Common Stock at an exercise price of $1.31 per share. The option is presently fully vested.

Subsidiary Stock Plans

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

         Subsidiary stock options granted as of February 28, 1997, and which vest ratably over a five year period, are as follows:

Oryx Instrument and Materials Corporation                            1,139,000
Oryx Power Products Corporation                                      1,381,000
SurgX Corporation                                                      282,000

         The sole officer and/or Director of the Company to receive options pursuant to the Subsidiary stock option program was Andrew Intrater, Secretary, Treasurer and a Director of the Company, who received options to purchase 340,000 shares of Oryx Instrument and Materials Corporation exercisable at $.45 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of April 30, 1997 (i) by each person who is known to the Company to be the owner of more than five percent (5%) of the Company's Common Stock, (ii) by each of the Company's Directors, (iii) by each of the Company's executive officers, and (iv) by all Directors and executive officers of the Company as a group. As of April 30, 1997, there were issued and outstanding 13,124,821 shares of Common Stock of the Company.



                                                     Number of
                                                     Shares of
                                                     Common Stock                       Percent of
  Name and Address                                   Beneficially                       Beneficial
or Identity of Group                                 Owned                              Ownership


Arvind Patel (1)                                            272,069                          2.1%
47341 Bayside Parkway

Fremont, CA  94538


Andrew Intrater (2)                                         268,381                          2.0%
47341 Bayside Parkway

Fremont, CA  94538

                                                     Number of
                                                     Shares of
                                                     Common Stock                       Percent of
  Name and Address                                   Beneficially                       Beneficial
or Identity of Group                                 Owned                              Ownership

Mitchel Underseth (3)                                         4,500                          *
47341 Bayside Parkway
Fremont, CA  94538

John Abeles (4)                                             499,172                          3.8%
2365 Northwest 41st Street
Boca Raton, FL  33431


Jay M. Haft (5)                                             119,600                          1.0%
2 Grove Isle Dr., #1208B

Coconut Grove, FL  33122


Ted D. Morgan (6)                                            14,850                          *
5213 El Mecado Parkway

Santa Rosa, CA 95403


Windstar Investments N.V. (7)                             1,002,667                          7.6%
200 East Broward Blvd.,

Suite 1900
Fort Lauderdale, FL  33302


Equitable Life Assurance                                  1,000,000                          7.6%
Society
City Place House
55 Basinghall Street

London EC2V 5DR


MR High Octane Fund                                         842,105                          6.4%
c/o Meespierson Fund Services
18-20 North Quay
Douglas, Isle of Man 1M991M


All Officers and Directors

as a Group (6 persons) (8)                                1,178,572                          9.0%


-----------------



*        Represents less than 1%.

(1) Includes 129,069 shares subject to stock options exercisable as of April 30, 1997 or within 60 days thereafter, and 35,000 shares held as a custodian for Mr. Patel's minor children. Also includes 16,096 shares of Common Stock issuable upon conversion of the 1996 Bridge Warrant.

(2) Includes 44,297 shares subject to stock options exercisable as of April 30, 1997 or within 60 days thereafter and 500 shares of Common Stock issuable upon conversion of Warrants.

(3) Represents shares subject to stock options exercisable as of April 30, 1997 or within 60 days thereafter.

(4) Includes 303,008 shares of Common Stock held by Northlea Partners Ltd., a consultant to the Company, of which Dr. Abeles is the General Partner, and 35,000 shares issuable upon conversion of the Company's Series A Preferred Stock also held by Northlea Partners. Also includes 9,375 shares of Common Stock issuable upon exercise of certain Bridge Warrants. Includes 25,000 shares of Common Stock issuable upon conversion of Warrants, held by Northlea Partners. Also includes 30,000 shares subject to other stock options exercisable as of April 30, 1997 or within 60 days thereafter. Also includes 96,789 shares of Common Stock issuable upon conversion of the 1996 Bridge Warrant.

(5)      Includes 30,000 shares subject to stock options.

(6) Represents shares subject to stock options exercisable as of April 30, 1997 or within 60 days thereafter.

(7) Includes 336,000 shares of Common Stock issuable upon conversion of Warrants.

(8) Includes an aggregate of 435,476 shares issuable upon exercise of warrants and stock options and conversion of Preferred Stock, included pursuant to notes (1)-(6).


Item 12. Certain Relationships and Related Transactions.

         The Company was incorporated in Delaware on July 26, 1993, and on September 29, 1993 executed a Plan and Agreement of Merger with Advanced Technology, Inc. ("ATI"), a New Jersey corporation and the Company's parent corporation and predecessor. ATI was organized on April 2, 1976 under the laws of the State of New Jersey. In connection with this merger, the Company exchanged with the stockholders of ATI an equal number of shares for the outstanding shares of capital stock of ATI outstanding at the time of the merger. The nominal number of shares of the Company outstanding at the time of the merger were canceled as part of the Plan and Agreement of Merger. In addition, the Company exchanged 45,000 shares of its Series A Preferred Stock for the 45,000 shares of Series A Preferred Stock that were outstanding of the predecessor corporation and which had the same designations and preferences that had been established for the Series A Preferred Stock of the predecessor corporation.


         In May 1993, ATI issued an aggregate of $375,000 principal amount of its secured promissory notes at an interest rate equal to the published prime rate of The Wall Street Journal, but not to exceed 9% per annum, and 45,000 shares of its Series A $25 2% Convertible Cumulative Preferred Stock convertible into 525,000 shares of Common Stock of the Company. The notes were retired from the proceeds of the Company's public offering completed in April 1994. Northlea Partners, of which Dr. John Abeles is the General Partner, acquired $25,000 principal amount of such promissory notes and 3,000 shares of Series A Preferred Stock.

         In May 1995, the Company completed a private placement consisting of 2,536,290 shares of Common Stock pursuant to which the Company received proceeds of approximately $1,900,000. Northlea Partners, Ltd., acquired for a consideration of $150,000, 200,000 shares of this private placement. Mr. Nitin
T. Mehta, a former Director of the Company, acquired for himself and through his retirement account set up by Mehta & Co., Inc., 573,334 shares of Common Stock for a consideration of $430,000 principal amount. Mrs. Judith A. Schindler, wife of Bruce L. Schindler, a former Director of the Company, acquired for a consideration of $50,000, 66,667 common shares of this private placement. Jay M. Haft, a Director of the Company, acquired 89,600 shares of Common Stock for $67,200 consideration. Andrew Wilson, the Company's former Chief Financial Officer, acquired 10,000 shares for $7,500 consideration. Arvind Patel, the Company's former Chief Executive Officer and a Director, acquired for himself and his two children a total of 40,000 shares for a consideration of $30,000.


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

Item 13. Exhibits, List and Reports on Form 8-K

         (a)      Exhibits

         Exhibit No.                        Description

         10.1 Agreements relating to $5,500,000 borrowing facility dated May 28 and 29, 1997 (*)(+)

         10.2        Letter of Separation Agreement with Arvind Patel (*)

(*)      Filed herewith.

(+) Confidential treatment of certain portions of these agreements has been applied for with the Securities and Exchange Commission.