Form 10KSB/A
period 1997-02-28
ORYX TECHNOLOGY CORP
filed 1997-06-25
CIK 915355

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A3
(Mark One)

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

                                      None
                                (Title of class)




The Oryx Technology Corp. Form 10-KSB/A2 filed on June 25, 1997 is amended to include the following signatures:


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of June, 1997.


                                 ORYX TECHNOLOGY CORP.



                                 By:_/s/ Philip J. Micciche________
                                         Philip J. Micciche,
                                         President & CEO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.


Signature                                        Title                                Date

                                                 President, CEO
/s/ Philip J. Micciche                           and Director                         June 24, 1997
-----------------------------
Philip J. Micciche

                                                 Secretary, Treasurer                 June 24, 1997
/s/ Andrew Intrater                              and Director
Andrew Intrater

                                                 Chief Financial                      June 24, 1997
/s/ Mitchel Underseth                            Officer
Mitchel Underseth

                                                 Chairman of the                      June 24, 1997
/s/ Arvind Patel                                 Board and Director
Arvind Patel


/s/ John H. Abeles                               Director                             June 24, 1997
--------------------------------
John H. Abeles


/s/ Jay M. Haft                                  Director                             June 24, 1997
-----------------------------------
Jay M. Haft


/s/ Ted D. Morgan                                Director                             June 24, 1997
-------------------------------
Ted D. Morgan
