Form 10QSB
period 1997-05-31
ORYX TECHNOLOGY CORP
filed 1997-07-15
CIK 915355

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)
------
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997.
X
------

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


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the issuer's Common Stock as of May 31, 1997 was 13,124,821.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents





PART I.  FINANCIAL INFORMATION                                             Page

Item 1.  Condensed Consolidated Financial Statements and
         Notes to Condensed Consolidated Financial Statements                 3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

PART II.  OTHER INFORMATION

Item 5.  Other information                                                   11

Item 6.  Exhibits and Reports on Form 8-K                                    11

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements



                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                         May 31, 1997         February 28, 1997
                                                                 --------------------     ---------------------
                             ASSETS
Current assets:
  Cash and cash equivalents                                              $    239,000              $  3,080,000
  Accounts receivable, net                                                  2,935,000                 3,457,000
  Inventories                                                               5,130,000                 4,795,000
  Other current assets                                                        343,000                   171,000
                                                                         ------------              ------------
         Total current assets                                               8,647,000                11,503,000

Property and equipment, net                                                 2,516,000                 2,674,000
Intangible assets, net                                                        715,000                   755,000
Other assets                                                                  337,000                   380,000
                                                                         ------------             -------------
                                                                          $12,215,000              $ 15,312,000
                                                                          ===========              ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                                                       $     215,000             $     215,000
  Capital lease obligations                                                    59,000                   137,000
  Accounts payable                                                          1,930,000                 2,686,000
  Accrued liabilities                                                       2,171,000                 1,951,000
                                                                       --------------                 ---------
         Total current liabilities                                          4,375,000                 4,989,000

Capital lease obligations, less current portion                                                         184,000
                                                                               35,000
Bank borrowings, less current portion                                         648,000                   705,000
                                                                            ---------                ----------
         Total  liabilities                                                 5,058,000                 5,878,000
                                                                            ---------                ----------

Mandatorily redeemable securities                                             684,000                   637,000
                                                                            ---------                ----------

Stockholders' equity:
 Series A 2% Convertible Cumulative Preferred
     Stock                                                                    107,000                   107,000
Common Stock, 13,124,821 and 12,968,581
     issued and outstanding                                                    13,000                    13,000
Additional paid in capital                                                 19,141,000                18,920,000
Accumulated deficit                                                       (12,788,000)              (10,243,000)
                                                                          -----------               -----------
         Total stockholders' equity                                         6,473,000                 8,797,000
                                                                          -----------              ------------
                                                                          $12,215,000              $ 15,312,000
                                                                          ===========              ============

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                         Three Months Ended
                                                                               May 31,
                                                                --------------------------------------
                                                                         1997               1996
                                                                ------------------     ---------------

    Revenue                                                            $4,491,000        $ 6,805,000
    Cost of sales                                                       3,562,000          4,420,000
                                                                ------------------     ---------------
    Gross profit                                                          929,000          2,385,000
                                                                ------------------     ---------------

    Operating expenses:
     Marketing and selling                                                432,000            444,000
     General and administrative                                         1,452,000            807,000
     Research and development                                           1,530,000            840,000
                                                                ------------------     ---------------
       Total operating expenses                                         3,414,000          2,091,000
                                                                ------------------     ---------------

    Income (loss) from operations                                     (2,485,000)            294,000

    Interest expense, net                                                  8,000              16,000
    Equity in losses of investee                                               -              20,000
                                                                ------------------     ---------------

    Income (loss) before income taxes                                 (2,493,000)            258,000
    Provision for income taxes                                             3,000              22,000
                                                                ------------------     ---------------

    Net income (loss)                                                 (2,496,000)            236,000

    Dividends and accretion                                              (49,000)            (5,000)
                                                                ------------------     ---------------

    Net income (loss) attributable to
     common shares                                                   ($2,545,000)          $231,000
                                                                ==================     ===============

    Net income (loss) per common share:
       Primary                                                            ($0.20)             $0.02
                                                                ==================     ===============

       Fully diluted                                                      ($0.20)             $0.01
                                                                ==================     ===============
    Weighted average common shares and equivalents outstanding:
       Primary                                                        13,046,000         13,814,000
                                                                ==================     ===============

       Fully Diluted                                                  13,046,000         14,810,000
                                                                ==================     ===============


See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Three Months Ended
                                                                                        May 31,
                                                                          -------------------------------------
                                                                          ----------------     ----------------
                                                                               1997                     1996
                                                                          ----------------     ----------------
     Cash flows from operating activities:
      Net  income (loss)                                                     ($2,496,000)             $236,000
     Adjustments to reconcile net income (loss)
          to net cash used in operating activities:
        Equity in losses of investee                                                    -               20,000
        Depreciation and amortization                                             238,000              109,000
     Changes in assets and liabilities:
          Accounts receivable, net                                                522,000              (74,000)
          Inventories                                                            (335,000)            (853,000)
          Other current assets                                                   (172,000)             129,000
          Other assets                                                             43,000              (77,000)
          Accounts payable                                                       (756,000)          (1,549,000)
          Accrued liabilities                                                     220,000              134,000
                                                                          ----------------     ----------------
         Net cash used in operating activities                                 (2,736,000)          (1,925,000)
                                                                          ----------------     ----------------

     Cash flows from investing activities:
      Proceeds from disposition of assets                                         145,000                    -
      Capital expenditures                                                       (187,000)            (284,000)
      Investment in DAS Devices, Inc.                                                   -              (25,000)
                                                                          ----------------     ----------------
         Net cash used in investing activities                                   (42,000)             (309,000)
                                                                          ----------------     ----------------

     Cash flows from financing activities:
      Repayment of bank line of credit                                                  -             (352,000)
      Repayment of notes payable to stockholders                                        -             (400,000)
      Proceeds from issuance of common stock/warrants, net                        215,000              899,000
      Repayment of promissory note and capital lease obligations                 (284,000)            (448,000)
      Other                                                                         6,000
                                                                          ----------------     ----------------
                                                                          ----------------     ----------------
        Net cash used in financing activities                                     (63,000)            (301,000)
                                                                          ----------------     ----------------

     Net decrease in  cash and cash equivalents                                (2,841,000)           (2,535,000)

     Cash and cash equivalents  at beginning of period                          3,080,000             3,939,000
                                                                          ================     ================

     Cash and cash equivalents at end of period                               $   239,000            $1,404,000
                                                                          ================     ================

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL

The information contained in the following Notes to Condensed Consolidated Financial Statements is condensed; accordingly, the financial statements contained herein should be reviewed in conjunction with the Company's Form 10-KSB for the year ended February 28, 1997.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The financial information for the periods ended May 31, 1997, and 1996 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its subsidiaries at May 31, 1997, and the results of their operations and cash flows for the three month periods ended May 31, 1997 and 1996.

NOTE 2 - STOCKHOLDERS' EQUITY

In April 1997, the Company issued 156,240 shares of Common Stock associated with the exercise of warrants and received proceeds of $215,000.

NOTE 3 - INVENTORIES

The components of inventory were as follows:



                               May 31, 1997                February 28, 1997
                          -----------------              -------------------

Raw materials                    $3,695,000                       $3,090,000
Work-in-process                     254,000                          153,000
Finished goods                    1,181,000                        1,552,000
                          =================              ===================
                                 $5,130,000                       $4,795,000
                          =================              ===================


NOTE 4 - NET INCOME (LOSS) PER SHARE

Shares used in the computation of net loss per share for the three month period ended May 31, 1997 was determined using the treasury stock method. Under the treasury stock method, net income (loss) per common and common equivalent share is computed using the weighted average number of shares and equivalents outstanding during the respective period. Common stock equivalents were excluded from the calculation of loss per share for the three months ended May 31, 1997 as their effect was antidilutive.

     Shares used in the computation of net income per share for the three month period ended May 31, 1996 was determined using the modified treasury stock method. Under the modified treasury stock method, certain adjustments can occur with respect to both weighted average shares and net income amounts utilized in the calculations of earnings per share. The modified treasury stock method can result in different earnings per share than those calculated using the treasury stock method. Under the modified treasury stock method, all weighted average common equivalents are assumed to be exercised, and the resulting proceeds are applied in steps. First, stock is assumed to be repurchased up to a maximum of 20% of the actual outstanding shares. Net income is then adjusted to reflect the after tax effect of using the remaining proceeds to acquire U.S. government securities. Common stock and common stock equivalents for the three month period ended May 31, 1996 included shares issuable under stock options and warrants outstanding and shares issuable upon conversion of preferred stock. Additionally, net income in the calculation of earnings per share for the three month period ended May 31, 1996 includes an adjustment to reflect the earnings attributable to holders of dilutive securities in subsidiaries of the Company.


NOTE 5 - NEW CREDIT FACILITY

In May 1997, the Company entered into a borrowing facility which includes an Accounts Receivable Revolving Batch Facility and an Inventory Line of Credit. The Inventory Line of Credit provides for borrowings of up to $1.5 million. The Accounts Receivable Revolving Batch Facility allows the Company to borrow up to a maximum of $4 million, provided that any amount in excess of $3.5 million must be supported by an equal amount of unused availability under the Inventory Line of Credit.

NOTE 6 - NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement will be effective for the Company's fiscal year ending February 28, 1998. Under SFAS No. 128, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The adoption of SFAS No. 128 is not expected to have a material impact on earnings per share calculations. SFAS No. 128 will require the retroactive restatement of all previously reported amounts upon adoption.

NOTE 7 - SUBSEQUENT EVENTS

On June 10, 1997, the Company drew down $1.3 million on the Accounts Receivable Revolving Batch Facility and $750,000 on the Inventory Line of Credit. A portion of these proceeds was used to retire a term loan of $521,000 associated with the acquisition of Power Sensor, Inc. The remaining proceeds will be used for general working capital requirements.

In June 1997, the Company was informed by an existing customer that the customer would discontinue selling a power conversion product and therefore, cease to purchase contract manufacturing services from the Company during the Company's third fiscal quarter. Sales of such services to this customer accounted for 18% of the Company's revenues for the quarter ended May 31, 1997.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended February 28, 1997.

Some of the information in this report, including the discussion of the Company's strategy, and various statements concerning the Company's plans for expansion and expectations for growth for the Company constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risks and uncertainties described under the caption "Risk Factors" set forth in Part I of the Company's Form 10-KSB, as amended, and those identified by the Company from time to time in other filings with the Securities and Exchange Commission (the "Commission"), press releases and other communications.

In addition to an analysis of recent and historical financial results, the Form 10-KSB, as amended, includes an analysis of certain of the risks of the Company's business, including risks relating to the competitive environment in which the Company operates. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible problems which the Company might face. All investors should carefully read the Form 10-KSB, as amended, together with this Form 10-QSB and consider all such risks before making an investment decision with respect to the Company's stock.

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

Segment/Subsidiary                                   Businesses

Oryx Power Products Corporation           - Power Conversion Products
                                          - Contract Manufacturing

Oryx Instruments and Materials            - Material Analysis and Test Equipment
Corporation                               - Specialized Materials
                                          - Contract R&D

SurgX Corporation                         - Surge Protection Components



Results of Operations

For the quarter ended May 31, 1997, revenues decreased by $2,314,000 or 34% from $6,805,000 for the quarter ended May 31, 1996, to $4,491,000 for the quarter ended May 31, 1997. The decrease in revenues was primarily attributable to the termination of shipments of a power supply product to Pitney Bowes, which represented 51% of the Company's consolidated revenues for the quarter ended May 31, 1996. The Company anticipates quarterly revenues to increase, compared to the current quarter, by the fourth quarter of fiscal year 1998 as the TTS 2000 processing monitoring tool achieves market acceptance, demand for the specialized materials product line continues to increase and Oryx Power Products successfully secures new OEM customers. However, there can be no assurance of any increase in revenues for the remaining three quarters, and any such increase in revenues will be less than the Company had previously anticipated due to, among other factors, the projected shortfalls in revenues from sales of DC/DC power conversion products, and the recent notification of termination of sales of contract manufacturing services to an existing customer. The sales of such services to the existing customer accounted for 18% of the Company's revenues for the quarter ended May 31, 1997. The Company expects revenues for fiscal year 1998 to be lower than those for fiscal year 1997 as any anticipated increases in revenues during the next three quarters will be insufficient to offset the Pitney Bowes revenue loss.

The Company's gross profit decreased from $2,385,000 for the quarter ended May 31, 1996, to $929,000 for the quarter ended May 31, 1997, representing a decrease of $1,456,000 or 61%. The decrease in gross profit was principally attributable to the reduction in shipments to Pitney Bowes. Operating losses are anticipated to continue through at least the third quarter of fiscal 1998 and there can be no assurance that any anticipated growth in quarterly revenues will be realized or that the Company will return to profitability during fiscal year 1998.

Marketing and selling expenses decreased from $444,000 for the quarter ended May 31, 1996, to $432,000 for the quarter ended May 31, 1997, representing a decrease of $12,000 or 3%. The decrease was primarily due to reduced selling expenses associated with lower sales.

General and administrative expenses increased from $807,000 for the quarter ended May 31, 1996, to $1,452,000 for the quarter ended May 31, 1997, representing an increase of $645,000 or 80%. The increase in general and administrative expenses was primarily due to increases in headcount resulting from the Company's objective of developing an infrastructure to support each of the subsidiaries and separation costs associated with management changes.

Research and development expenses increased from $840,000 in the quarter ended May 31, 1996, to $1,530,000 for the quarter ended May 31, 1997, representing an increase of $690,000 or 82%. Research and development spending increased as a result of continued developmental efforts with respect to diagnostic test equipment and surge protection components being undertaken primarily in the form of increased headcount and consulting services .

The provision for income taxes decreased from $22,000 for the three month period ended May 31, 1996 to $3,000 for the three month period ended May 31, 1997, representing a decrease of $19,000 or 86%. This decrease is a result of the Company not recording a U.S. tax provision due to the anticipated loss for fiscal year 1998.

Liquidity and Capital Resources

The Company's working capital decreased by $2,242,000 from a surplus of $6,514,000 at February 28, 1997 to a surplus of $4,272,000 at May 31, 1997, primarily due to operating losses incurred during the quarter ended May 31, 1997. In May 1997, the Company entered into a borrowing facility which includes an Accounts Receivable Revolving Batch Facility and an Inventory Line of Credit. The Inventory Line of Credit provides for borrowings of up to $1.5 million ($750,000 of which is subject to an inventory appraisal). The Accounts Receivable Revolving Batch Facility allows the Company to borrow up to a maximum of $4 million, provided that any amount in excess of $3.5 million must be supported by an equal amount of unused availability under the Line of Credit. Under the Facility, the Company is required to sell on an undiscounted, limited recourse basis, all accounts receivable. In exchange, the Company may borrow under the Facility up to 85% of the face amount of eligible accounts receivable (as defined), up to a maximum amount of $4 million. The interest rate is equal to the greater of the institution's base rate plus 1.25% for the Account Receivable Revolving and 2.0% for the Inventory Line of Credit or 7.0%. At May 31, 1997 the Company had not drawn down funds on these facilities.

On June 10, 1997, the Company drew down $1.3 million on its Account Receivable Revolving Batch Facility and $750,000 on the Inventory Line of Credit. A portion of these proceeds was used to retire a term loan of $521,000 associated with the acquisition of Power Sensors, Inc. The remaining proceeds will be used for general working capital requirements.

In late June 1997, certain events required the Company to reassess its fiscal year 1998 sales and liquidity projections. Due to slower than expected sales of DC/DC power conversion products, future reductions in sales of contract manufacturing services to an existing customer and delays in shipments of diagnostic test equipment, the Company does not expect to meet the revenue objectives in its fiscal year 1998 operating plan. This expected revenue shortfall may require the Company to seek additional sources of liquidity to sustain projected operating levels. Management is currently exploring a number of alternatives to improve the Company's liquidity position including, but not limited to, cost reduction measures, asset or technology sales, new licensing arrangements and potential debt or equity private placement offerings. Although management believes that sufficient funding and/or cost savings alternatives exist, there can be no assurance that such transactions or measures can be effected in time to meet the Company's needs, or at all, or that any funding transactions will be on terms acceptable to the Company.

Item 5.  Other Information

     On April 25, 1997, Arvind Patel resigned as President and Chief Executive Officer. Mr. Patel was appointed Chairman of the Board. Philip J. Micciche was appointed President and Chief Executive Officer and Director on April 25, 1997.

Item 6.   Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit No.               Description of Document

        11.1                      Schedule of Computation of Earnings Per Share
        27.1                      Financial Data Schedule

(b)     Reports on Form 8-K

During the quarter ended May 31, 1997, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                ORYX TECHNOLOGY CORP.

Dated:  July 14, 1997                      By:  /s/ Philip J. Micciche
                                                ----------------------
                                                    Philip J. Micciche
                                                    Principal Executive Officer




                                                /s/ Mitchel Underseth
                                                ----------------------
                                                    Mitchel Underseth
                                                    Principal Financial and
                                                    Accounting Officer