Form 10QSB
period 1997-08-31
ORYX TECHNOLOGY CORP
filed 1997-10-14
CIK 915355

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)
------
          QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
X         EXCHANGE  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997.
------

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


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         The number of shares outstanding of the issuer's Common Stock as of August 31, 1997 was 13,124,821.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents





PART I.  FINANCIAL INFORMATION                                            Page

Item 1.  Condensed  Consolidated  Financial Statements and Notes
         to Condensed Consolidated Financial Statements .................... 3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................... 8


PART II.  OTHER INFORMATION

Item 3.  Other information ................................................ 11

Item 4.  Exhibits and Reports on Form 8-K ................................. 11

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                      August 31,             February 28,
                                                                      1997                    1997
                                                                  ------------------       ------------------

                             ASSETS
Current assets:
  Cash and cash equivalents                                            $     45,000              $ 3,080,000
  Accounts receivable,net                                                 1,908,000                3,457,000
  Inventories                                                             4,037,000                4,795,000
  Other current assets                                                      282,000                  171,000
                                                                          ---------               ----------
         Total current assets                                             6,272,000               11,503,000

Property and equipment, net                                               2,576,000                2,674,000
Intangible assets, net                                                      678,000                  755,000
Other assets                                                                334,000                  380,000
                                                                          ---------               ----------
                                                                         $9,860,000             $ 15,312,000
                                                                         ==========             ============


                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings                                                             $  912,000             $    215,000
  Capital lease obligations                                                  34,000                  137,000
  Accounts payable                                                        1,774,000                2,686,000
  Accrued liabilities                                                     2,308,000                1,951,000
                                                                  -----------------                ---------
         Total current liabilities                                        5,028,000                4,989,000

Capital lease obligations, less current portion
                                                                             43,000                  184,000
Borrowings, less current portion                                            262,000                  705,000
                                                                          ---------                  -------
         Total  liabilities                                               5,333,000                5,878,000
                                                                          ---------                ---------

Mandatorily redeemable securities                                           732,000                  637,000
                                                                            -------                  -------

Stockholders' equity:
 Series A 2% Convertible Cumulative Preferred
     Stock, 4,500 shares  issued and outstanding                            107,000                  107,000
Common    Stock,     13,124,821    and    12,968,581    shares
                                                                             15,000                   13,000
----------
     issued and outstanding, respectively
Additional paid in capital                                               19,132,000               18,920,000
Accumulated deficit                                                    (15,459,000)             (10,243,000)
                                                                       ------------             ------------
         Total stockholders' equity                                       3,795,000                8,797,000
                                                                          ---------                ---------
                                                                      $   9,860,000             $ 15,312,000
                                                                      =============             ============

         See the accompanying notes to these condensed consolidated financial statements.



                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                        Three Months Ended                  Six Months Ended
                                                             August 31,                         August 31,
                                                   --------------------------------   --------------------------------
                                                        1997             1996              1997             1996
                                                   ---------------   --------------   ---------------   --------------

    Revenue                                            $5,210,000       $6,973,000        $9,701,000      $13,778,000
    Cost of sales                                       4,822,000        4,639,000         8,384,000        9,059,000
                                                   ---------------   --------------   ---------------   --------------
    Gross profit                                          388,000        2,334,000         1,317,000        4,719,000
                                                   ---------------   --------------   ---------------   --------------

    Operating expenses:
     Marketing and selling                                580,000          433,000         1,012,000          877,000
     General and administrative                           946,000        1,058,000         2,398,000        1,865,000
     Research and development                           1,403,000          471,000         2,933,000        1,311,000
                                                   ---------------   --------------   ---------------   --------------
       Total operating expenses                         2,929,000        1,962,000         6,343,000        4,053,000
                                                   ---------------   --------------   ---------------   --------------

    Income (loss) from operations                      (2,541,000)         372,000       (5,026,000)          666,000

    Interest (income) expense, net                         64,000           (8,000)          72,000             8,000

    Equity in losses of investee                                -                -                 -           20,000
                                                   ---------------   --------------   ---------------   --------------

    Income (loss) before income taxes                 (2,605,000)          380,000        (5,098,000)         638,000
    Provision for income taxes                            20,000            70,000            23,000           92,000
                                                   ---------------   --------------   ---------------   --------------

    Net income (loss)                                 (2,625,000)          310,000        (5,121,000)         546,000

    Dividends and accretion                               46,000            (2,000)           95,000           (7,000)
                                                   ---------------   --------------   ---------------   --------------

    Net income (loss) attributable to
     common shares                                   ($2,671,000)         $308,000       ($5,216,000)        $539,000
                                                   ===============   ==============   ===============   ==============

    Net income (loss) per common share:                   ($0.21)            $0.02           ($0.40)            $0.04
                                                   ===============   ==============   ===============   ==============

    Weighted average common shares
     and equivalents outstanding:                      13,124,821       14,707,079        13,085,292       14,205,941
                                                   ===============   ==============   ===============   ==============


See the accompanying notes to these condensed consolidated financial statements.






                              ORYX TECHNOLOGY CORP.
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                             Six Months Ended August 31,
                                                                       ----------------------------------------
                                                                       -----------------     ------------------
                                                                             1997                  1996
                                                                       -----------------     ------------------
     Cash flow from operating activities:
      Net  income (loss)                                                   ($5,121,000)               $546,000
     Adjustments to reconcile net income (loss)
          to net cash used in operating activities:
        Equity in losses of investee                                                  -                 20,000
        Depreciation and amortization                                           469,000                236,000
     Changes in assets and liabilities:
          Accounts receivable, net                                            1,549,000               (535,000)
          Inventories                                                           758,000               (534,000)
          Other current assets                                                 (111,000)               126,000
          Other assets                                                           46,000               (103,000)
          Accounts payable                                                     (912,000)            (1,662,000)
          Accrued liabilities                                                   357,000                612,000
                                                                       -----------------     ------------------
         Net cash provided by (used in) operating activities                 (2,965,000)            (1,294,000)
                                                                       -----------------     ------------------

     Cash flows from investing activities:
      Proceeds from disposition of assets                                       145,000                      -
      Capital expenditures                                                     (439,000)              (952,000)
      Investment in DAS Devices, Inc.                                                 -                (27,000)
                                                                       -----------------     ------------------
         Net cash used in investing activities                                (294,000)               (979,000)
                                                                       -----------------     ------------------

     Cash flows from financing activities:
      Repayment of bank line of credit                                                -               (352,000)
      Repayment of notes payable to stockholders                                      -               (400,000)
      Proceeds from issuance of Common Stock/Warrants, net                     208,000               1,069,000
      Proceeds from inventory line of credit                                   767,000                      -
      Repayment of long-term debt and capital lease obligations              (757,000)                (923,000)
      Other                                                                      6,000                      -
                                                                       -----------------     ------------------
                                                                       -----------------     ------------------
        Net cash provided by financing activities                               224,000               (606,000)
                                                                       -----------------     ------------------

     Net decrease in cash and cash equivalents                               (3,035,000)            (2,879,000)

     Cash and cash equivalents at beginning of period                         3,080,000              3,939,000
                                                                       =================     ==================

     Cash and cash equivalents at end of period                                 $45,000             $1,060,000
                                                                       =================     ==================


See the accompanying notes to these condensed consolidated financial statements.







ORYX TECHNOLOGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

The information contained in the following Notes to Condensed Consolidated Financial Statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the financial statements contained herein should be reviewed in conjunction with the Company's Form 10-KSB, as amended, for the year ended February 28, 1997.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The financial information for the periods ended August 31, 1997, and 1996 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company at August 31, 1997, and the results of its operations and its cash flows for the three and six month periods ended August 31, 1997 and 1996.

NOTE 2 - INVENTORIES

The components of inventory were as follows:


                                 August 31,                     February 28,
                                 1997                           1997
                            -----------------              -------------------

Raw materials                   $2,448,000                    $ 3,090,000
Work-in-process                    163,000                        153,000
Finished goods                   1,426,000                      1,552,000
                         =================              ===================
                                $4,037,000                    $ 4,795,000
                         =================              ===================


NOTE 3 - NET INCOME (LOSS) PER SHARE

Shares used in the computation of net loss per share for the three and six month periods ended August 31, 1997 was determined using the treasury stock method. Under the treasury stock method, net income (loss) per common and common equivalent share is computed using the weighted average number of shares and equivalents outstanding during the respective period. Common stock equivalents were excluded from the calculation of loss per share for the three and six months ended August 31, 1997 as their effect was antidilutive.

Shares used in the computation of net income per share for the three and six month periods ended August 31, 1996 was determined using the modified treasury stock method. Under the modified treasury stock method, certain adjustments can occur with respect to both weighted average shares and net income amounts utilized in the calculations of earnings per share. The modified treasury stock method can result in different earnings per share than those calculated using the treasury stock method. Under the modified treasury stock method, all weighted average common equivalents are assumed to be exercised, and the resulting proceeds are applied in steps. First, stock is assumed to be repurchased up to a maximum of 20% of the actual outstanding shares. Net income is then adjusted to reflect the after tax effect of using the remaining proceeds to acquire U.S. government securities. Common stock and common stock equivalents for the three and six month periods ended August 31, 1996 included shares issuable under stock options and warrants outstanding and shares issuable upon conversion of preferred stock. Additionally, net income in the calculation of earnings per share for the three and six month periods ended August 31, 1996 includes an adjustment to reflect the earnings attributable to holders of dilutive securities in subsidiaries of the Company.

NOTE 4 - NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement will be effective for the Company's fiscal year ending February 28, 1998. Under SFAS No. 128, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. SFAS No. 128 will require the retroactive restatement of all previously reported amounts upon adoption. Had the Company applied the provisions of SFAS No. 128 during the interim periods presented herein, basic earnings per share for the three and six months ended August 31, 1996 would have been $0.03 and $0.06, respectively, and dilutive earnings per share for those periods would have been equivalent to primary earnings per share. Earnings per share reported for the three and six months ended August 31, 1997 would not have changed under SFAS No. 128.

NOTE 5 -  BORROWINGS

 Under the Company's Revolving Account Transfer and Purchase Agreement (the "Facility") which was executed in May 1997 with a financial institution (the "Lender"), the Company sells all trade accounts receivable and has the option to draw advances up to 85% of eligible accounts up to $4,000,000. Accordingly, accounts receivable at August 31, 1997 were due from the lender under the Facility.

To the extent that advances are drawn against eligible outstanding accounts receivable, the Company reduces the balance of accounts receivable. The Company must pay interest on such advances in the form of a discount equal to the lender's base rate plus 3.5% per annum. At August 31, 1997, advances drawn against outstanding eligible accounts receivable under the Facility totaled $1,714,000.

NOTE 6 - SUBSEQUENT EVENTS

In September 1997, the Company sold 2,000,000 Series A Preferred shares of DAS Devices, Inc. for a total consideration of $1,400,000. The Company still holds 2,000,000 Series A Preferred shares and 800,000 shares of Common Stock of DAS Devices, Inc.

In September 1997, the Company's SurgX subsidiary amended its License Agreement with McGraw-Edison (Bussmann). This amendment extends the exclusive license for SurgX liquid from ten to twenty years and adds a twenty year exclusive license for SurgTape(TM). In consideration for this amendment, McGraw-Edison will make five payments from October 1997 through February 1998 totaling $1,700,000, representing non-refundable prepaid minimum royalties for years one through four of the License Agreement.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB, as amended, for the fiscal year ended February 28, 1997.

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

In addition to an analysis of recent and historical financial results, the Form 10-KSB, as amended, includes an analysis of certain of the risks of the Company's business, including risks relating to the competitive environment in which the Company operates. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible problems which the Company might face. All investors should carefully read the Form 10-KSB, as amended, together with this Form 10-QSB, and consider all such risks before making an investment decision with respect to the Company's stock.

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

  Segment/Subsidiary                              Businesses

Oryx Power Products Corporation          - Power Conversion Products
                                         - Contract Manufacturing

Oryx Instruments and Materials           - Material Analysis and Test Equipment
Corporation                              - Specialized Materials
                                         - Contract R&D

SurgX Corporation                        - Surge Protection Components



Results of Operations

For the quarter ended August 31, 1997, revenues decreased by $1,763,000 or 25% from $6,973,000 for the quarter ended August 31, 1996, to $5,210,000 for the quarter ended August 31, 1997. Revenues for the six months ended August 31, 1997 decreased $4,077,000 or 30% from $13,778,000 for the six months ended August 31, 1996 to $9,701,000 for the six months ended August 31, 1997. The decrease in revenues for both periods, partially offset by increases in sales of the Company's test equipment and specialized materials, was primarily attributable to the termination of shipments of a power supply product to Pitney Bowes, which represented 47% and 48% of the Company's consolidated revenues for the quarter ended and six month period ended August 31, 1996, respectively. The Company anticipates quarterly revenues to increase, compared to the current quarter, by the fourth quarter of fiscal year 1998 as the TTS 2000 process monitoring tool continues to achieve market acceptance and Oryx Power Products successfully ships to new OEM customers. However, there can be no assurances that any increase in revenues will be realized or even that the current quarterly revenue level will be maintained. The Company expects revenues for fiscal year 1998 to be lower than those for fiscal year 1997 as any anticipated increases in revenues will be insufficient to offset the Pitney Bowes revenue loss.

The Company's gross profit decreased from $2,334,000 for the quarter ended August 31, 1996, to $388,000 for the quarter ended August 31, 1997, representing a decrease of $1,946,000 or 83%. Gross profit decreased by $3,402,000 or 72% from $4,719,000 for the six months ended August 31, 1996 to $1,317,000 for the six months ended August 31, 1997. The decrease in gross profit for both periods in 1997 as compared to 1996 was principally attributable to the reduction in shipments to Pitney Bowes.

Marketing and selling expenses increased from $433,000 for the quarter ended August 31, 1996, to $580,000 for the quarter ended August 31, 1997, representing an increase of $147,000 or 34%. Marketing and selling expenses increased by $135,000 or 15% from $877,000 for the six months ended August 31, 1996 to $1,012,000 for the six months ended August 31, 1997. The increase in both periods was primarily due to increased sales and marketing activities associated with the Company's TTS 2000 Process Monitoring Tool. General and administrative expenses decreased from $1,058,000 for the quarter ended August 31, 1996, to $946,000 for the quarter ended August 31, 1997, representing a decrease of $112,000 or 11%. General and administrative expenses increased by $533,000 or 29% from $1,865,000 for the six months ended August 31, 1996 to $2,398,000 for the six months ended August 31, 1997. The decrease in general and administrative expenses for the three months ended August 31,1997 was primarily attributable to lower professional service fees. The increase in general and administrative expenses for the six months ended August 31, 1997, was primarily due to increases in costs associated with the Company's objective of developing an infrastructure to support each of the subsidiaries and separation costs associated with management changes.

Research and development expenses increased from $471,000 in the quarter ended August 31, 1996, to $1,403,000 for the quarter ended August 31, 1997, representing an increase of $932,000 or 198%. Research and development expenses increased $1,622,000 or 124% from $1,311,000 for the six months ended August 31, 1996 to $2,933,000 for the six months ended August 31, 1997. Research and development spending increased as a result of continued developmental efforts with respect to diagnostic test equipment and surge protection devices being undertaken primarily in the form of increased headcount, outside professional services and prototype material cost. Also, during the six months ended August 31, 1996, SurgX received $355,000 in customer development payments compared to $30,000 for the six months ended August 31, 1997. These development payments were utilized to offset research and development costs.

Operating losses are anticipated to continue through at least the fourth quarter of fiscal 1998 and there can be no assurance that any anticipated growth in quarterly revenues and improvements in gross profits will be realized. The provision for income taxes of $20,000 for the three months ended August 31, 1997 and $23,000 for the six months ended August 31, 1997 is based upon the annual estimated state franchise taxes and foreign tax provisions. No provision for federal income taxes was provided because of losses previously incurred and anticipated losses for fiscal year 1998.

Liquidity and Capital Resources

The Company's working capital decreased by $5,270,000 from a surplus of $6,514,000 at February 28, 1997 to a surplus of $1,244,000 at August 31, 1997, primarily as a result of operating losses. The ratio of current assets to current liabilities was 2.30:1 at February 28, 1997 and 1.25:1 at August 31, 1997.

Cash and cash equivalents decreased by $3,035,000 from $3,080,000 at February 28, 1997 to $45,000 at August 31, 1997. The decrease in cash was primarily attributable to cash used in operations of $2,965,000 resulting from the Company's net loss offset by non-cash items and working capital changes. Specifically, the Company's liquidity position benefited from the utilization of its Revolving Account Transfer and Purchase Agreement under which the Company had received advances against eligible accounts receivable of approximately $1,700,000. In addition to operating activities and investing activities, the pay-down of certain loan agreements were financed by draws aggregating $767,000 against the Company's Inventory Line of Credit. Available borrowing capacity under the Inventory Line of Credit and the Revolving Account transfer totaled $1,087,050 at August 31, 1997.

In September 1997, the Company: (1) sold 42% of its investment in DAS Devices, Inc. for a total sales price of $1,400,000, (2) amended the terms of an existing license agreement between SurgX and McGraw-Edison (Bussmann) providing for funding of $1,700,000 over the next five months, and, (3) was awarded a $1,500,000 matching funds development contract, providing for $750,000 of funding from the Ballistic Missile Defense Organization. Proceeds from these activities will be used to support development projects and fund the Company's continuing operations.

The Company anticipates operating losses to continue through the end of this fiscal year and is currently exploring a number of alternatives to improve the Company's liquidity position including, but not limited to, cost reduction measures, asset or technology sales and potential debt or equity private placement offerings. Although management believes that sufficient funding and/or cost savings alternatives exist, there can be no assurance that such transactions or measures can be effected in time to meet the Company's needs, or at all, or that any funding transactions will be offered on terms acceptable to the Company.

                                     PART II

                                OTHER INFORMATION


Item 3.  Other Information

         On August 7, 1997 Ronald Spaight resigned as President of Oryx Power Products Corporation. Mitchel Underseth, the Company's Chief Financial Officer, has been appointed to serve as President of Oryx Power Products Corporation.

Item 4.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.     Description of Document

                  11.1            Schedule of Computation of Earnings Per Share
                  27.1            Financial Data Schedule

         (b)      Reports on Form 8-K

                  During the quarter ended August 31, 1997, the Company filed no Current Reports on Form 8-K.


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               ORYX TECHNOLOGY CORP.

Dated:  October 14 , 1997                      By:  /s/ Philip J. Micciche
                                                    ----------------------
                                                    Philip J. Micciche
                                                    Principal Executive Officer





                                                    /s/ Mitchel Underseth
                                                    ----------------------
                                                    Mitchel Underseth
                                                    Principal Financial and
                                                    Accounting Officer

                              ORYX TECHNOLOGY CORP.
                                  EXHIBIT 11.1
                  SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE


                                                                   Three months ended                   Six months ended
                                                              August 31,        August 31,        August 31,       August 31,
                                                              1997              1996              1997             1996
                                                           ---------------   ---------------  ----------------     ----------------


Net Income (loss) attributable to common holders             $(2,671,000)          $308,000      $(5,216,000)            $539,000
Deduct earnings attributable to holders of dilutive
  subsidiary stock options                                                          (41,000)                              (83,000)
Add interest income on reinvested option and warrant
  exercise proceeds (as determined by the modified
  treasury stock method), net of tax                                    -            47,000                -              118,000
                                                          ----------------        ----------   ---------------          ---------


As adjusted                                                  $(2,671,000)          $314,000      $(5,216,000)            $574,000
                                                           ===============   ===============    ==============       ============

Shares:
 Number of weighted average common shares outstanding         13,124,821         10,274,302       13,085,292            9,826,530
 Add effect of dilutive convertible preferred stock,
  options and warrants (as determined by the modified
  treasury stock method)                                               -         4,432,777                 -            4,379,411
                                                          --------------        ------------   -------------          -----------
As adjusted                                                   13,124,821        14,707,079        13,085,292           14,205,941
                                                              ==========        ==========        ==========           ==========

Primary earnings (loss) per share                                $(0.21)            $0.02            $(0.40)                $0.04
                                                                 =======            =====            =======                =====
