Form 10QSB
period 1997-11-30
ORYX TECHNOLOGY CORP
filed 1998-01-14
CIK 915355

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)
------
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997.
X
------

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


       1100 Auburn Street
       Fremont, California                             94538
(Address of principal executive offices)             (Zip Code)



       Registrant's telephone number, including area code: (510) 492-2080


               Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


               The number of shares outstanding of the issuer's Common Stock as of November 30, 1997 was 13,124,821.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents





PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements and Notes to Condensed
         Consolidated Financial Statements ..............................     3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..........................................     8


PART II.  OTHER INFORMATION

Item 3.  Other information  .............................................    11

Item 4.  Exhibits and Reports on Form 8-K ...............................    11

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

                                                       ORYX TECHNOLOGY CORP.
                                                CONDENSED CONSOLIDATED BALANCE SHEET
                                                            (UNAUDITED)

                                                                     November 30,            February 28,
                                                                         1997                    1997
                                                                  ------------------       ------------------

                                                 ASSETS
Current assets:
  Cash and cash equivalents                                            $    761,000              $ 3,080,000
  Accounts receivable,net                                                 1,832,000                3,457,000
  Inventories                                                             4,274,000                4,795,000
  Other current assets                                                      508,000                  171,000
                                                                         ----------                  -------
         Total current assets                                             7,375,000               11,503,000


Property and equipment, net                                               2,395,000                2,674,000
Intangible assets, net                                                      632,000                  755,000
Other assets                                                                272,000                  380,000
                                                                            -------                  -------
                                                                        $10,674,000             $ 15,312,000
                                                                        ===========             ============


                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings                                                             $1,063,000             $    215,000
  Capital lease obligations                                                  20,000                  137,000
  Accounts payable                                                        2,257,000                2,686,000
  Accrued liabilities                                                     2,078,000                1,951,000
                                                                     --------------                ---------
         Total current liabilities                                        5,418,000                4,989,000

Capital lease obligations, less current portion                              38,000                  184,000
Borrowings, less current portion                                            259,000                  705,000
                                                                            -------                  -------
         Total  liabilities                                               5,715,000                5,878,000
                                                                          ---------                ---------

Mandatorily redeemable securities                                           778,000                  637,000
                                                                            -------                  -------

Stockholders' equity:
 Series A 2% Convertible Cumulative Preferred
     Stock, 4,500 shares  issued and outstanding                            107,000                  107,000
 Common Stock, 13,124,821 and 12,968,581 shares
issued and outstanding, respectively                                         15,000                   13,000
Additional paid in capital                                               19,617,000               18,920,000
Accumulated deficit                                                     (15,558,000)             (10,243,000)
                                                                       ------------             ------------
         Total stockholders' equity                                       4,181,000                8,797,000
                                                                          ---------                ---------
                                                                        $10,674,000             $ 15,312,000
                                                                        ===========             ============


 See the  accompanying  notes to these  condensed  consolidated financial statements.


                                                       ORYX TECHNOLOGY CORP.
                                           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)


                                                         Three Months Ended                  Nine Months Ended
                                                            November 30 ,                      November 30,
                                                   --------------------------------   --------------------------------
                                                        1997             1996              1997             1996
                                                   ---------------   --------------   ---------------   --------------

    Revenue                                            $4,110,000       $7,204,000       $13,811,000      $20,982,000
    Cost of sales                                       3,330,000        4,563,000        11,714,000       13,622,000
                                                   ---------------   --------------   ---------------   --------------
    Gross profit                                          780,000        2,641,000         2,097,000        7,360,000
                                                   ---------------   --------------   ---------------   --------------

    Operating expenses:
     Marketing and selling                                510,000          479,000         1,522,000        1,356,000
     General and administrative                           900,000        1,379,000         3,298,000        3,244,000
     Research and development                             691,000          616,000         3,624,000        1,927,000
                                                   ---------------   --------------   ---------------   --------------
       Total operating expenses                         2,101,000        2,474,000         8,444,000        6,527,000
                                                   ---------------   --------------   ---------------   --------------

    Income (loss) from operations                      (1,321,000)         167,000        (6,347,000)         833,000

    Interest (income) expense, net                         94,000           (9,000)          166,000           (1,000)

    Equity loss on investment                                   -                -                 -           20,000

    Net gain on sale of investment                     (1,383,000)               -        (1,383,000)               -
                                                   ---------------   --------------   ---------------   --------------

    Income (loss) before income taxes                     (32,000)         176,000        (5,130,000)         814,000
    Provision for income taxes                             19,000           16,000            42,000          108,000
                                                   ---------------   --------------   ---------------   --------------

    Net income (loss)                                    (51,000)          160,000       (5,172,000)          706,000

    Dividends and accretion                              (48,000)           (2,000)        (143,000)           (9,000)
                                                   ---------------   --------------   ---------------   --------------

    Net income (loss) attributable to
     common shares                                      ($99,000)         $158,000      ($5,315,000)         $697,000
                                                   ===============   ==============   ===============   ==============

    Net income (loss) per common share:                   ($0.01)            $0.01           ($0.40)            $0.05
                                                   ===============   ==============   ===============   ==============

    Weighted average common shares
     and equivalents outstanding:                      13,124,821       14,630,048        13,124,821       14,286,653
                                                   ===============   ==============   ===============   ==============


See  the   accompanying   notes  to  these   condensed consolidated financial statements.



                                                      ORYX TECHNOLOGY CORP.
                                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                                           (UNAUDITED)


                                                                             Nine Months Ended November 30,
                                                                       ----------------------------------------
                                                                       -----------------     ------------------
                                                                             1997                  1996
                                                                       -----------------     ------------------
     Cash flow from operating activities:
      Net  income (loss)                                                    ($5,172,000)              $706,000
     Adjustments to reconcile net income (loss)
          to net cash used in operating activities:
        Equity in losses of investee                                                  -                 20,000
        Gain on sale of investment                                           (1,383,000)                     -
        Depreciation and amortization                                           744,000                376,000
     Changes in assets and liabilities:
          Accounts receivable, net                                            1,625,000               (538,000)
          Inventories                                                           521,000             (1,482,000)
          Other current assets                                                 (337,000)               128,000
          Other assets                                                          108,000               (158,000)
          Accounts payable                                                     (429,000)              (447,000)
          Accrued liabilities                                                   127,000                614,000
                                                                       -----------------     ------------------
         Net cash used in operating activities                               (4,196,000)              (781,000)
                                                                       -----------------     ------------------

     Cash flows from investing activities:
      Proceeds from disposition of assets                                       145,000                      -
      Capital expenditures                                                     (487,000)           (1,357,000)
      Investment in other                                                             -               (27,000)
      Net proceeds from sale of shares of an investment                       1,383,000                      -
                                                                       -----------------     ------------------
         Net cash provided by (used in) investing activities                  1,041,000            (1,384,000)
                                                                       -----------------     ------------------

     Cash flows from financing activities:
      Repayment of bank line of credit                                                -              (352,000)
      Repayment of notes payable to stockholders                                      -              (400,000)
      Proceeds from issuance of Common Stock/Warrants, net                      693,000             1,641,000
      Proceeds from borrowings                                                  918,000                     -
      Payment of preferred stock dividend                                        (1,000)               (9,000)
      Repayment of long-term debt and capital lease obligations                (778,000)           (1,071,000)
      Other                                                                       4,000                     -
                                                                       -----------------     ------------------
                                                                       -----------------     ------------------
        Net cash provided by (used in) financing activities                     836,000              (191,000)
                                                                       -----------------     ------------------

     Net decrease in cash and cash equivalents                               (2,319,000)           (2,356,000)

     Cash and cash equivalents at beginning of period                         3,080,000             3,939,000
                                                                       =================     ==================

     Cash and cash equivalents at end of period                                $761,000            $1,583,000
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

The financial information for the periods ended November 30, 1997, and 1996 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company at November 30, 1997, and the results of its operations and its cash flows for the three and nine month periods ended November 30, 1997 and 1996.

NOTE  2- STOCKHOLDERS EQUITY

In November 1997, the Company's subsidiary SurgX sold 333,333 common shares or 3.2% of its then outstanding common shares to a third party for proceeds, net of issuance costs, of $485,000. The Company recorded the proceeds as an increase to additional paid-in capital.


NOTE 3 - INVENTORIES

The components of inventory were as follows:


                         November 30, 1997              February 28, 1997
                        -------------------            -------------------
Raw materials                    $2,600,000                    $ 3,090,000
Work-in-process                     185,000                        153,000
Finished Goods                    1,489,000                      1,552,000
                        ===================            ===================
                                 $4,274,000                    $ 4,795,000
                        ===================            ===================


NOTE  4 - NET INCOME (LOSS) PER SHARE

Shares used in the computation of net loss per share for the three and nine month periods ended November 30, 1997 were determined using the treasury stock method. Under the treasury stock method, net income (loss) per common and common equivalent share is computed using the weighted average number of shares and equivalents outstanding during the respective period. Common stock equivalents were excluded from the calculation of loss per share for the three and nine months ended November 30, 1997 as their effect was antidilutive.

Shares used in the computation of net income per share for the three and nine month periods ended November 30, 1996 was determined using the modified treasury stock method. Under the modified treasury stock method, certain adjustments can occur with respect to both weighted average shares and net income amounts utilized in the calculations of earnings per share. The modified treasury stock method can result in different earnings per share than those calculated using the treasury stock method. Under the modified treasury stock method, all weighted average common equivalents are assumed to be exercised, and the resulting proceeds are applied in steps. First, stock is assumed to be repurchased up to a maximum of 20% of the actual outstanding shares. Net income is then adjusted to reflect the after tax effect of using the remaining proceeds to acquire U.S. government securities. Common stock and common stock equivalents for the three and nine month periods ended November 30, 1996 included shares issuable under stock options and warrants outstanding and shares issuable upon conversion of preferred stock. Additionally, net income in the calculation of earnings per share for the three and nine month periods ended November 30, 1996 includes an adjustment to reflect the earnings attributable to holders of dilutive securities in subsidiaries of the Company.

NOTE  5 - NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement will be effective for the Company's fiscal year ending February 28, 1998. Under SFAS No. 128, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. SFAS No. 128 will require the retroactive restatement of all previously reported amounts upon adoption. Had the Company applied the provisions of SFAS No. 128 during the interim periods presented herein, basic earnings per share for the three and nine months ended November 30, 1996 would have been $0.02 and $0.07, respectively, and dilutive earnings per share for those periods would have been equivalent to primary earnings per share. Earnings per share reported for the three and nine months ended November 30, 1997 would not have changed under SFAS No. 128.

NOTE 6- BORROWINGS

Under the Company's Revolving Account Transfer and Purchase Agreement (the "Facility") which was executed in May 1997 with a financial institution (the "Lender"), the Company sells all trade accounts receivable and has the option to draw advances up to 85% of eligible accounts up to $4,000,000. Accordingly, accounts receivable at November 30, 1997 were due from the lender under the Facility.

To the extent that advances are drawn against eligible outstanding accounts receivable, the Company reduces the balance of accounts receivable. The Company must pay interest on said advance in the form of a discount equal to the lender's base rate plus 3.5% per annum. At November 30, 1997, advances drawn against outstanding eligible accounts receivable under the Facility totaled $ 1,194,000.

Under the Company's Inventory Line of Credit, which was executed in May 1997, the Company has the ability to borrow up to 40% of eligible inventory. At November 30, 1997, the Company had $918,000 outstanding under the Inventory Line of Credit.

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

    Segment/Subsidiary                     Businesses

    Oryx Power Products Corporation      - Power Conversion Products
                                         - Contract Manufacturing

    Oryx Instruments and Materials       - Material Analysis and Test Equipment
    Corporation                          - Specialized Materials
                                         - Contract R&D

    SurgX Corporation                    - Surge Protection Components

Results of Operations

For the quarter ended November 30, 1997, revenues decreased by $3,094,000 or 43% from $7,204,000 for the quarter ended November 30, 1996, to $4,110,000 for the quarter ended November 30, 1997. Revenues for the nine months ended November 30, 1997 decreased $7,171,000 or 34% from $20,982,000 for the nine months ended November 30, 1996 to $13,811,000 for the nine months ended November 30, 1997. The decrease in revenues for both periods, partially offset by increases in sales of the Company's test equipment and specialized materials, was primarily attributable to the termination of shipments of a power supply product to Pitney Bowes. Revenues from the sale of this power supply to Pitney Bowes for the three month and nine month periods ended November 30, 1996 , accounted for 56% and 50% of total consolidated revenue, respectively compared to 0% and 1% of total consolidated revenue for the three and nine months ended November 30, 1997. The Company anticipates a modest increase in revenues in the fourth quarter as compared with third quarter of fiscal 1998. However, there can be no assurances that the Company will be able to achieve growth in quarterly revenues or even maintain current quarterly revenue levels . The Company expects revenues for fiscal year 1998 to be lower than those for fiscal year 1997 .

The Company's gross profits decreased from $2,641,000 for the quarter ended November 30, 1996, to $780,000 for the quarter ended November 30, 1997, representing a decrease of $1,861,000 or 71%. Gross profit decreased by $5,263,000 or 72% from $7,360,000 for the nine months ended November 30, 1996 to $2,097,000 for the nine months ended November 30, 1997. The decrease in gross profit for both periods, partially offset by increases in gross profits from increased sales of test equipment and specialized materials, was principally attributable to the reduction in shipments to Pitney Bowes.

Marketing and selling expenses increased from $ 479,000 for the quarter ended November 30, 1996, to $510,000 for the quarter ended November 30, 1997, representing an increase of $31,000 or 6%. Marketing and selling expenses increased by $166,000 or 12% from $1,356,000 for the nine months ended November 30, 1996 to $1,522,000 for the nine months ended November 30, 1997. The increase in both periods was due to increased sales and marketing activities associated with the Company's TTS 2000 Process Monitoring Tool, partially offset by lower wages and marketing expenses in the Company's Power Products subsidiary.

General and administrative expenses decreased from $1,379,000 for the quarter ended November 30, 1996, to $900,000 for the quarter ended November 30, 1997, representing a decrease of $479,000 or 35%. General and administrative expenses increased by $54,000 or 2% from $3,244,000 for the nine months ended November 30, 1996 to $3,298,000 for the nine months ended November 30, 1997. The decrease in general and administrative expenses for the three months ended November 30, 1997 was primarily attributable to lower professional service fees and headcount reductions The increase in general and administrative expenses for the nine months ended November 30, 1997, was primarily due to increases in costs associated with the Company's objective of developing each subsidiary's individual infrastructure.

Research and development  expenses  increased from $616,000 in the quarter ended
November 30, 1996, to $691,000 for the quarter ended November 30, 1997, representing an increase of $75,000 or 12%. Research and development expenses increased $1,697,000 or 88% from $1,927,000 for the nine months ended November 30, 1996 to $3,624,000 for the nine months ended November 30, 1997. Development funding, which offsets research and development expenses was $510,000 and $540,000 for the three month and nine month periods ended November 1997, respectively, compared to $520,000 and $876,000 for the three month and nine month periods ended November 1996, respectively. Research and development spending increased for both periods as a result of continued developmental efforts with respect to diagnostic test equipment and surge protection devices being undertaken primarily in the form of increased headcount, outside professional services and prototype material cost.

During the third quarter ended November 30, 1997, the Company sold 2,000,000 Series A Preferred shares of DAS Devices, Inc. for a total consideration of $1,400,000 resulting in a gain of approximately $ 1,383,000.

Operating losses are anticipated to continue through at least the fourth quarter of fiscal 1998 and there can be no assurance that any anticipated growth in quarterly revenues or improvements in gross profits and cost reductions will be realized in the fourth quarter or in any future period.

The provision for income taxes of $19,000 for the three months ended November 30, 1997 and $42,000 for the nine months ended November 30, 1997 is based upon the annual estimated state franchise taxes and foreign tax provisions. No provision for federal income taxes was provided because of anticipated losses for fiscal year 1998.

Liquidity and Capital Resources

The Company's working capital decreased by $4,557,000 from a surplus of $6,514,000 at February 28, 1997 to a surplus of $1,957,000 at November 30, 1997, primarily as a result of operating losses. The ratio of current assets to current liabilities was 2.30:1 at February 28, 1997 and 1.36:1 at November 30, 1997.

Cash and cash equivalents decreased by $2,319,000 from $3,080,000 at February 28, 1997 to $761,000 at November 30, 1997. The decrease in cash was attributable to cash used in operations of $4,196,000 resulting from the Company's net loss offset by non-cash items, working capital changes and utilization of the Facility under which the Company had received advances against eligible accounts receivable of approximately $1,194,000. In addition to operating activities, financing and investing activities provided $1,877,000 of net proceeds from the sale of DAS Device securities, the sale of approximately 3% of the outstanding securities of the Company's SurgX subsidiary, and utilization of the Company's Line of Credit. Available borrowing capacity under the Inventory Line of Credit and the Facility totaled $ 1,095,000 at November 30, 1997.

The Company anticipates operating losses to continue through the end of this fiscal year and is currently exploring a number of alternatives to improve the Company's liquidity position including, but not limited to, cost reduction measures, asset or technology sales and potential debt or convertible preferred private placement offerings. Although management believes that sufficient funding and/or cost saving alternatives exist, there can be no assurance that such transactions or measures can be effected in time to meet the Company's needs, or at all, or that any funding transactions will be offered on terms acceptable to the Company.

                                     PART II

                                OTHER INFORMATION


Item 3.  Other Information

In November 1997, the Company moved its corporate operations into the facility of its SurgX subsidiary located at 1100 Auburn Street, Fremont, California 94538.

Item 4.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.     Description of Document

                  11.1            Schedule of Computation of Earnings Per Share
                  27.1            Financial Data Schedule

         (b)      Reports on Form 8-K

                  During the quarter ended November 30, 1997, the Company filed no Current Reports on Form 8-K.
































                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                ORYX TECHNOLOGY CORP.

Dated: January  14, 1998        By:  /s/ Philip J. Micciche
                                     ----------------------
                                     Philip J. Micciche
                                     Principal Executive Officer





                                     /s/ Mitchel Underseth
                                     ----------------------
                                     Mitchel Underseth
                                     Principal Financial and Accounting Officer