Form 10KSB
period 1998-02-28
ORYX TECHNOLOGY CORP
filed 1998-05-29
CIK 915355

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.   20549

                                     FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended February 28, 1998

                                          OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
                               ---------------    ---------------

                     Commission file number   1-12680
                                            ---------------

                                ORYX TECHNOLOGY CORP.
--------------------------------------------------------------------------------
             (Name of Small Business Issuer as specified in its charter)

           Delaware                                              22-2115841
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1100 Auburn Street, Fremont, California                            94538
-----------------------------------------------                  ----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's Telephone Number, including area code:  (510) 492-2080
                                                    ------------------
     Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
    Title of each class                  On which registered
    -------------------                  -------------------

Common Stock, $.001 par value           NASDAQ/Pacific Exchange
-----------------------------           ------------------------
Common Stock Purchase Warrants          NASDAQ/Pacific Exchange
------------------------------          ------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                        None
--------------------------------------------------------------------------------
                                   (Title of class)

--------------------------------------------------------------------------------
                                   (Title of class)

     Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
                                        ---

     Issuer's revenues from continuing operations for its most recent fiscal year were $8,449,000.

     As of May 15, 1998, 13,124,821 shares of Common Stock and Preferred Stock convertible into 52,515 shares of Common Stock of Registrant were outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of Registrant, based on the average of the closing bid and asked prices on April 30, 1998: $1 and $1-1/32 quoted by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), was approximately $12,543,561.(1)

     13,124,821 shares of the Company's Common Stock were outstanding as of April 30, 1998.

     Transitional Small Business Disclosure Format (check one):
Yes       No  X
    ---      ---


                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.




-------------------
     (1) For purposes of this Report, shares held by non-affiliates were determined by aggregating the number of shares held by officers and directors of the Registrant, and by others who, to Registrant's knowledge, own 5% or more of Registrant's Common Stock including shares of Preferred Stock convertible into Common Stock, and subtracting those shares from the total number of shares outstanding. The price quotations supplied by NASDAQ represent prices between dealers and do not include retail mark-up, mark-down or commission and do not represent actual transactions.

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


                                       PART I

                                       BUSINESS

Item 1.   DESCRIPTION OF BUSINESS

Introduction

     Oryx Technology Corp. ("Oryx" or the "Company") restructured its operations during fiscal 1998. Through fiscal 1998, the Company designed, manufactured and marketed specialized components, analytical equipment and instrumentation products for original equipment manufacturers ("OEMs") in the information technology industry. This industry includes office equipment, computers, telecommunications and consumer electronics. During fiscal 1998, the Company operated three majority owned subsidiaries, as depicted below, focusing in three distinct market segments: (i) power conversion products (Oryx Power Products Corporation), (ii) electrical surge protection products (SurgX), and (iii) materials analysis and test equipment and specialized materials products (Oryx Instruments and Materials Corporation). During fiscal 1998 the Company embarked upon a major restructuring program which resulted in the sale on February 27, 1998 of the test equipment portion of the business of Oryx Instruments and Materials Corporation ("Instruments and Materials") and the sale on March 2, 1998 of substantially all of the assets of Oryx Power Products Corporation.

                       -----------------
                      | Oryx Technology |
                      |       Corp.     |
                       -----------------
                               |
          --------------------------------------------
         |                     |                      |
  ----------------     -----------------     ------------------
 |      Oryx      |   |       SurgX     |   | Oryx Instruments |
 | Power Products |   |    Corporation  |   |   and Materals   |
 |   Corporation  |   |                 |   |    Corporation   |
  ----------------     -----------------     ------------------

  -  Power Conversion   -  Surge Protection     -  Instruments (Test Equipment)
     Products              Components           -  Specialized Materials
  -  Contract Manufacturing                     -  Contract R&D


     Effective with the 1999 fiscal year (ending February 28, 1999), the Company has now restructured itself as a materials based business. Today, Oryx designs, licenses and sells its proprietary technologies to provide electrostatic discharge (ESD) protection and to coat materials used in the disk drive industry (with Intragene, a patented process, and other ceramic metallization and joining system products).

                  -----------------
                 | Oryx Technology |
                 |       Corp.     |
                  -----------------
                          |
              ---------------------------
             |                           |
      ---------------          -------------------
     |   Materials   |        | SurgX Corporation |
     |   Division    |        |                   |
      ---------------          -------------------

     -  Specialized Materials      -  Surge Protection
     -  Contract R&D                  Components

     Oryx' customer base for its current product lines includes the following
OEMs: Akashic Memories, Cooper/Bussmann Corporation ("Bussmann"), DAS Devices Inc., IBM Corporation, Read Rite Corp., Seagate Technology, Inc., Trace Storage Technology Corp., and Western Digital Media Corporation. The Company currently plans to market its existing product lines to these and other OEMs during fiscal 1999. The Company has also undertaken research programs with the Department of Defense ("DoD") and plans to pursue further joint research programs with major companies in or supporting the information technology industry.

     The Company's predecessor, Advanced Technology, Inc. ("ATI"), was incorporated on April 21, 1976 in New Jersey. On July 25, 1993, ATI formed the Company as a wholly-owned Delaware subsidiary, and on September 29, 1993, ATI merged into the Company.

SURGX CORPORATION

     SurgX Corporation ("SurgX") is currently the principal subsidiary through which the Company designs, manufactures and sells its surge protection technology. The underlying technologies developed by SurgX are licensed exclusively to two licenses, Bussmann, a division of Cooper Industries ("Bussmann") and Iriso, a Japanese connector manufacturer. Products manufactured by these licensees utilizing SurgX's proprietary technology, are sold to OEMs in the computer and electronics industries to provide protection against ESD events through connectors and discretes at the printed circuit board level.

     BACKGROUND

     As the information technology industry increases capacity, speed and performance, it is simultaneously moving toward faster circuit performance, smaller chip geometries and using lower operating voltages. These developments have been accompanied by increases in both product susceptibility to failure from over-voltage threats as well as more widespread incidences of such threats. Failure to address these problems can result in the destruction of chips and circuitry. These threats can originate from inside or outside the products and can arise from such factors as human body electrostatic discharge, induced lightning effects, spurious line transients and other complex over-voltage sources. During the last decade, new products emerged to address this need to protect integrated circuits from ESD. Related specialized products range from wrist straps worn by electronics assembly workers, to special anti-static packaging of both components and sub-assemblies and on board level protection devices such as diodes, varistors and other surge protection devices.

     The global market for all surge protection devices is predicted to reach $1.9 billion in calendar 1998, and is comprised of some mature devices such as gas discharge tubes, varistors, "TVS" (transient voltage suppression), diodes and thyristors. The key markets using surge protection devices and technologies are telecommunication, automotive and computers. Sales of surge protection devices are split between 40% for varistors, 40% for diodes, and 20% for gas discharge tubes and surge resistor networks. Though proven for performance and reliability, each of these technologies has only a narrow range of application. In addition, none achieves the desired combination of high speed, elevated power handling capability, low clamping voltage and low capacitance. Furthermore, present conventional devices and methodologies are expensive for use on all signal lines on a given circuit board. The major suppliers for surge protection products include General Instrument Corp., Harris Semiconductor, Inc., Motorola Corp., Panasonic, Shinko, and Siemens Components, Inc.

     BUSINESS

     In 1993, the Company assembled a product design team for the development and manufacture of a family of specialized components designed to protect integrated circuits, integrated circuit modules, and assembled printed circuit boards. The Company completed preliminary prototypes of its SurgX-TM- products in fiscal 1995 with first production releases being shipped in beginning calendar year 1998.

     The proprietary SurgX technology for over-voltage protection is comprised of a specialized polymer formulation containing inorganic solids, metal particles and adhesion-promoting agents which can be tailored for use against surge threats with different voltage and power levels. The Company continues to optimize the electrical performance of the technology to stay abreast of the fast changing requirements of the industry. In 1996, the formulations designed in 1994 were modified to fit unique requirements of the Bussmann manufacturing process, and to improve response voltage performance.

     As part of its efforts to establish brand name recognition for its SurgX product line, the Company intends to register unique names for its products with different applications. For instance, the trademark SurgX-TM- was registered with the US Patent and Trademark Office on March 17, 1998. The company is in the process of filing statements for SurgTape-TM- which are due by July 20, 1998. SurgTape-TM- should be registered two months thereafter. The SurgAid-TM-trademark registration, intended for use on SurgTape-TM- labels for ESD protection of flex circuit applications was abandoned in 1998 and replaced with SurgFlex-TM-. The company will start the trademark application process for SurgFlex-TM- in May 1998. In 1997, SurgX filed a service mark application for the SurgX logo design which was favorably received by SurgX customers.

     The original two patents filed by the company in 1995 on manufacturing processes, methods of making the SurgX compositions, materials and on devices have been divided up by the patent office into 11 different inventions for filings as individual patents. To date three of these patents have been filed and a fourth is drafted for filing. In May 1998, the company received notice from the Patent Office that the patent on the method of manufacturing has been approved and will issue in August 1998. In 1997, foreign filings were initiated in 10 countries plus Europe on the two original patents. Except for the grant of both applications by Singapore, all of the foreign patents are in process. A third patent on surface mount devices and connector component designs was filed in the US in 1996, and in Europe in 1997. In 1998, two additional patents on overvoltage protection inside the IC package were prepared for filing. As SurgX products are commercialized, the company plans to review for filing the relevant invention disclosures from 1996 and 1997. These disclosures cover significantly proprietary art in devices, processes and materials.

     SurgX's approach to the market had consisted of two parallel paths. The first product group was based on board-level ESD protection, incorporating SurgX's liquid polymer-based material into discrete ESD protection devices. These products are now being produced and sold in limited quantities by Bussmann and IRISO. The second product group, SurgTape, was intended to provide on-chip protection by placing SurgX-based tape inside the IC package on the leadframe. This product has not been commercially developed and development efforts have been shifted to develop SurgTape for use in board level protection by applying it on discrete ESD protection devices.

     The Company is directing substantially all of its development effort to achieve lower response voltage performance and cost reductions in manufacturing and packaging processes for the board level protection product. It is the Company's belief that if these improvements can be realized, it will expand the number of markets which SurgX's technology can address. Efforts to develop SurgTape for on-board level protection and laser machining techniques are methods the Company is pursuing to achieve these objectives. However, there can no assurances these technologies can be commercially developed or that customers will accept these products as solutions for ESD protection.

     The discrete diode is the primary market addressed by SurgX. This market is forecast to be approximately $700 million in 1998 with a growth rate predicated between 9% to 10% annually. To a lesser extent, SurgX will seek to participate in the varistor market, approximately the same size as the diode segment. The low capacitance requirement of ESD protection devices in many circuit designs will provide the initial entry into this market segment. With further product development, SurgX intends to address the larger, overall ESD protection market.

     SurgTape was conceived as an inexpensive, on-board surge protection device for direct installation into the IC package. Due to inconclusive initial development trials, insufficient funding and the need to develop a more easily manufacturable version of SurgTape-TM- as an improved alternative to current board-level protection techniques, efforts to develop SurgTape-TM- for on-chip protection have been suspended. Management believes that the development of low cost, small size, and easy to use SurgTape-TM- or variation of SurgTape-TM-, for application inside the integrated circuit package remains a viable alternative to existing ESD protection devices; however, given the Company's resource constraints, the Company will continue this development effort only if technology improvements are realized and development funds are available. There can be no assurance that SurgX will be able to raise development funding, that SurgTape can be commercially developed, or that IC manufacturers will embrace this technology and replace or supplement existing on-chip ESD protection devices with SurgTape-TM-.

     PRODUCTS AND DISTRIBUTION

     In fiscal year 1996, a strategic review of the SurgX business was undertaken as part of the Company's overall business review. The Company determined that it would be more efficient to establish a relationship with an experienced corporate partner who could provide the necessary high volume manufacturing and distribution channels.

     In fiscal year 1997, an exclusive, world wide (except for Japan) license was granted to Bussmann for the manufacture and marketing of SurgX surface mount and connector array components. In consideration for this license, Bussmann paid $750,000 in development funding, and, subject to terms of the license agreement, will pay royalties for approximately 11 years to SurgX based upon Bussmann's sales of surface mount components and connectors. In September of 1997, this license agreement was amended, extending the term of the agreement to 20 years, granting the rights to Bussmann for SurgTape for board-level ESD protection and providing SurgX with

$1,700,000 (in the form of non-refundable minimum royalties) of funding for the development and commercialization of SurgTape. If SurgTape is successfully commercialized, this product will be marketed by Bussmann under the SurgX trademark.

     Bussmann is a leading manufacturer of fuses, and, prior to entering the license agreement with SurgX, was seeking new circuit protection technology. Bussmann's target market for SurgX is the rapidly growing electronics market. Since the signing of the license agreement in July 1996, Bussmann has taken on the manufacturing of SurgX components using liquid SurgX manufactured by SurgX and the product launch with the Bussmann sales and marketing organization was initiated in early calendar year 1998 with limited quantities currently being shipped.

     In November 1997, Iriso made an equity investment of $500,000 in SurgX in exchange for an ownership interest of approximately 3%. In conjunction with this equity investment, Iriso received a 15 year co-license to manufacture and sell the Company's SurgX technology for board level ESD protection exclusively in Japan. These products will be marketed under the SurgX trademarks. Iriso is currently providing samples to prospective customers and plans the market launch of SurgX surface mount and connector components in mid calendar year 1998.

     In fiscal 1997, SurgX entered into two SurgTape milestone-based product development agreements with two manufacturers of integrated circuits. While SurgX completed the electrical proof of concept milestone with one such manufacturer, the Company was unable to repeat this success with the second manufacturers. Subsequently, these manufacturers did not commit additional funding for any further development and substantially all development efforts for SurgTape for on-chip protection have been abandoned. The two manufacturers who funded the initial development expressed interest in testing and evaluating SurgTape when the performance and design parameters are improved to the levels required by their proprietary integrated circuits and their package requirements.

     After development efforts for the board level protection products are successfully completed, management will renew efforts to investigate new development contracts for on-chip protection with integrated circuit manufacturers. However, there can be no assurance that SurgX will be able to consummate any of these relationships, that any such relationship will be on commercially advantageous terms to SurgX, or that any of the products will be ultimately developed.

ORYX INSTRUMENTS AND MATERIALS CORPORATION

     Prior to February 27, 1998 Oryx Instruments and Materials Corporation ("Instruments and Materials") designed, manufactured and marketed test equipment, specialized materials and electromagnet systems for the hard disk drive and semiconductor industries. On February 27, 1998, a third party acquired 8,000,000 shares of Class A Common Stock of Oryx Instruments and Materials Corporation for a purchase price of $500,000. As part of the sale transaction, Oryx Instruments and Materials then redeemed 8,000,000 shares of the Company's 10,000,000 share holdings of Class A Common Stock for an aggregate price of $1,500,000. Terms of the 8,000,000 share stock redemption include $500,000 paid on the closing, and $333,000 payable on February 27, 1999 and $667,000 payable on February 27, 2000, memorialized via a promissory note and stock pledge agreement. As part of the sale, Oryx Instruments & Materials distributed all the assets and liabilities of the Materials business segment and certain other assets of Instruments business segment to the Company. The Company retains an ownership interest of 19.9% in Instruments and Materials.

     MATERIALS BUSINESS UNIT BACKGROUND

     The Company currently owns and operates the former materials division of Instruments and Materials. This division offers specialized materials assemblies based upon the patented Intragene-TM- ceramic metallization and joining system.

     The materials division product line consists of Intragene-TM--based sputtering target assemblies and electromagnent systems. The sputtering target assemblies have been sold into the rigid disk market since 1986 and are considered one of the most reliable such assemblies in the market today.

     Sputtering target assemblies are manufactured by materials companies and sold to end-users as source materials for coating other materials via a vacuum based process called sputtering. Sputtering is employed as the primary method for depositing thin film functional and protective layers on rigid magnetic media (hard disks), as well as in many semiconductor manufacturing operations. Once a target is made, it must usually be incorporated into the sputtering apparatus by joining it to a backing plate to make sound electrical, thermal and mechanical contact. The bonding of a target to the backing plate, which is usually made of copper, forms what is known as the "bonded target assembly."

     The materials division manufactures these high quality sputtering target assemblies based primarily on its patented Intragene-TM- metal to non-metal and metal to metal joining process. The Intragene-TM- process is a proprietary methodology developed by metallurgists and materials scientists at the Company and has been granted six U.S. patents as well as national phase patents based on two European patent applications and three Japanese patents. The Intragene-TM-process facilitates the ability to metallize, solder or braze a wide range of engineering ceramics, graphite and refractory metals. The materials division also manufactures electromagnet systems which produce very accurate and high level electromagnet fields. These products are sold to magnetic recording head manufacturers who often utilize these systems for wafer plating.

     The materials division employs personnel with extensive backgrounds in engineering materials and joining. This has allowed it to develop several approaches to bonding brittle solids of low to intermediate thermal expansion to typical high-expansion backing plate materials such as copper and aluminum. The Company's experience in assembly, design and stress reduction, combined with the ability to produce bonded target assemblies, has enabled it to become a supplier of such products selling directly to the thin-film magnetic media manufacturers.

     The materials division's primary customers of the bonded targets are Fuji Electric, Hyundai Electronics America (Max Media Corp.), Seagate Recording Media, Inc. (formerly, Conner Peripherals and Seagate Magnetics), StorMedia Corporation, Trace Technology, and Western Digital Media Corporation. Materials' primary customers for the materials division's electromagnet system are DAS Devices Inc, and Read Rite Corp.

      The materials division derives substantially all of its revenue from rigid magnetic media manufacturers. During the fourth quarter of fiscal 1998 the disk drive industry experienced a significant slow down which had a direct impact on the Company's sales. Demand for bonded sputtering target assemblies continues to be suppressed as world-wide demand for rigid magnetic media are at low levels. Management currently believes that demand for product will increase toward the end of fiscal 1999 as the disk drive industry itself recovers.

     Magnetic media manufacturers are presently working on new technologies which could significantly reduce the demand for the Company's sputtering target assemblies. Currently, magnetic media manufacturers are exploring Chemical Vapor Deposition ("CVD") techniques as alternatives to the sputtering target assembly due to expected superior product performance and reduced cost. The company is exploring the feasibility of being a supplier of this new technology as well as offering new synergistic products to its current customer base. There can be no assurances that the Company will be able to develop and supply new products or that its current products will not be rendered obsolete by new technologies.

     The Company's operations in the ESD and materials businesses have been partially funded through government contracts.

     The Company has also undertaken research programs with the DoD, and has been the recipient of four Phase I and two Phase II SBIR (Small Business Innovative Research) contracts from NASA, two Phase I contracts from the DoD, and one Phase I contract from the National Science Foundation during its 1992-1997 fiscal years, most of which involve applications of its Intragene-TM-and related core technology. The contracts represent grants totaling over $2 million.

     The Company recently was awarded two Phase II SBIR research and development contracts. One such contract with the US Army Tank Automotive Comma in Warren, Michigan, is valued at $600,000 and is for development of impact absorbing materials. The other, from BMDO, monitored through the Office of Naval Research, is geared toward the development of a fabrication protocol for the high volume manufacturing of the Company's SurgX devices for ESD surge suppression. This contract is valued at approximately $1.5 million with one-half being provided as matching funds from Oryx or partner companies.

ORYX POWER PRODUCTS CORPORATION (DISCONTINUED OPERATION)

     Oryx Power Products Corporation ("Power Products") designed, manufactured and marketed custom and standard AC/DC switching power supplies and high density DC/DC power conversion products for various electronics products, and provided contract manufacturing services to OEMs. On March 2, 1998, Oryx's Power Products business was sold in its entirety through a disposition of substantially all of its assets and liabilities to Todd Power Products.

REGULATION AND ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances. The Company believes that its facilities and practices for controlling and disposing of the limited amount of waste and potentially hazardous materials it produces comply with applicable environmental laws and regulations. The development of any additional manufacturing operations by the Company may require the Company to comply with government regulations designed to protect the environment from wastes and emissions and from hazardous substances, particularly with respect to the emission of air pollutants, the discharge of cooling water, the disposal of residues and the storage of hazardous substances. The extent of government regulation which might result from any future legislation or administrative action cannot be accurately predicted.

PATENTS AND PROPRIETARY RIGHTS

     Proprietary protection for the Company's products, processes and know-how is important to its business. The Company currently has numerous patents issued and in process. The Company's policy is to file patent applications to protect its technology, inventions and improvements as soon as practicable. The Company also relies upon trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position.

     The Company owns and will maintain six patents, which are associated with the Intragene process. The Intragene patents expire in 1999 and 2000. The Company plans to file improvement patent applications which may effectively broaden proprietary protection. There can be no assurances, however, that such improvement patent applications will be granted. The Company does not believe that the expiration of such patents will have a materially adverse effect on its competitive position relative to the marketing of its ceramic metallization and bonding system products.

EMPLOYEES

     As of April 30, 1998, the Company employed 17 people on a full-time basis. Included among full time employees are 2 executive officers, 2 managers and executive personnel, 4 engineering personnel, 3 administrative personnel and 6 manufacturing personnel. The Company's employees are not covered by any collective bargaining agreements, and the Company believes its employee relations are satisfactory.

                                     RISK FACTORS

     HISTORY OF UNPROFITABILITY; SUBSTANTIAL RECENT OPERATING LOSSES AND ACCUMULATED DEFICIT

     Since its initial public offering in April 1994, the Company has not been profitable on a quarterly or annual basis except for the quarters ended May 31, 1996, August 31, 1996 and November 30, 1996. At February 28, 1998, the Company had an accumulated deficit of $17,384,000. The Company expects that it will not be profitable for the fiscal year ending February 28, 1999 and there can be no assurance that the Company will be profitable thereafter.

     RESTRUCTURING

     In fiscal 1998, the Company undertook substantial restructuring of its operations, such that the majority of the Company's activities may properly be deemed "developmental." In the course of selling various business units described above, the Company disposed of operations which had accounted for a substantial majority of its revenues. While the Company believes that this downsizing will substantially reduce its losses and enable it to focus on key strategic businesses, the actual impact cannot be certain. In the absence of increased sales from its remaining businesses, and key technology developments, such restructuring may have sharply reduced the Company's revenues while not yet creating opportunities to offset the lost revenues.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased from $7,406,000 at February 28, 1997 to $1,501,000 at February 28, 1998 primarily due to operating losses. The Company's ratio of current assets to current liabilities was 3.7:1 at February 28, 1997 and 1.6:1 at February 28, 1998. At February 28, 1998 the Company had $129,000 outstanding under its Inventory credit line related to continuing operations. In February 1998 and March 1998 the Company sold the business of its Power Products subsidiary and its majority interest in Instruments and Materials. These two actions substantially reduced the Company's on-going operating losses and provided sufficient capital to meet its current fiscal 1999 operating plan. However, in the event the Company does not meet its current operating plan and it requires additional equity or attempts to raise capital through an asset sale or development contract, there can be no assurance that such transactions can be effected in a timely manner to meet all of the Company's needs, or at all, or that any such transaction will be on terms acceptable to the Company or in the interest of its stockholders.

     RISKS OF NEW PHASE OF DEVELOPMENT

     During fiscal 1998, the Company amended its licensing agreement with Bussmann, in addition to other considerations, to fund $1,700,000 for continued development activities for SurgX's board level ESD protection technology. Prior to fiscal 1999, the Company has invested substantially in the development of its proprietary ESD surge protection. These funds were primarily exhausted in February 1998 and the Company revamped its development efforts to bring its operating costs in line with projected available funds. As a result of these steps, substantially all development activities related to on-chip ESD protection was halted. The Company believes it is employing adequate resources to support product enhancements for on-board ESD and will increase development efforts if development funds become available. To the extent additional development is required, there can be no assurance that the Company will be able to successfully raise the necessary development funds or that these enhancements can be commercialized or developed into financially viable businesses. Development results in the future will be influenced by numerous factors, including the availability of funding, technological developments by the Company, its customers and competitors, increases in expenses associated with product development, market acceptance of the Company's products, the ability of the Company successfully to control its costs of development, overhead and other costs, the capacity of the Company to develop and manage the introduction of new products, and competition.

     RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH; INTERNAL CONTROL
DEFICIENCIES

     In connection with the audit of fiscal year 1995, a reportable condition was identified with respect to the Company's record keeping for equity financing and share issuance transactions. In connection with the Company's audit for the fiscal year ended February 29, 1996, the Company's independent accountants identified a further reportable condition relating to physical inventory procedures specifically with regard to substantial adjustments that resulted from physical inventories taken during the fiscal year ended February 29, 1996. The resulting adjustments were reflected in the fiscal year 1996 financial statements. A reportable condition indicates that a material error or irregularity may occur in the Company's quarterly and year-end financial statements and may not be detected on a timely basis by the Company's employees, thereby possibly resulting in a misstatement of the Company's financial statements. Management has taken actions to resolve these conditions and there have been no reportable conditions for the period ended February 28, 1997 and February 28, 1998, respectively.

     SIGNIFICANT CUSTOMER DEPENDENCE

     The Company entered into two exclusive license agreements for use of its SurgX technology for ESD protection on discrete components and connector arrays. The Company receives a royalty equal to a percentage of each licensee's gross profit on sales of products utilizing the SurgX technology. While the Company has and will assist the licensees in their efforts to exploit this technology, the Company's future royalties are based solely upon the successful sales, marketing and manufacturing efforts of its licenses. While the license agreements contains minimum annual royalty payment requirements for the licenses to maintain their exclusive rights, there can be no assurances that the licenses will pay the minimum royalty or that these minimum payments will provide enough liquidity to continue to support the Company's operations. In the case of Bussmann, minimum royalty payments through 2001 have been satisfied to maintain exclusivity, and there can be no assurances that the Company will receive any royalty payments from Bussmann through this time period since Bussmann would have to be successful in selling products using SurgX to exceed the minimum royalty payments, and at present, such sales have not yet been material.

     RELIANCE ON THIRD PARTY MANUFACTURERS MAY DISRUPT OPERATIONS

     The Company relies on third-party manufacturers for the supply of substantially all key components for its products. In the case of the materials division, it relies on one supplier for its raw materials for sputtering target assemblies. While reliance on a single supplier, involves several risks, including without limitation, a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality, cost, and timely delivery of components, the Company believes its sole source arrangement has provided a lower cost, higher quality product then sourcing material from multiple sources. However, any inability to obtain adequate deliveries or any other circumstances that would require the Company to seek alternative sources of supply could lead to disruption of the operations of the Company, product deficiencies, unanticipated and fluctuating expenses, unpredictable revenues, and may have a material adverse effect on the Company's business and operations.

     TECHNOLOGICAL CHANGES AFFECTING PRODUCTS AND PRODUCT DEVELOPMENT RISKS

     The development design and manufacture of technology constantly undergoes rapid and significant change. The Company's success will depend upon its ability to maintain a competitive position with respect to its proprietary and other enhanced technology and to continue to attract and retain qualified personnel in all phases of its operations. The Company's business is, to a large degree, dependent upon the enhancement of SurgX's current technology. Critical to the Company's success and future profitability will be its capacity to improve these technologies. Product development and enhancement involve substantial research and development expenditures and a high degree of risk, and there is no assurance that the Company's product development efforts will be successful, will be accepted by the market, or that such development efforts can be completed on a cost-effective or timely basis, or that there will be sufficient funds to support development efforts. There can be no assurance that future technological developments will not render existing or proposed products of the Company uneconomical obsolete or that the Company will not be adversely affected by competition or by the future development of commercially viable products by others.

     QUARTERLY FLUCTUATIONS OF OPERATING RESULTS

     The Company's quarterly operating results have in the past been, and will in the future be, subject to significant fluctuation. The Company's operating results are impacted by numerous factors, such as, market acceptance of the Company's SurgX' products; Bussmann's continued marketing, sales and financial support of SurgX technology, containment of development costs, the level of activity of the disk drive industry, purchasing patterns of OEMs and other customers, delays in, or failure to receive, orders due to customer financial difficulties, and overall economic trends. In addition, customer orders may involve design in requirements, thus making the timing of customer orders difficult to predict and uneven. Any delay or failure to receive anticipated orders, or any deferrals or cancellation of existing orders, would adversely affect the Company's financial performance. The Company's expense levels are based in part on its expectations as to future revenues and, in particular, the successful launch of SurgX products by Bussmann and the recovery of the disk drive industry. The Company may be unable to adjust spending in a timely manner to compensate for any delay in product development, or revenue shortfall, or the recovery of the disk drive industry. Accordingly, operating results in any one quarter could be materially adversely affected by, among other factors, a failure to receive, ship or obtain customer acceptance of sufficient orders in that quarter and any weakening in demand for the Company's products or delays in acceptance of the SurgX's technology could have a material adverse effect on the Company's operating results.

     BACKLOG AND INVENTORY

     Backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales and operating targets for a quarter, which targets depend on the Company's shipping orders scheduled to be sold during that quarter. The terms of customer purchase orders generally provide that the customer may delay a substantial portion of the order with limited notice and with little or no penalty. The Company has experienced rescheduling in the past and expects that it will experience such changes in the future. Moreover, as the Company transitions to a licensing operation for the majority of its revenues, it will have far less direct control over shipments of products resulting in revenues to it, and hence, less visibility as to financial performance and projected earnings, if any. In such case, the Company will have to rely on the success of its licensees, Bussmann and Iriso, in selling products incorporating the Company's technology.

     COMPETITION

     The Company is engaged in certain highly competitive and rapidly changing segments of the electronic components industry in which technological advances, costs, consistency and reliability of supply are critical to competitive position. In addition, the competition for recruitment of personnel in the technologically-advanced manufacturing industry is continuous and highly intense. The Company competes or may subsequently compete, directly or indirectly, with a large number of companies which may provide products or components comparable to those provided by the Company. In addition, many present or prospective competitors are larger, better capitalized, more established and have greater access to resources necessary to produce a competitive advantage.

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

     On February 27, 1998 the Company entered into a financing arrangement which provided the Company with a six month bridge loan for an amount up to $1,000,000. In consideration for this loan, the Company issued warrants to purchase 174,546 shares of Common Stock at a per share price of $1.15. The Warrants are exercisable for a period of three years from the inception date of the bridge loan agreement.

     As a result of these and various other transactions previously entered by the Company, as of February 28, 1998, there were convertible securities and warrants and options of the Company currently outstanding for the conversion and purchase of up to approximately 6,838,648 shares of Common Stock. These represent significant additional potential dilution for existing stockholders of the Company. These underlying shares of Common Stock are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these derivative securities, there may be further dilution based on the price that the Company issues other securities in the future.

     VOLATILITY OF STOCK PRICE

     The market price of the Company's Common Stock has fluctuated substantially since the Company's initial public offering in April 1994. The Company believes that a variety of factors could cause the price of the Company's Common Stock to continue to fluctuate substantially, including, for example, announcements of developments related to the Company's business, liquidity and financial viability, fluctuations in the Company's operating results and order levels, general conditions in the industries served by the Company, the technology industry in general or the United States or worldwide economy, announcements of technological innovations, new products or product enhancements by the Company or its competitors, developments in patents or other intellectual property rights, and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years, the stock market in general and the market for shares of small capitalization stocks in particular has experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Securities and ability to obtain additional financing.


     AUTHORIZATION OF PREFERRED STOCK

     The Board of Directors is authorized to issue shares of preferred stock and to fix the dividend, liquidation, conversion, redemption and the rights, preferences and limitation of such shares without any further vote or action of the stockholders. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power of other rights of the holder of the Company's Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging and delaying or preventing a change of control of the Company. As of February 28, 1998, the Company had 4,500 shares of Preferred Stock outstanding with an obligation to pay dividends thereon at the rate of $0.25 per share. Although the Company has no present intention to issue any additional shares of its preferred stock, there can be no assurance that the Company will not do so in the future.

Item 2.   DESCRIPTION OF PROPERTY

      The Company presently operates its material business in two separate facilities and SurgX and Corporate have been consolidated into one building. On July 12, 1995, the Company entered into a lease agreement with SCI Limited Partnership, for 3,600 square feet of manufacturing space located in Fremont, California. The term of the lease is three years and lease payments are $3,510 per month including operating expenses. month, and the lease continues for a period of five years. On August 12, 1996, SurgX entered into an agreement with E.B.J. Partners LP to lease a 22,000 square foot facility in Fremont, California. The monthly rental fee is $18,151 and the term of the lease expires August 30, 2001. The Company also leases another smaller manufacturing space on a short term basis.

     Each of the properties described above is in satisfactory condition for the purpose for which it is used.

Item 3.   LEGAL PROCEEDINGS

     The Company knows of no material litigation or claims pending, threatened or contemplated to which the Company is or may become a party.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the Company's fiscal year ended February 28, 1998, no matters were submitted to a vote of security holders.

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

                      Common Stock               Warrants
                      ------------               --------
                    High        Low          High        Low
                    ----        ---          ----        ---
1997 Fiscal Year
----------------
1st Quarter         $3-11/16    $1-1/4       $2-11/16    $0-1/2
2nd Quarter         $4-1/16     $2-5/16      $3-5/8      $1-7/8
3rd Quarter         $3-3/16     $2-1/8       $2-19/32    $1-1/2
4th Quarter         $2-15/16    $2-1/16      $2-7/8      $1-9/16

1998 Fiscal Year
----------------
1st Quarter         $2-7/16     $0-3/4       $2-1/4      $1-3/32
2nd Quarter         $1-9/16     $0-13/16     $1-15/32    $0-3/16
3rd Quarter         $2-3/16     $1-1/8       $2          $0-3/4
4th Quarter         $1-17/32    $0-15/16     $1-13/32    $0-19/32

     On May 20, 1998, the per share closing price for the Common Stock was $1.31, and for the Warrants was $0.56.

     The Company's Common Stock and Warrants are also listed for trading on the Pacific Exchange under the symbols "ORYX" and "ORYXW," respectively. Prior to June 6, 1994, the Company's Units were also traded on the Pacific Exchange, at which time the Company requested withdrawal of the listing for the Units. On May 20, 1998, the closing sales prices for the Common Stock and Warrants, as reported on the Pacific Exchange were the same as on NASDAQ.

     As of April 30, 1998 the number of record holders of the Company's Common Stock and Warrants were approximately 107 and 12, respectively.

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


     BUSINESS SEGMENTS

     Through fiscal year 1998, the Company operated in three main business segments through its subsidiaries: Power Products, Instruments and Materials, and SurgX. In addition, a corporate segment included certain activities that were not directly related to any other operations. The businesses were segregated and operated separately. As noted above in Part I, during fiscal year 1998, the Company embarked upon a major restructuring program. This resulted in the sale on February 27, 1998 of most of the Company's majority interest in Oryx Instruments and Materials Corporation and the sale on March 2, 1998 of substantially all of the assets of Power Products Corporation. As part of the sale of its majority position in Instruments and Materials, the Company retained certain assets from Instruments and Materials relating to sputtering targets assembly. Management believes that the effect of these steps was to staunch the flow of losses of these subsidiaries to enable the Company to concentrate on its ESD protection business.


    Segment/Subsidiary                  Businesses
    ------------------                  ----------
    SurgX Corporation                   - Surge Protection Components
    Oryx Instruments and Materials      - Specialized Materials
    Corporation                           Assemblies
                                        - Contract R&D
                                        - Instruments (Test Equipment):
                                          Sold 2/27/98

    Discontinued Operation:
    Oryx Power Products                 - Power Conversion Products
    Corporation                         - Contract Manufacturing

     CONSOLIDATED RESULTS OF CONTINUING OPERATIONS

     For the fiscal year ended February 28, 1998, revenues from continuing operations increased $1,979,000 or 30.6% from $6,470,000 for the year ended February 28, 1997 to $8,449,000 for the year ended February 28, 1998. The growth in revenues was primarily attributable to increased shipments of the TTS-2000 process monitoring tool and sputtering target assemblies. Due to the sale of the Company's instruments business, revenue for the 1999 fiscal year will primarily be derived from the sale of sputtering target assemblies. Due to the downturn in the disk drive industry, fiscal year 1999 target assemblies revenues are anticipated to be lower than fiscal year 1998 levels of $4,678,000. The Company also anticipates that royalty revenue from its SurgX technology for fiscal year 1999 will be minimal since volume shipments from its licensees will not occur until the end of fiscal year 1999.

     The Company's gross profit increased $350,000 or 18.8 % from $1,865,000 for the fiscal year ended February 28, 1997 to $2,215,000 for the year ended February 28, 1998. Cost of sales as a percentage of revenues increased to 73.8% for the year ended February 28, 1998 from 71.2% for the fiscal year ended February 28, 1997. The increase in gross profit for the year ended February 28, 1997 was primarily attributable to reductions in manufacturing start-up costs at SurgX and increases in shipments of sputtering target assemblies.

     Operating expenses for the fiscal year ended February 28, 1998 increased $516,000 or 8.3% from $6,205,000 for the fiscal year ended February 28, 1997 to $6,721,000. This increase was primarily attributable to the funding of a development project to commercialize SurgTape-TM- for use in on-chip ESD protection. Due to inconclusive development results and the lack of available development funds from potential customers, the Company suspended this effort during the middle of the fiscal year 1998. In addition, the Company undertook further reductions in development expenditures at the end of the fiscal year 1998. These resulted primarily in reductions in head count and outside consulting services.

      Marketing and selling expenses increased $32,000 or 2.9%, from $1,109,000 for the fiscal year ended February 28, 1997 to $1,141,000 for the year ended February 28, 1998. This increase is attributable to applications development associated with the TTS-2000 process monitoring tool. The Company expects selling and marketing expenses to decrease dramatically during fiscal year 1999 since primarily all of the Company's sales and marketing activities will be carried out by SurgX's licensees.

     General and administrative expenses decreased $28,000 or 1% from $2,939,000 for the fiscal year ended February 28, 1997 to $2,911,000 for the
year ended February 28, 1998.   This decrease in general and administrative
expenses primarily reflects the Company's reduced use of outside consultants. The Company anticipates further reductions in general and administrative costs during fiscal year 1999 as the Company's new corporate structure will not require the same level of general and administrative support.

     Research and development expenses increased $512,000 or 23.7% from $2,157,000 for the fiscal year ended February 28, 1997 to $2,669,000 for the year ended February 28, 1998. The increase in expenses was attributable to costs associated with attempts to commercialize SurgTape-TM- for on-chip ESD protection. Since these efforts have been suspended, the Company expects research and development expenditures to decrease significantly in fiscal year 1999. In fiscal year 1998, SurgX recognized development funding of $1,307,000 received from third parties to assist in the development and commercialization of certain products, as an offset to its R&D expenses. This compares to $1,107,000 of development funding recorded in fiscal year 1997. The Company expects research and development expenses will be at lower levels in fiscal year 1999 than in fiscal 1998 due to the cancellation of the on-chip development program and recent cost reductions in general development expenditures. However, if development-funding contracts can be obtained, the Company will increase its research and development efforts to focus on alternative uses and additional market opportunities for the SurgX technology. SurgX is currently exploring various funding opportunities, however, there can be no assurances that SurgX will be able to secure additional development funding.

     Net interest expense increased $360,000 from $10,000 of interest income for the fiscal year ended February 28, 1997 to $350,000 of net interest expense for the year ended February 28, 1998, or 3,600%. This increase consisted of interest expense, loan origination fees and the fair market value of issued warrants attributable to obligations under the Accounts Receivable Batch Facility and Inventory Line of Credit executed May 1997 and the Bridge Loan Facility executed in February 1998.

     During fiscal year 1998, the Company recorded a $1,383,000 gain on the sale of part of its equity investment in DAS Devices, Inc. versus a recorded loss of $20,000 in fiscal year 1997. During fiscal year 1997, DAS Devices, Inc. completed a plan of recapitalization under new management involving the sale of additional securities which reduced the Company's ownership interest in DAS Devices, Inc. from 40% to approximately 5% on a fully diluted basis. During fiscal year 1998, the Company sold, to qualified private investors, 2,000,000 shares of its Series A Preferred Stock holdings in DAS Devices for $1,400,000. As of February 28, 1998 the Company retained ownership of 2,000,000 shares of Series A Preferred Stock and 800,000 shares of Common Stock of DAS Devices, Inc.

     During the 1999 fiscal year, the Company anticipates that it will experience additional operating losses. The Company anticipates that its materials business segment operating profits will not cover the operating losses of SurgX and corporate expenses although these expenses have been reduced. The Company anticipates being profitable in fiscal year 2000 as royalty revenue from its SurgX technology is expected to increase with its licensees shipping SurgX-TM- discrete devices and connectors in volume. However, there can be no assurances that the Company's licensees will be able to successfully launch SurgX-TM- products, that certain technology enhancements by SurgX currently under development, will be realized, or that target assemblies will not be rendered obsolete as a result of the adoption of new technologies by customers.


     SEGMENT RESULTS

                                  SURGX CORPORATION

                                                February 28,      February 28,
(dollars in thousands)                              1998              1997
--------------------------------------------------------------------------------
Revenues                                               $ 83               $ 36
Cost of sales                                              0               282
Operating Expenses                                     2,705             1,741
Development Funding*                                  (1,307)           (1,107)
                                                      ------            ------
*(Offset against R &D)
Operating Income (Loss)                              $(1,315)            $(880)
                                                      ------            ------
                                                      ------            ------

     Cost of sales for fiscal year ended February 28, 1997 represents the costs associated with establishing and testing the manufacturing process to sell SurgX material to Bussmann pursuant to a license agreement executed in fiscal year 1997 as well as the costs associated with the sale of specialized test equipment. Since start-up manufacturing costs were incurred in fiscal year 1997, and the Bussmann product launch was delayed until the beginning of fiscal year 1999, there were no costs of sales recorded in fiscal year 1998. The Company anticipates at the present time that there will be minimal, if any, costs of sale incurred in fiscal year 1999 attributable to SurgX-TM--based product.

     Operating expenses increased $964,000 or 55.4% from $1,741,000 for the fiscal year ended February 28, 1997 to $2,705,000 for the year ended February 28, 1998. The increase in operating expenses primarily reflects the costs associated with SurgX development efforts for on-chip ESD protection. As noted above, this development project was suspended during the 1998 fiscal year. During fiscal year 1998, SurgX received $1,307,000 in development funding from third parties compared to $1,107,000 of such funding in fiscal year 1997, an increase of $200,000 or 18.1%. Due to the higher level of research and development expenses associated with the on-chip ESD protection program, the loss from operations increased $435,000 or 49.4% from $880,000 for the fiscal year ended February 28, 1997 to $1,315,000 for the fiscal year ended February 28, 1998. While SurgX is looking to its customers, or to potential joint venture partners, to continue to fund development efforts, there can be no assurance that those efforts will be successful. In the event that SurgX is unable to secure additional development funding, there can be no assurance that the current or proposed level of development efforts for fiscal year 1998 can continue or that any product, other than the Bussmann product, will be made commercially available.

                     ORYX INSTRUMENTS AND MATERIALS CORPORATION

     On February 27, 1998, a third party acquired 8,000,000 shares of Class A Common Stock of Oryx Instruments and Materials Corporation for a purchase price of $500,000. As part of the sale transaction, Oryx Instruments and Materials then redeemed 8,000,000 shares of the Company's 10,000,000 share holdings of Class A Common Stock for an aggregate price of $1,500,000. Terms of the 8,000,000 share stock redemption include $500,000 paid on the closing, and $333,000 payable on February 27,1999 and $667,000 payable on February 27, 2000, memorialized via a promissory note and stock pledge agreement. As part of the sale, Oryx Instruments & Materials distributed all the assets and liabilities of the materials business segment and certain other assets to the Company. A deferred gain of approximately $646,000 was recorded by the Company on this transaction. As a result of the transaction, the Company has fully reserved its remaining 19.9% ownership investment in Oryx Instruments and Materials at February 28, 1998.

     For segment reporting purposes, Oryx Instruments and Materials will be split between the instruments business segment (sold February 1998) and the materials business segment (on going).

Material Business Segment
     -    Specialized Materials
     -    Contract R&D

                                                 Year Ended        Year Ended
                                                February 28,      February 28,
(dollars in thousands)                              1998              1997
--------------------------------------------------------------------------------
Revenues                                            $  4,678          $  4,240
Cost of Sales                                          3,300             2,900
                                                       -----             -----
Gross Profit                                           1,378             1,340
                                                       -----             -----
Operating Income(Loss)                              $  1,378          $  1,340
                                                       -----             -----
                                                       -----             -----

     Revenues for fiscal year 1998 increased $438,000 or 10.3% to $4,678,000 for the year ended February 28, 1998 from $4,240,000 for the year ended February 28, 1997. The increase in revenue was primarily attributable to growth in the sputtering target assemblies business which experienced increased demand as the hard disk drive industry expanded manufacturing capacity.

     Gross profit increased $38,000 or 2.8% from $1,340,000 for the year ended February 28, 1997 to $1,378,000 for the year ended February 28, 1998. The improvement in gross profit was primarily due to increased revenues.

     Because the hard disk drive industry is experiencing a cyclical downturn in calendar year 1998, the Company expects that the results of operations for sputtering target assemblies in fiscal year 1999 will be adversely affected and consequently that its gross profits and gross profit margins are likely to decline in fiscal year 1999.

Instruments Business Segment (sold February 27, 1998)

                                                 Year Ended        Year Ended
                                                February 28,      February 28,
(dollars in thousands)                              1998              1997
--------------------------------------------------------------------------------
Revenues                                             $ 3,688          $  2,194
Cost of Sales                                          2,934             1,423
                                                       -----             -----
Gross Profit                                             754               771
Operating Expenses                                     3,073             3,422
                                                       -----             -----
Operating Income(Loss)                               $(2,319)         $( 2,651)
                                                       -----             -----
                                                       -----             -----

     Revenues for fiscal year 1998 increased $1,494,000 or 68.1% to $3,688,000 for the year ended February 28, 1998 from $2,194,000 for the year ended February 28, 1997. The increase in revenue was primarily attributable to growth in sales volume of the TTS-2000 process monitoring tool.

     Gross profit decreased $17,000 or 2.2% from $771,000 for the fiscal year ended February 28, 1997 to $754,000 for the fiscal year ended February 28, 1998. The decrease in gross profit was primarily due to higher manufacturing costs associated with creating a manufacturing infrastructure to support increased systems sales, higher material costs, and increased warranty expense.

     Operating expenses decreased $349,000 or 10.2% to $3,073,000 for the fiscal year ended February 28, 1998 from $3,422,000 for the year ended February 28, 1997. This decrease was primarily a result of reduced development expenses for such items as prototype materials and outside consultants.

     The loss from operations for the year decreased $332,000 or 12.5% from $2,651,000 for the fiscal year ended February 28, 1997 to $2,319,000 for the year ended February 28, 1998.


                                     CORPORATE

                                                 Year Ended        Year Ended
                                                February 28,      February 28,
(dollars in thousands)                              1998              1997
--------------------------------------------------------------------------------
Operating Expenses                                   $ 2,250           $ 2,149
                                                       -----             -----
Operating Income(Loss)                               $(2,250)          $(2,149)
                                                       -----             -----
                                                       -----             -----

     The increase in operating expenses and loss from corporate operations of $101,000 or 4.7% from $2,149,000 for the fiscal year ended February 28, 1997 to $2,250,000 for the fiscal year ended February 28, 1998 primarily relates to one-time severance costs associated with changes in management personnel.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased $5,905,000 or 79.7% from a surplus of $7,406,000 at February 28, 1997, to a surplus of $1,501,000 at February 28, 1998. The Company's ratio of current assets to current liabilities was 3.7:1 at February 28, 1997, and 1.6:1 at February 28, 1998.

     Net cash used in operations for the year the ended February 28, 1998 was $4,513,000 consisting of $3,687,000 from continuing operations and $826,000 from discontinued operations. Net cash used in operations consists primarily of operating losses offset by an increase in accrued liabilities. Net cash used in operations for the fiscal year ended February 28, 1997, was $4,394,000 consisting of $6,645,000 from continuing operations offset by $2,251,000 of funds provided by discontinued operations.

     Net cash provided by investing activities was $1,062,000 from the fiscal year ended February 28, 1998, primarily attributable to the Company's sale of securities of DAS Devices, Inc. Net cash used in investing activities was $956,000 for the fiscal year ended 1997 and consisted primarily of capital expenditures. The Company does not expect to have material capital expenditures for the year ended February 28, 1999.

     Net cash provided by financing activities was $1,784,000 for the fiscal year ended February 28, 1998. Cash provided by financing activities was primarily from the sale of securities in SurgX to Iriso, the Company's Japanese partner, and the accounts receivable financing pursuant to the Accounts Receivable Revolving Batch Facility. This represents a decline of $2,040,000 or 53.3% from the net cash raised through financing activities in fiscal 1997.

     Net cash provided by financing activities for fiscal year ended February 28, 1997 was $3,824,000 primarily from the issuance of common stock. In the fiscal year ended February 28, 1997, the Company raised additional capital of $4,143,000, net of issuance costs of $681,000, pursuant to private placement offerings in which it issued and sold an aggregate of 2.8 million shares of its common stock to certain qualified institutional investors under Regulation S of the Securities Act of 1933, as amended. In consideration for these offerings, the Company also issued warrants to its placement agent to purchase 32,000 shares of common stock at $1.375 per share and 163,530 shares of Common stock at $1.90 per share. In September 1996, the placement agent exercised 100,000 warrants issued in connection with prior Regulation S financings, resulting in proceeds to the Company of $137,500. In September 1996, the Company's underwriters in its initial public offering exercised 100,000 unit purchase warrants resulting in net proceeds of $371,000. Subject to terms of the unit purchase warrant, 200,000 common shares and 100,000 warrants to purchase 190,000 shares of common stock at $3.50 per warrant were issued to the underwriters. In December 1996, the Company repurchased and retired from the underwriters the remaining 223,961 unit purchase warrants for $475,000 and 40,000 warrants to purchase 76,000 common shares at $3.50 per warrant.

     In May 1997, the Company secured a $5,500,000 borrowing facility. The facility includes an Accounts Receivable Revolving Batch Facility and an Inventory Line of Credit. The Accounts Receivable Revolving Batch Facility allows the Company to factor up to $4,000,000 in receivable balances, provided that any amount in excess of $3,500,000 must be supported by an equal amount of unused availability under the Inventory Line of Credit. The Inventory Line of Credit allows the Company to borrow up to $1,500,000 ($750,000 of which is subject to an inventory appraisal). In February 1998, the Company augmented its borrowing facility to include a six-month bridge loan for an amount up to $1,000,000 (the "Bridge facility"). In consideration for this Bridge facility, the Company issued a warrant to purchase 174,456 of the Company's common shares at $1.15 per share. In March 1998, the borrowing facility was amended to reduce the accounts receivable, batch facility and inventory credit line to a maximum borrowing of $500,000 each.

     The Company believes that existing cash on hand will be sufficient to meet its currently anticipated working capital requirements through fiscal year 1999. However, in the event the Company fails to meet its fiscal year 1999 operating plan, the Company will need to secure additional funding by selling assets, raising additional equity, or taking other steps to obtain the financing necessary to continue operations at their currently anticipated levels. If the Company requires additional equity financing or attempts to raise capital through an asset sale, there can be no assurance that such transactions can be effected in time to meet the Company's needs, if at all, or that any such transaction will be on terms acceptable to the Company or in the interest of its stockholders.

     YEAR 2000 ISSUE

     The Company has commenced, for all of its information systems, a year 2000 date conversion project to address all necessary code changes, testing and implementation. The "Year 2000 Computer Problem" creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions worldwide. Such failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business, and especially to process and account for the transfer of funds electronically. Management has not yet assessed the year 2000 compliance expense and related potential effect on the Company's earnings.

             ORYX POWER PRODUCTS CORPORATION (Discontinued operations)

     On March 7, 1998, Todd Power Corporation, a New York corporation, ("Todd") acquired substantially all of the properties, assets, rights, business and certain liabilities of Oryx Power Products Corporation ("Power Products") for a purchase price of $2,000,000 in cash and a contingent additional amount of up to $4,000,000 to be calculated based upon future sales of certain of Power Products' specified products to certain named customers during the fourteen month period immediately following the sale. See note 6 of the Consolidated Financial Statements. The disposal of Power Products has been accounted for as a discontinued operation and accordingly the net assets held for disposal and operating results of Power Products were segregated and reported as discontinued operations. As the Company has estimated a loss on disposal, all losses were recognized as if the transaction was completed as of February 28, 1998. Prior year financial statements have been restated to reflect the discontinuance of the Power Products operations. Revenue from Power Products were $10,00,000 and $20,390,000 for the years ended February 28, 1998 and 1997 respectively. Income
(loss) from discontinued operations, net of taxes, were $(3,666,000) and $2,348,000 for the years ended February 28, 1998 and 1997, respectively.

Item 7.   FINANCIAL STATEMENTS


     The response to this item is submitted in a separate section of this report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item is incorporated by reference from the information under the caption "Election of Directors," with respect to Directors, and under the caption "Management," with respect to Executive Officers, contained in the Company's definitive Proxy Statement which will be filed with the Commission in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement").



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

     (a)  FINANCIAL STATEMENTS AND SCHEDULES

     The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

     (b)  REPORTS ON FORM 8-K

     The Company filed with the Commission two Reports on Form 8-K subsequent to the fiscal quarter ended February 28, 1998. The first such Report was filed on March 16, 1998 for the purpose of reporting the sale of a majority interest in Oryx Instruments & Materials Corporation. The second such Report was filed on March 23, 1998 for the purpose of reporting the sale of Oryx Power Products Corporation.

     (c)  EXHIBITS

EXHIBIT NO.   DESCRIPTION OF EXHIBITS
   3.1        Certificate of Incorporation of the Registrant dated July 26,
                1993(1)
   3.2        Bylaws of the Registrant dated July 26, 1993(1)
   3.3          Certificate of Amendment to Certificate of Incorporation dated
                July 23, 1993(1)
   3.3A       Certificate of Amendment of Certificate of Incorporation dated
                February 7, 1996(4)
   4.1        Specimen Common Stock Certificate(1)
   4.2        Specimen Common Stock Purchase Warrant(1)
   4.3        Warrant Agency Agreement including Statement of Rights, Terms and
                Conditions for Callable Stock Purchase Warrants(2)
   4.4        Incentive and Nonqualified Stock Option Plan, as Amended(5)
   4.4A       1996 Directors Stock Option Plan(5)
   4.5        Form of Promissory Note issued to Series A Preferred Stock investors(1)
   4.6        Unit Purchase Warrant(1)
   4.7        Form of Warrants issued to Yorkton Securities, Inc. in December
                1996 and February 1997(7)
   10.1       Lease Agreement with Renco Investment Company re: Fremont,
                California office, a laboratory and manufacturing facility(1)
   10.2       Lease Agreement with FINSA re: Reynosa, Mexico, manufacturing facility(3)
   10.3       Lease Agreement with Greer Enterprises re: Fremont, California manufacturing facility(3)
   10.4       Lease Agreement with Hospitak/Meditron re: McAllen, Texas, warehouse facility(3)
   10.5       Lease Agreement with Security Capital Industrial Trust re:
                Fremont, California manufacturing facility(4)
   10.6       Lease Agreement with OTR, State Teachers Retirement System of
                Ohio re: Mt. Prospect, Illinois office(4)
   10.7       Lease Agreement with E.B.J. Partners LP re: Fremont, California office and manufacturing facility(11)
   10.8       Letter of Separation Agreement with Andrew Wilson(11)
   10.9       Letter of Employment Agreement with Mitchel Underseth(11)
   10.10      Letter of Employment Agreement with Philip Micciche(11)
   10.11      Letter of Employment and Non-Competition Agreement with Andrew
                Intrater(1)
   10.12      Agreement for the Purchase and Sale of Stock with Intek
                Diversified Corporation(1)
   10.13      Asset Purchase Agreement with Zenith Electronics Corporation(1)
   10.14      Promissory Notes issued in interim debt financing(1)
   10.15      Common Stock Purchase Warrants issued in interim debt
                financing(3)
   10.16      Placement Agency Agreement between the Company and Yorkton
                Securities, Inc. dated February 8, 1996, as amended April 22,
                1996(4)
   10.17      Form of Subscription Agreement between the Company and various investors in Yorkton Private Placement dated February 29, 1996 and May 13, 1996(4)
   10.18      Offering Memorandum dated February 8, 1996 and Supplement thereto dated April 22, 1996, relating to Yorkton private placement(4)
   10.19      Settlement Agreement between the Company and Zenith Electronics
                Corporation dated February 29, 1996, as amended April 16,
                1996(4)
   10.20      Agreement between the Company and Bussmann dated July, 1996(11)
   10.21      Agreement between the Company and National Semiconductor dated
                June 7, 1996(11)
   10.22      Agreement between the Company and LSI Logic dated September 30,
                1996(11)
   10.23      Agency Agreement between the Company and Yorkton Securities, Inc.
                dated December 4, 1996, as amended January 23, 1997(7)
   10.24      Form of Subscription Agreement between the Company and various investors in Yorkton Private Placement dated December 4, 1996(8)



   10.25      Asset Purchase Agreement relating to the acquisition of Power
                Sensors Corporation by Oryx Power Products Corporation dated
                December 19, 1996(6)
   10.26      Stock Purchase and Reorganization Agreement by and among the
                Company, Corus Investment, Ltd. and Oryx Instruments and
                Materials Corporation Dated February 27, 1998(9)
   10.27      Stockholders' Agreement Dated February 27, 1998(9)
   10.28      Pledge Agreement Dated February 27, 1998(9)
   10.29      Promissory Note Dated February 27, 1998(9)
   10.30      Asset Purchase Agreement by and among the Registrant, Todd Power
                Corporation and Oryx Power Products Corporation Dated March 2,
                1998(10)
   10.31      License Agreement with Iriso Electronics Limited*+
   10.32      Stock Purchase Agreement with Iriso Electronics Limited*
   10.33      Agreement with Office of Naval Research*
   10.34      Das Devices Inc. Preferred Stock Purchase Agreement*
   10.35      Arvind Patel Separation Agreement*
   10.36      Amended Bussmann License Agreement*
   10.37      Revolving Account Transfer and Purchase Agreement*+
   10.38      First Amendment to Loan Agreement*+
   10.39      Revolving Credit Promissory Note*+
   10.40      Second Amendment to Loan Agreement*+
   21         Subsidiaries of the Registrant(4)
   23         Consent of Independent Accountants*
   27.1       Financial Data Schedule
   27.2       Restated Financial Data Schedule
   27.3       Restated Financial Data Schedule

*    Filed herewith.
+ Confidential treatment has been requested with respect to certain portions of these Exhibits. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

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

(8) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 Registration No. 333-23317) which became effective on March 31, 1997 and is incorporated herein by reference.

(9) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on March 16, 1998.

(10) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on March 23, 1998.

(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997.

                                     SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 28th day of May, 1998.

                                   ORYX TECHNOLOGY CORP.



                                   By: /s/ Philip J. Micciche
                                       ----------------------
                                       Philip J. Micciche,
                                       President & CEO


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signature                          Title                    Date
---------                          -----                    ----


                                   President, CEO
/s/ Philip J. Micciche             and Director             May 29, 1998
----------------------
Philip J. Micciche


                                   Secretary, Treasurer     May 29, 1998
/s/ Andrew Intrater                and Director
----------------------
Andrew Intrater


                                   Chief Financial          May 29, 1998
/s/ Mitchel Underseth              Officer and Director
----------------------
Mitchel Underseth


/s/ John H. Abeles                 Director                 May 29, 1998
----------------------
John H. Abeles


(signatures continued next page)

(signatures continued from previous page)

Signature                          Title                    Date
---------                          -----                    ----


/s/ Jay M. Haft                    Director                 May 29, 1998
----------------------
Jay M. Haft



/s/ Richard Hubbard                Director                 May 29, 1998
----------------------
Richard Hubbard


/s/ Doug McBurnie                  Director                 May 29, 1998
----------------------
Doug McBurnie


/s/ Ted D. Morgan                  Director                 May 29, 1998
----------------------
Ted D. Morgan

ORYX TECHNOLOGY CORP.
Index to Consolidated Financial Statements
February 28, 1998 and February 28, 1997
--------------------------------------------------------------------------------


                                                                           Page
                                                                           ----
Report of Independent Accountants. . . . . . . . . . . . . . . . . . . .    F-2

Consolidated Balance Sheet at February 28, 1998
     and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-3

Consolidated Statement of Operations for the
     years ended February 28, 1998 and 1997. . . . . . . . . . . . . . .    F-4

Consolidated Statement of Stockholders' Equity for the
     years ended February 28, 1998 and 1997. . . . . . . . . . . . . . .    F-5

Consolidated Statement of Cash Flows for the
     years ended February 28, 1997 and 1997. . . . . . . . . . . . . . .    F-6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .    F-7

                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Oryx Technology Corp.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Oryx Technology Corp. and its subsidiaries at February 28, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

San Jose, California
May 22, 1998

ORYX TECHNOLOGY CORP.
Consolidated Balance Sheet
--------------------------------------------------------------------------------


                                                        FEBRUARY 28,    FEBRUARY 28,
                                                            1998            1997
                      ASSETS
Current assets:
  Cash and cash equivalents                            $    722,000     $   2,389,000
  Accounts receivable, net of allowance for doubtful
   accounts of $93,000 and $60,000                        1,100,000         1,617,000
  Inventories                                               397,000         2,132,000
  Other current assets                                      670,000            73,000
  Net assets of discontinued operations                   1,060,000         3,900,000
                                                       ------------     -------------
     Total current assets                                 3,949,000        10,111,000

Property and equipment, net                                 490,000         1,200,000
Other assets                                              1,114,000           226,000
                                                       ------------     -------------
                                                       $  5,553,000     $  11,537,000
                                                       ------------     -------------
                                                       ------------     -------------


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank borrowings                                      $    129,000     $           -
  Capital lease obligations                                  16,000            38,000
  Deferred revenue                                          874,000           450,000
  Accounts payable                                          431,000         1,317,000
  Accrued liabilities                                       998,000           900,000
                                                       ------------     -------------
     Total current liabilities                            2,448,000         2,705,000

Deferred gain (Note 5)                                      646,000                 -
Capital lease obligations, less current portion              12,000            35,000
                                                       ------------     -------------
     Total liabilities                                    3,106,000         2,740,000
                                                       ------------     -------------


Commitments and contingencies (Notes 1 and 13)

Stockholders' equity:
  Series A 2% Convertible Cumulative Preferred Stock,
   $0.001 par value; 3,000,000 shares authorized;
   4,500 shares issued and outstanding,
   liquidation value $113,000                               107,000           107,000
  Common Stock, $0.001 par value; 25,000,000 shares
   authorized; 13,124,821 and 12,961,692 issued
   and outstanding                                           13,000            13,000
  Additional paid-in capital                             19,711,000        18,920,000
  Accumulated deficit                                   (17,384,000)      (10,243,000)
                                                       ------------     -------------
     Total stockholders' equity                           2,447,000         8,797,000
                                                       ------------     -------------
                                                       $  5,553,000     $  11,537,000
                                                       ------------     -------------
                                                       ------------     -------------



The accompanying notes are an integral part of these financial statements.

ORYX TECHNOLOGY CORP.
Consolidated Statement of Operations
--------------------------------------------------------------------------------


                                                                          YEAR ENDED               YEAR ENDED
                                                                         FEBRUARY 28,             FEBRUARY 28,
                                                                             1998                     1997
Net revenue                                                              $  8,449,000             $  6,470,000
Cost of sales                                                               6,234,000                4,605,000
                                                                         ------------             ------------
  Gross profit                                                              2,215,000                1,865,000
                                                                         ------------             ------------

Operating expenses:
  Marketing and selling                                                     1,141,000                1,109,000
  General and administrative                                                2,911,000                2,939,000
  Research and development                                                  2,669,000                2,157,000
                                                                         ------------             ------------
    Total operating expenses                                                6,721,000                6,205,000
                                                                         ------------             ------------

Loss from operations                                                       (4,506,000)              (4,340,000)
Interest income (expense), net                                               (350,000)                  10,000
Equity in loss of investee                                                          -                  (20,000)
Net gain on sales of investment                                             1,383,000                        -
                                                                         ------------             ------------

Loss from continuing operations                                            (3,473,000)              (4,350,000)

Discontinued operations:
  Income (loss) from discontinued operations                               (3,588,000)               2,348,000
  Loss on disposal of discontinued operations                                 (78,000)                       -
                                                                         ------------             ------------
    Income (loss) from discontinued operations                             (3,666,000)               2,348,000
                                                                         ------------             ------------

Net loss                                                                   (7,139,000)              (2,002,000)
Dividends                                                                      (2,000)                 (10,000)
                                                                         ------------             ------------
    Net loss attributable to Common Stock                                $ (7,141,000)            $ (2,012,000)
                                                                         ------------             ------------
                                                                         ------------             ------------

Basic and diluted loss per common share from continuing operations       $      (0.26)            $      (0.41)
Basic and diluted income (loss) per common share from discontinued
    operations                                                                  (0.28)                    0.22
                                                                         ------------             ------------
    Basic and diluted net loss per common share (Note 2 )                $      (0.54)            $      (0.19)
                                                                         ------------             ------------
                                                                         ------------             ------------

Weighted average common shares used to compute
  basic and diluted net loss per share (Note 2 )                           13,105,000               10,650,000
                                                                         ------------             ------------
                                                                         ------------             ------------



The accompanying notes are an integral part of these financial statements.

ORYX TECHNOLOGY CORP.
Consolidated Statement of Stockholders' Equity
--------------------------------------------------------------------------------



                                               SERIES A 2%
                                         CONVERTIBLE CUMULATIVE                         ADDITIONAL
                                             PREFERRED STOCK         COMMON STOCK         PAID-IN        ACCUMULATED
                                            SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL          DEFICIT         TOTAL
Balance at February 29, 1996                34,875   $ 832,000   9,228,668    $  9,000  $ 13,629,000    $ (8,231,000)   $ 6,239,000

Issuance of Common Stock and warrants
  in private placements, net of issuance
  costs of $681,000                              -           -   2,836,130       4,000     4,139,000               -      4,143,000
Issuance of Common Stock upon exercise
  of options                                     -           -     187,318           -       230,000               -        230,000
Issuance of Common Stock upon exercise
  of warrants                                    -           -     349,590           -       599,000               -        599,000
Issuance of warrants in exchange for
  services                                       -           -           -           -        60,000               -         60,000
Repurchase of underwriter units                  -           -           -           -      (475,000)              -       (475,000)
Conversion of Preferred Stock to Common
  Stock                                    (30,375)   (725,000)    366,875           -       738,000               -         13,000
Net Loss                                         -           -           -           -             -      (2,002,000)    (2,002,000)
Preferred Stock dividend                         -           -           -           -             -         (10,000)       (10,000)
                                           -------   ---------  ----------    --------  ------------    ------------    -----------
Balance at February 28, 1997                 4,500     107,000  12,968,581      13,000    18,920,000     (10,243,000)     8,797,000

Proceeds from SurgX Corporation
  subsidiary stock sale, net of issuance
  costs of $15,000                               -           -           -           -       485,000               -        485,000
Issuance of Common Stock upon exercise
  of warrants                                    -           -     156,240           -       213,000               -        213,000
Issuance of warrants in exchange for
  financing services                             -           -           -           -        93,000               -         93,000
Net Loss                                         -           -           -           -             -      (7,139,000)    (7,139,000)
Preferred Stock dividend                         -           -           -           -             -          (2,000)        (2,000)
                                           -------   ---------  ----------    --------  ------------    ------------    -----------
Balance at February 28, 1998                 4,500   $ 107,000  13,124,821    $ 13,000  $ 19,711,000    $(17,384,000)   $ 2,447,000
                                           -------   ---------  ----------    --------  ------------    ------------    -----------
                                           -------   ---------  ----------    --------  ------------    ------------    -----------



The accompanying notes are an integral part of these financial statements.

ORYX TECHNOLOGY CORP.
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


                                                                                    YEAR ENDED     YEAR ENDED
                                                                                   FEBRUARY 28,   FEBRUARY 28,
                                                                                       1998           1997
Cash flows from operating activities:
  Net loss                                                                        $  (7,139,000) $  (2,002,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss (income) from discontinued operations                                        3,666,000     (2,348,000)
    Equity in loss of investee                                                                -         20,000
    Gain on sale of investment                                                       (1,383,000)             -
    Value of warrants issued for services and debt issuance                              93,000         60,000
    Depreciation and amortization                                                       458,000        248,000
      Changes in assets and liabilities (net of effects from disposal of subsidiaries):
        Accounts receivable                                                            (483,000)      (877,000)
        Inventories                                                                     548,000     (1,546,000)
        Other current assets                                                           (148,000)       105,000
        Other assets                                                                     20,000         14,000
        Deferred revenue                                                                609,000        117,000
        Accounts payable                                                               (622,000)      (862,000)
        Accrued liabilities                                                             694,000        426,000
                                                                                  -------------  -------------
          Net cash used in continuing operating activities                           (3,687,000)    (6,645,000)
          Net cash provided by (used in) discontinued operations                       (826,000)     2,251,000
                                                                                  -------------  -------------
          Net cash used in operations                                                (4,513,000)    (4,394,000)
                                                                                  -------------  -------------
Cash flows from investing activities:
  Capital expenditures                                                                 (321,000)      (931,000)
  Investment in development stage company                                                     -        (25,000)
  Net proceeds from sale of an investment                                             1,383,000              -
                                                                                  -------------  -------------
          Net cash provided by (used in) investing activities                         1,062,000       (956,000)
                                                                                  -------------  -------------
Cash flows from financing activities:
  Accounts receivable financing                                                       1,000,000              -
  Borrowings from (repayment of) bank line of credit                                    129,000       (352,000)
  Repayment of notes payable                                                                  -       (400,000)
  Payment of capital lease obligations                                                  (38,000)       (21,000)
  Proceeds from sale of minority interest in SurgX Corp.                                485,000              -
  Proceeds from issuance of Common Stock and warrants, net                                    -      4,143,000
  Proceeds from exercise of options for Common Stock                                          -        243,000
  Proceeds from exercise of warrants for Common Stock                                   213,000        599,000
  Repurchase of underwriter units                                                             -       (475,000)
  Payment of preferred stock dividend                                                    (2,000)       (10,000)
  Other                                                                                  (3,000)        97,000
                                                                                  -------------  -------------
          Net cash provided by financing activities                                   1,784,000      3,824,000
                                                                                  -------------  -------------
Net decrease in cash and cash equivalents                                            (1,667,000)    (1,526,000)
Cash and cash equivalents at beginning of period                                      2,389,000      3,915,000
                                                                                  -------------  -------------
Cash and cash equivalents at end of period                                        $     722,000  $   2,389,000
                                                                                  -------------  -------------
                                                                                  -------------  -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                                 $     298,000  $      50,000
                                                                                  -------------  -------------
                                                                                  -------------  -------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquired under capital lease obligations                 $       8,000  $      54,000
                                                                                  -------------  -------------
                                                                                  -------------  -------------


Oryx Technology Corp.
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

1.   THE COMPANY

     Oryx Technology Corp. ("Oryx" or the "Company"), a Delaware corporation, and its subsidiaries manufacture assemblies used in the production of computer memory disks, electromagnets, electrostatic discharge test equipment, secondary ion mass spectrometer measurement devices, and are developing products that provide electrostatic discharge protection.

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

     The Company's cumulative losses and cash used in fiscal 1998 operations result in uncertainty about the Company's future viability. However, management believes the recent restructuring, the sale of a portion of the Instruments and Materials business (see Note 5), and the sale of Oryx Power Product Corporation ("Power Products") (see Note 6) will significantly reduce operating losses, and the net proceeds generated from these transactions and outstanding credit facilities will enable the Company to continue as a going concern through February 28, 1999.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION
     The Company's fiscal year ends on the last day of February. The year ended February 28, 1998 is referred to as fiscal 1998.

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

     INTANGIBLE ASSETS
     The cost of intangible assets is amortized using the straight line method over the estimated useful lives of the assets, seventeen years for patents and seven years for goodwill and purchased technology. The Company periodically reviews recoverability of intangible assets based upon estimated future cash flows. Intangible assets have been included in net assets of discontinued operations.

     EQUITY IN DAS DEVICE INC.
     The fiscal 1997 consolidated statements of operations include charges of $20,000 for the equity in net loss of an investee accounted for on the equity method. As a result of additional outside investors in the investee's common stock during fiscal 1997, the Company's net ownership in the investee was reduced from 40% to less than 5%. As a result of this reduction, the Company's investment was accounted for using the cost method for the year ended February 28, 1998. In fiscal 1998, the Company sold 42% of its holdings in DAS Device Inc. and realized a gain of $1,383,000.

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

     NET LOSS PER SHARE
     Basic earnings per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as option, warrants, and preferred stock. Due to the net losses from continuing operations incurred in fiscal 1998 and 1997, all common stock equivalents outstanding were considered anti dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share in fiscal 1998 or 1997. Anti dilutive securities and common stock equivalents at February 28, 1998 which could be dilutive in future periods include common stock options to purchase 2,562,000 shares of common stock, warrants to purchase 4,224,000 shares of common stock, 4,500 shares of Series A preferred stock which may be converted into 53,000 shares of common stock and the minority interest investment and subsidiary stock options to purchase 304,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for the periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources including unrealized gains and losses an available-for-sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. The Company will adopt SFAS 130 beginning in fiscal 1999 and does not expect such adoption to have a material effect on the consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 131 ("SFAS 131"), "Disclosure about Segments of and Enterprise and Related Information." This statement establishes standards for the way companies report information about operations segments in annual financial statements for the periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It is not expected that adoption of SFAS 131 will have an impact to the Company's consolidated financial statements.

3.   DETAILS OF BALANCE SHEET COMPONENTS

                                                  FEBRUARY 28,   FEBRUARY 28,
                                                       1998         1997
     Inventories:
       Raw materials                               $  84,000    $ 1,211,000
       Work-in-progress                                    -        153,000
       Finished goods                                313,000        768,000
                                                   ---------    -----------
                                                   $ 397,000    $ 2,132,000
                                                   ---------    -----------
                                                   ---------    -----------

     Property and equipment:
       Machinery and equipment                     $ 459,000    $   852,000
       Furniture and fixtures                        225,000        759,000
       Automobiles                                    11,000         11,000
       Leasehold improvements                        105,000        225,000
                                                   ---------    -----------
                                                     800,000      1,847,000
       Less:  Accumulated depreciation              (310,000)      (647,000)
                                                   ---------    -----------
                                                   $ 490,000    $ 1,200,000
                                                   ---------    -----------
                                                   ---------    -----------

     Accrued liabilities:
       Compensation                                $ 316,000    $   205,000
       Professional fees                             199,000        203,000
       Warranty                                            -        150,000
       Facilities                                     31,000         72,000
       Disposal related costs                        138,000              -
       Other                                         314,000        270,000
                                                   ---------    -----------
                                                   $ 998,000    $   900,000
                                                   ---------    -----------
                                                   ---------    -----------

4.   ACQUISITION OF POWER SENSORS CORPORATION

     In December 1996, the Company acquired certain assets and assumed certain liabilities of Power Sensors Corporation ("PSC") in exchange for 600,000 shares of Class A Common Stock of Oryx Power Products Corporation, a wholly-owned subsidiary of the Company. The stock issued represented approximately 6% of the outstanding stock of Power Products at February 28, 1997. The acquisition was accounted for as a purchase; accordingly, the purchase price and costs of the acquisition were allocated to the assets and liabilities acquired based upon their estimated fair market values at the date of acquisition as follows:

     Current assets                               $  338,000
     Furniture and equipment                         300,000
     Research and development in process             670,000
     Purchased technology                            340,000
     Goodwill                                        355,000
                                                  ----------
       Total assets                                2,003,000
                                                  ----------

     Accounts payable and accrued liabilities        460,000
     Capital lease assumed                           268,000
     Bank loans assumed                              555,000
                                                  ----------
       Total liabilities                           1,283,000
                                                  ----------
          Total purchase price                    $  720,000
                                                  ----------
                                                  ----------

     The total purchase price was derived based on the estimated fair value of the stock issued of $600,000 and acquisition expenses of $120,000. The agreement allowed the holders of such stock, under certain conditions, on the three year anniversary of the acquisition to require the Company to redeem the stock issued for a promissory note of $1.5 million payable in equal annual installments over four years commencing in the year 2000. Accordingly, the stock was accounted for as mandatorily redeemable securities at estimated fair value and accretes up to the redemption value in accordance with the terms of the agreement. In connection with the disposal of Power Products (see Note 6) the stock balance was included in net assets from discontinued operations and the accretion of redemption value in the amount of $189,000 and $37,000 for the years ended February 28, 1998 and 1997, respectively, were included in income (loss) from discontinued operations.

     On March 2, 1998, the Company disposed of Power Products, and accordingly, the results of PSC as well as Power Products have been accounted for as a discontinued operation (see Note 6).

5.   DISPOSITION

     On February 27, 1998, a third party acquired 8,000,000 newly issued shares of the authorized Class A Common Stock of Oryx Instruments and Materials Corporation ("I&M") from I&M in exchange for $500,000 in cash (the "Sale"). Prior to the Sale, I&M was essentially a wholly owned subsidiary of the Company.

     As part of the Sale, I&M repurchased 8,000,000 of the 10,000,000 shares of Class A Common Stock held by the Company for an aggregate redemption price of $1,500,000 payable $500,000 in cash and a $1,000,000 in a non-interest bearing note (the "Note Receivable"). The Note Receivable balance is payable one-third on February 27, 1999 and two-thirds on February 27, 2000. The transaction resulted in a gain of $646,000 for the Company, which is being deferred until receipt of payments under the Note Receivable. As a result of the transaction, the Company has fully reserved its remaining 19.9% ownership investment in I&M at February 28, 1998. The Note Receivable is included in other assets at February 28, 1998.

     Immediately prior to the repurchase, I&M distributed to the Company substantially all of the assets and liabilities comprising the materials business previously conducted by I&M as well as certain other assets. Net assets retained by the Company totaled $1,300,000. Revenues from the sold Instruments portion of I&M were $3,688,000 and $2,194,000 for the years ended February 28, 1998 and 1997, respectively.

6.   DISCONTINUED OPERATIONS

     On March 2, 1998, the Company sold substantially all of the properties, assets, rights, business and certain liabilities of Oryx Power Products Corporation ("Power Products") for $2,000,000 in cash and a contingent additional amount up to $4,000,000 to be calculated based upon sales of certain specified products to specified customers during the fourteen month period immediately following the closing of the transaction. The disposal of Power Products has been accounted for as a discontinued operation and accordingly the net assets held for disposal and operating results of Power Products were segregated and reported as discontinued operations. As the Company has estimated a loss on disposal, all losses were recognized as if the transaction was completed as of February 28, 1998. Prior year financial statements have been restated to reflect the discontinuance of the Power Products operations. Revenue from Power Products were $10,022,000 and $20,390,000 for the years ended February 28, 1998 and 1997, respectively.

     The components of net assets of discontinued operations included in the Consolidated Balance Sheet are as follows:


                                                FEBRUARY 28,   FEBRUARY 28,
                                                    1998          1997
     Cash                                        $    13,000    $   691,000
     Accounts receivable                             228,000      1,840,000
     Inventory                                     2,571,000      2,663,000
     Other current assets                             95,000         98,000
                                                  ----------     ----------
       Current Assets                              2,907,000      5,292,000

     Property & equipment, net                     1,158,000      1,474,000
     Non current assets                              632,000        909,000
                                                  ----------     ----------
       Total assets                                4,697,000      7,675,000

     Current liabilities                          (2,567,000)    (2,284,000)
     Non current liabilities                      (  245,000)    (  854,000)
     Mandatorily redeemable securities            (  825,000)    (  637,000)
                                                  ----------     ----------
       Total liabilities                          (3,637,000)    (3,775,000)
                                                  ----------     ----------
       Net assets of discontinued operations     $ 1,060,000    $ 3,900,000
                                                 -----------    -----------
                                                 -----------    -----------

     Income (loss) from discontinued operations are net of income taxes of $25,000 and $40,000 for the years ended February 28, 1998 and 1997, respectively. The tax benefit resulting from the loss on disposal of Power Products was immaterial. Transaction costs related to the disposal were $1,018,000.

7.   FINANCING ARRANGEMENTS

     On December 4, 1996, the Company entered into a credit facility with a financial institution for borrowings of $530,000 bearing interest at 10.5%. The credit facility is payable over 48 monthly payments of principal and interest and is collaterized by specified manufacturing equipment. At February 28, 1998, the Company had borrowings outstanding of $360,000 under this facility which was included in net assets of discontinued operations.

     At February 28, 1997, the Company had outstanding borrowings of $530,000 under a loan assumed in connection with PSC acquisition. The loan was collaterized by business assets of the Company. During the year ended February 28, 1998, the Company paid off the entire balance of this loan.

     In May 1997, the Company entered into a facility which included an Accounts Receivable Revolving Batch Facility and an Inventory Line of Credit with a financial institution. The Inventory Line of Credit provides for borrowings of up to $1.5 million ($750,000 of which is subject to an inventory appraisal). The Accounts Receivable Revolving Batch Facility allows the Company to factor up to a maximum of $4 million, provided that any amount in excess of $3.5 million is supported by an equal amount of unused availability under the Inventory Line of Credit. Under the facility, the Company is required to sell on an undiscounted, non recourse basis all accounts receivable. In exchange, advances are available to the Company up to 85% of the face amount of eligible accounts receivable (as defined) up to a maximum amount of $4 million. Accounts receivable in the amount of $1,100,000 at February 28, 1998 were due from lender. Financing costs under the arrangement are equal to the greater of the institution's base rate plus 1.25% or 7.0%. In March 1998, the agreement was amended to reduce the Account Receivable Revolving Batch Facility and the Inventory Credit Line to a maximum borrowings of $500,000 each. Under the amended agreement, the Accounts Receivable Revolving Batch Facility expires in March 1999 and the Inventory Line of Credit expires in May 1999.

     At February 28, 1998, the Company had borrowings outstanding of $465,000 under the Inventory Line of Credit, of which $336,000 was included in net assets of discontinued operations, and advances of $1,691,000 under the Accounts Receivable Revolving Batch Facility, of which $691,000 related to discontinued operations.

     In February 1998, the Company entered into a bridge loan facility with a financial institution for borrowings of amounts up to $1,000,000 bearing interest at the institution's base rate plus 4% with a minimum of 7% per annum. The facility expires on September 15, 1998. As consideration upon signing the facility, the financial institution received warrants to purchase 174,546 shares of common stock exercisable through February 2001 at an exercise price of $1.15. The Company recorded an expense of $93,000 upon issuance of the warrants. At February 28, 1998, there were no borrowings under this credit facility.

8.   SERIES A 2% CONVERTIBLE CUMULATIVE PREFERRED STOCK

     The Company has authorized 3,000,000 shares of Preferred Stock with a par value of $0.001 per share of which 45,000 of such shares are designated Series A 2% Convertible Cumulative Preferred Stock (the Series A Stock). Each share of Series A Stock may be converted, at the option of the holder, into approximately 11.67 shares of Common Stock. As of February 28, 1998, the Company had reserved 52,515 shares of Common Stock for issuance upon conversion of the Series A Stock. The holders of Series A Stock are entitled to receive a cumulative dividend of $0.50 per share per annum, subject to any restrictions imposed by the Delaware General Corporation Law. The dividend is payable semi-annually. In the event of liquidation and to the extent assets are available, the holders of the Series A Stock are entitled to a liquidation preference distribution of $25.00 per share plus accrued but unpaid dividends. Each share of the Series A Stock is entitled to one vote per share on all matters submitted to a vote of stockholders of the Company.

9.   STOCK PLANS AND WARRANTS

     ORYX STOCK PLANS
     In March 1993, the Company adopted the Incentive and Nonqualified Stock Option Plan (the "1993 Plan"). The 1993 Plan, which expires in 2003, provides for incentive as well as nonstatutory stock options. The Board of Directors may terminate the 1993 Plan at any time at its discretion.

     Options under the 1993 Plan are granted at prices determined by the Board of Directors, subject to certain conditions. Generally, these conditions require that the exercise price of options granted may not be below 110% for persons owning more than 10% of the Company's capital stock and 100% for options issued to other persons for incentive options, or 85% of the fair market value of the stock at the date of grant for non statutory options. Options granted to persons owning more than 10% of the Company's capital stock may not have a term in excess of five years, and all other options must expire within ten years. Options vest over a period determined by the Board of Directors, generally four years, and are adjusted pro rata for any changes in the capitalization of the Company, such as stock splits and stock dividends.

     In 1995 and 1996, the Company adopted the 1995 and 1996 Directors Stock Option Plan (the "Directors' Plans"). The 1995 and 1996 Directors' Plan, which expires in 2005 and 2006, respectively, provide for nonstatutory stock options to be granted to nonemployee directors of the Company. The Board of Directors may terminate the Directors' Plans at anytime at its discretion. Options under the Directors' Plans are granted at prices determined by the Board of Directors, subject to certain conditions more fully described in the Directors' Plans. Generally, these conditions require that the exercise price of options granted may not be below 110% for persons owning more than 10% of the Company's capital stock and 100% for options issued to other persons of the fair market valve of the stock at the date of grant. Options must expire within ten years of grant. The 1995 and 1996 Directors' Plan provides that each nonemployee director receive options to purchase 45,000 and 30,000 shares, respectively, of the Company's Common Stock with 15,000 and 10,000, respectively, vested and exercisable upon grant with the remainder vesting in equal annual installments over a three year period. The Company has 225,000 shares authorized under the 1995 Directors' Plan of which 195,000 options were outstanding with an average exercise price of $1.56 per share as of
     February 28, 1998.   The Company has 120,000 shares authorized under the
     1996

     Directors' Plan of which 90,000 options were outstanding with an average exercise price of $1.77 per share as of February 28, 1998.

     A summary of stock option activity under the 1993 Plan and the Directors' Plans is as follows:

                                                     OPTIONS OUTSTANDING
                                                   -------------------------
                                                                    WEIGHTED-
                                        SHARES                       AVERAGE
                                       AVAILABLE                     EXERCISE
                                          FOR                         PRICE
                                         GRANT          SHARES      PER SHARE
     Balance at February 28, 1996       608,382        738,618        $1.54

     Additional shares authorized       620,000              -            -
     Options granted                   (786,500)       786,500        $1.94
     Options canceled                   143,253       (143,253)       $1.90
     Options exercised                        -       (187,318)       $1.22
                                      ---------     ----------
     Balance at February 28, 1997       585,135      1,194,547        $1.81

     Additional shares authorized     1,000,000              -            -
     Options granted                 (1,530,000)     1,530,000        $1.54
     Options canceled                   162,621       (162,621)       $1.96
     Options exercised                        -              -            -
                                      ---------     ----------
     Balance at February 28, 1998       217,756      2,561,926        $1.64
                                      ---------     ----------
                                      ---------     ----------

     The following table summarizes information about employee stock options outstanding at February 28, 1998:

                                  OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                      ---------------------------------------------- -----------------------------
                                    WEIGHTED-AVERAGE
                                       REMAINING         WEIGHTED-                    WEIGHTED-
     RANGE OF            NUMBER       CONTRACTUAL         AVERAGE        NUMBER        AVERAGE
     EXERCISE PRICES   OUTSTANDING       LIFE          EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
     ---------------   -----------  ----------------   --------------  -----------  --------------

     $1.00 - 1.38       911,040          8.3            $  1.27        273,589        $  1.14
     $1.58 - 2.25     1,625,886          8.5               1.82        627,458           1.95
     $2.38 - 3.00        25,000          6.2               2.95         18,770           2.95
                      ---------                                       --------
        Total         2,561,926          8.4            $  1.64        919,817        $  1.73
                      ---------                                       --------
                      ---------                                       --------

     FAIR VALUE DISCLOSURES
     Had compensation cost for the Plans been determined based on the fair value of each stock option on its grant date, as prescribed in SFAS 123, the Company's net loss and net loss per share in fiscal 1998 would have been $7,491,000 and $0.57, respectively, and in fiscal 1997 would have been $2,395,000 and $0.22, respectively.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable period: dividend yields of 0% for both periods; expected volatility of 77% for fiscal 1998 and 60% for fiscal 1997; risk-free interest rate of 6.10% for fiscal 1998 and 6.29% for fiscal 1997 for options granted; and a weighted average expected option term of five years for both periods. The weighted average fair value of options granted during fiscal years 1998 and 1997 was $0.87 and $0.73, respectively. The weighted average fair value of options to purchase common shares of the Company's subsidiaries were not material during fiscal years 1998 and 1997.

     SUBSIDIARY STOCK PLAN
     In November 1995, the Company's subsidiary, SurgX Corporation, adopted stock option plans under which the Board of Directors granted options to management to purchase Class B common shares in the subsidiary at their fair market values as determined by the Board of Directors. Class B common shares authorized for issuance in the subsidiary are identical to the ten million shares of Class A common shares owned by the Company, except the Class A shares possess a liquidation preference. The Board of Directors authorized 1.5 million shares of Class B common shares to be available for issuance under this stock plan. Such options are not transferable except in the event of a public offering of the subsidiary's stock or an acquisition of the subsidiary, and may be repurchased by the Company at its option. Grants under the plan are for amounts, vesting periods and option terms established by the Company's Board of Directors. The Company's ownership percentage of this subsidiary will change as a result of future exercises of stock options and, to the extent this subsidiary contributes profits, outstanding subsidiary stock options may dilute the Company's share of profits in the calculation of earnings per share.

     At February 28, 1998, there were 304,000 options to purchase shares of SurgX Corporation class B common stocks of which 161,000 were vested. These options had an average exercise price of $0.80 and an average remaining contractual life of 7.4 years.

     During fiscal 1998, the Company sold 333,000 Class A shares of SurgX Corporation for net proceeds of $485,000. At February 28, 1998, there were 10,333,000 Class A common shares of SurgX Corporation outstanding and with the exception of 333,000 shares of SurgX Corporation sold in fiscal 1998, all of the subsidiary Class A shares outstanding were owned by the Company.

     WARRANTS
     The following warrants at February 28, 1998, and the number of shares of the Company's Common Stock which may be purchased at exercise, were outstanding and exercisable at February 28, 1998:



      ORIGINAL      ISSUABLE          WARRANT       WARRANT          WARRANT
      WARRANTS       COMMON        COMMENCEMENT   EXPIRATION         EXERCISE
     OUTSTANDING     SHARES            DATE          DATE             PRICE

      1,173,900    2,291,495         Oct. 1994     Oct. 1999          $3.50
         37,500       37,500         Oct. 1994     Oct. 2004          $2.00
        379,000      558,585         Nov. 1994     Oct. 2004          $2.00
        322,551      322,551         Feb. 1996     Jan. 2001          $1.25
        400,000      400,000         Feb. 1996     Mar. 2001          $1.00
        100,000      100,000         Feb. 1996     Mar. 2001          $5.00
        100,000      100,000         Apr. 1996     Mar. 2001          $1.31
         90,730       90,730         Dec. 1996     Dec. 2001          $1.90
         40,000       76,000         Dec. 1996     Apr. 1999          $3.50
         72,800       72,800         Feb. 1997     Feb. 2002          $1.90
        174,546      174,546         Feb. 1998     Feb. 2001          $1.15
      ---------    ---------
      2,891,027    4,224,207
      ---------    ---------
      ---------    ---------


     In addition to the foregoing, in connection with the Company's initial public offering, the Company sold to the underwriters, for an aggregate price of $110, noncallable warrants ("Underwriters' Warrants") entitling the holder to purchase from the Company 110,000 units at an exercise price of $11.55 per unit, subject to dilution provisions. Each unit consisted of two shares of Common Stock and one callable warrant to purchase one additional share of Common Stock at an exercise price of $3.50 (also subject to dilution provisions). As a result of subsequent dilutive offerings, the Underwriters' Warrants were convertible into 323,916 units at a exercise price of $3.71 per unit and each underlying warrant was convertible into 1.9 common shares. During fiscal 1997, 100,000 units were exercised resulting in proceeds of $371,000. In December 1996, the Company repurchased and retired the remaining units in exchange for $475,000 and 40,000 warrants to purchase 76,000 shares at $3.50 per warrant, which may be exercised through April 1999.

     In connection with a bridge loan facility described in Note 7, in fiscal 1998 the Company issued to a financial institution 174,546 shares of common stock exercisable through February 2001 at an exercise price of $1.15.

     In certain circumstances and defined time frames, the Company may call certain of the above warrants. The terms of most warrants are subject to adjustment in certain circumstances including antidilution protection.


10.  RESEARCH CONTRACTS AND DEVELOPMENT FUNDING

     The Company is party to certain research contracts which are accounted for on a percentage of completion basis. Revenues and cost of sales recorded under such contracts totaled $716,000 and $734,000 during fiscal 1998 and $627,000 and $403,000 during fiscal 1997, respectively.


     During fiscal 1998 and fiscal 1997, the Company received development funding from third parties to assist in the commercialization of certain of the Company's products. Such funding is recorded as an offset to research and development expenses when contract specified technical milestones have been achieved. During fiscal 1998 and fiscal 1997, $1,307,000 and $1,107,000, respectively, was credited to research and development expenses under these arrangements.


11.  SALES TO MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     The Company's customers are primarily in the office equipment, semiconductor and computer disk drive manufacturing industries. The Company maintains reserves for potential credit losses; historically, such losses have been minor and within management's expectations. The Company's accounts receivable are principally derived from sales in the United States. All transactions are denominated in U.S. dollars. At February 28, 1998, 100% of the accounts receivable balance was due from the lender described in Note 7.

12.  INCOME TAXES

     Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on currently available evidence, that some portion or all of the deferred tax assets will not be realized. Management believes that the available objective evidence creates sufficient uncertainly regarding the realizability of deferred tax assets such that a full valuation allowance is required at February 28, 1998.

     Deferred tax assets (liabilities) comprise the following:


                                                 FEBRUARY 28,   FEBRUARY 28,
                                                    1998           1997

     Net operating loss carryforwards            $ 3,511,000    $ 2,438,000
     Inventory reserves                              149,000         60,000
     R&D credit carryforwards                        366,000        330,000
     Intangibles                                           -        283,000
     Other                                           600,000        394,000
                                                 -----------    -----------
       Gross deferred tax assets                   4,626,000      3,505,000
     Fixed assets                                    (36,000)       (67,000)
                                                 -----------    -----------
     Net deferred tax assets                       4,590,000      3,438,000
     Deferred tax assets from discontinued
       operations                                    750,000        763,000
                                                 -----------    -----------
                                                   5,340,000      4,201,000
     Valuation allowance                          (5,340,000)    (4,201,000)
                                                 -----------    -----------
       Net deferred tax asset                    $         -    $         -
                                                 -----------    -----------
                                                 -----------    -----------

     No provision for federal income taxes has been recorded because of losses incurred.


     At February 28, 1998, the Company had federal net operating loss carryforwards of approximately $9,700,000 which may be utilized to reduce future taxable income through 2013, subject to certain limitations. In accordance with section 382 of the Internal Revenue Code, the amounts of and the benefits from net operating losses that can be carried forward are limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period. The Company's initial public offering and subsequent private placements have triggered ownership changes of greater than 50% and, accordingly, the future utilization of tax carryforwards generated through the date of such offerings are limited.

13.  COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities and certain equipment under operating lease agreements, which expire in various periods through 2002. The Company also leases certain assets under long-term lease agreements that are classified as capital leases. The total amount of assets acquired under capital lease arrangements which are included in property and equipment is $47,000 and $324,000 and accumulated amortization on such assets totaled of $14,000 and $107,000, at February 28, 1998 and February 28, 1997, respectively.


     Future minimum lease obligations are payable as follows:



                                                       CAPITALIZED         OPERATING
  YEAR ENDING FEBRUARY                                    LEASES             LEASES            TOTAL

     1999                                               $  21,000        $    727,000       $    748,000
     2000                                                   9,000             467,000            476,000
     2001                                                       -             358,000            358,000
     2002                                                       -             116,000            116,000
                                                        ---------        ------------       ------------
     Total minimum lease payments                          30,000        $  1,668,000       $  1,698,000
     Less amount representing interest                     (2,000)       ------------       ------------
                                                        ---------        ------------       ------------
     Present value of minimum lease payments               28,000
     Less current portion                                 (16,000)
                                                        ---------
     Long-term portion of obligations
        under capitalized leases                        $  12,000
                                                        ---------
                                                        ---------


     Rental expense for the years ended February 28, 1998 and 1997 was $516,000 and $345,000, respectively.


14.  SEGMENT INFORMATION

     The Company groups its business into two operating segments and a corporate segment: (i) Instruments and Materials includes specialized materials produced through a patented bonding process and the Company's electrostatic discharge and secondary ion mass spectrometer measurement devices; and
     (ii) SurgX, a development stage operation that utilizes the Company's patented technology that protects microchips and related products from overvoltage.


     The segment information has been restated to reflect the discontinuance of operations of the Power Products segment (see Note 6). All results of operations relating to the Instruments portion of Instruments and Materials segment prior to its disposition have been included in the consolidated information (see Note 5).

     Consolidated business segment information as of February 28, 1998 and February 28, 1997, and for each of the years then ended is summarized as follows:



                                                         1998                1997

     Revenues:
      Instruments and Materials
        Instruments                                  $  3,688,000       $  2,194,000
        Materials                                       4,678,000          4,240,000
      SurgX                                                83,000             36,000
      Corporate                                                 -                  -
                                                     ------------       ------------
                                                     $  8,449,000       $  6,470,000
                                                     ------------       ------------
                                                     ------------       ------------

     Operating income/(loss):
      Instruments and Materials
        Instruments                                  $ (2,319,000)      $ (2,651,000)
        Materials                                       1,378,000          1,340,000
      SurgX                                            (1,315,000)          (880,000)
      Corporate                                        (2,250,000)        (2,149,000)
                                                     ------------       ------------
                                                     $ (4,506,000)      $ (4,340,000)
                                                     ------------       ------------
                                                     ------------       ------------

     Depreciation and amortization expense:
      Instruments and Materials
        Instruments                                  $    312,000       $    181,000
        Materials                                          43,000             37,000
      SurgX                                                88,000             13,000
      Corporate                                            15,000             17,000
                                                     ------------       ------------
                                                     $    458,000       $    248,000
                                                     ------------       ------------
                                                     ------------       ------------

     Identifiable assets:
      Instruments and Materials :
        Instruments (see Note 5)                     $          -       $  3,931,000
        Materials                                       1,518,000            694,000
      SurgX                                               375,000            507,000
      Corporate                                         2,600,000          2,505,000
                                                     ------------       ------------
                                                        4,493,000          7,637,000
      Plus: Net assets of discontinued operations       1,060,000          3,900,000
                                                     ------------       ------------
                                                     $  5,553,000       $ 11,537,000
                                                     ------------       ------------
                                                     ------------       ------------

     Capital expenditures:
      Instruments and Materials :
        Instruments (see Note 5)                     $     98,000       $    478,000
        Materials                                          47,000             80,000



      SurgX                                               172,000            317,000
      Corporate                                             4,000             56,000
                                                     ------------       ------------
