Form 10KSB/A
period 1998-02-28
ORYX TECHNOLOGY CORP
filed 1998-06-29
CIK 915355

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                   FORM 10-KSB/A1

 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended February 28, 1998

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

                        Commission file number  1-12680
                                                -------

                                ORYX TECHNOLOGY CORP.
                                ---------------------
         (Name of Small Business Issuer as specified in its charter)

          Delaware                                   22-2115841
         ----------                                  ----------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

     1100 Auburn Street, Fremont, California            94538
     ---------------------------------------            -----
    (Address of principal executive offices)          (Zip Code)

Issuer's Telephone Number, including area code:  (510) 492-2080

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
    Title of each class                     on which registered
    -------------------                     ----------------------

Common Stock, $.001 par value            NASDAQ/Pacific Stock Exchange
------------------------------           ------------------------------
Common Stock Purchase Warrants           NASDAQ/Pacific Stock Exchange
------------------------------           ------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                       None
                                  (Title of class)

                                      PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The names and ages of the Company's directors and executive officers are as follows:


     Name                          Position                           Age
    ------                         --------                           ---
Philip J. Micciche            President, CEO and Director             64

Mitchel Underseth             CFO and Director                        41

Andrew Intrater               Secretary, Treasurer and                36
                              Director

Dr. John H. Abeles            Director                                53

Jay M. Haft                   Director                                62

Richard Hubbard               Director                                38

Doug McBurnie                 Director                                55

Ted. D. Morgan                Director                                56

     PHILIP J. MICCICHE was elected to serve as the Company's President and Chief Executive Officer and to serve as a Director of the Company on April 25, 1997. From 1993 through 1995, Mr. Micciche was Chief Executive Officer for AXCIS Information Networks, a provider of sports information data. From 1990 through 1992, Mr. Micciche was President for Dysan International/Magnetics L.P. and oversaw its IPO in Hong Kong in 1991. From 1983 through 1990, he held several executive management positions at Xidex Corp. In one of those positions, Mr. Micciche brought the division from a loss to a substantial profit in less than 15 months. From 1983 through 1985, Mr. Micciche was Sr. VP Marketing at Xidex Magnetics where sales increased $42 million in that 2 year time period (Xidex merged with Dysan Corp. in 1985). Prior to 1983, Mr. Micciche has held positions as CEO, VP Sales, Product Sales Manager and Chief Engineer for various companies. Mr. Micciche received his BSEE from Northeastern
University in Boston.

     MITCHEL UNDERSETH has served as Chief Financial Officer of the Company since November 25, 1996 with additional responsibilities for human resources. Mr. Underseth was elected as a Director of the Company in October 1997. From August 1992 through November 1996, Mr. Underseth was Chief Financial Officer for Triptych CD/San Joaquin Packaging in Stockton, California. From March 1990 through April 1992, Mr. Underseth was Chief Financial Officer for Dysan International/Magnetic L.P., a spin-off of Xidex's Flexible Disk Group. From September 1986 through March 1990, Mr. Underseth was Vice President-Finance for Xidex Flexible Disk Group and Rigid Oxide Group in Santa Clara, California. Mr. Underseth received his M.B.A. from the University of Washington in Seattle and his B.S. in Business from Lewis and Clark College in Portland, Oregon.

     ANDREW INTRATER has been a Director, Secretary and Treasurer of the Company since its organization in July 1993. He had been employed in various executive capacities with the Company from its organization in July 1993 until March 1998 when he resigned from the Company's employment following the sale of the Company's majority ownership position in Oryx Instruments & Materials Corporation, since renamed as Oryx Instruments Corporation. Mr. Intrater is currently the President and Chief Executive Officer of Oryx Instruments Corporation. Mr. Intrater held various executive positions with ATI, the Company's predecessor corporation, since 1981. Between September, 1988 and May, 1993, Mr. Intrater served as President of ATI and was a Director since 1983.
Mr. Intrater received his B.S. in Chemical Engineering from Rutgers University and an M.S. in Materials Science from Columbia University.

     JOHN H. ABELES, M.D., has been a Director of the Company since its organization in July 1993 and of ATI commencing October 1991 and Chairman of the Board of the Company from October 1993 until April 1997. Since March 1992, Dr. Abeles has been a General Partner of Northlea Partners Ltd. ("Northlea Partners"), Boca Raton, Florida, a private investment partnership. Since 1980, Dr. Abeles has been President of MedVest, Inc., Boca Raton, Florida, a business and financial consulting firm. Dr. Abeles serves on the Board of Directors of I-Flow Corporation, Irvine, California, a publicly traded company which manufactures infusion devices, DUSA Pharmaceuticals, Inc., a publicly traded company which is developing photodynamic therapy products, and Alamar BioSciences, Inc., Sacramento, California, a publicly traded company which produces diagnostic tests.

     JAY M. HAFT has been a Director of the Company since February 1995. He is a strategic and financial consultant for growth stage companies. He is active in international corporate finance, mergers and acquisitions, as well as in the representation of emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and technical product, service and marketing companies. He is a Managing General Partner of Gen Am "1" Venture Fund, an international venture capital fund. Mr. Haft is also a Director of numerous public and private corporations, including Robotic Vision Systems, Inc. (OTC), Noise Cancellation Technologies, Inc. (OTC), Extech, Inc. (OTC), Encore Medical Corporation (OTC), Viragen, Inc. (OTC), PC Service Source, Inc. (OTC), DUSA Pharmaceuticals, Inc. (OTC), Oryx Technology Corp. (OTC) Thrift Management, Inc.
(OTC) and CCA Companies Incorporated (OTC). He serves as Chairman of the Board of Noise Cancellation Technologies, Inc. and Extech, Inc. He is currently of counsel to the law firm of Parker Duryee Rosoff & Haft, in New York. He was previously a senior corporate partner of such firm (1989-1994), and prior to that a founding partner of Wofsey, Certilman, Haft et al. (1966-1988). He is a member of the Florida Commission for Government Accountability to the People, Treasurer of the Miami Ballet and a Director of the Concert Association of Florida. He is a graduate of Yale College and Yale Law School.

     RICHARD HUBBARD has been a Director of the Company since October 1997. Mr. Hubbard is currently an analyst with the VMR High Octane Fund at Value Management & Research GmbH. The High Octane Fund invests in small to mid-cap companies worldwide. Since 1991, Mr. Hubbard has been a founding member of Namco, an African marine diamond mining and exploration company. He was a director at Acomex Ltd. where he was involved in the launch of Video Plus (a video coding and recording system) in the UK market. Mr. Hubbard was a founding partner in Connolly and Hubbard Trading, a trading company specializing in foreign exchange and commodities.

     DOUG MCBURNIE has been a Director of the Company since July 1997. Mr. McBurnie is Senior Vice President, Computer, Consumer & Network Products Group, of VLSI Technology. He is responsible for VLSI's businesses in Advanced Computing, ASIC's, Consumer Digital Entertainment and Local/Wide Area Networking. Prior to joining VLSI, Mr. McBurnie was with National Semiconductor where he was senior vice president and general manager of their Communications and Consumer Group. Previously, he was vice president and general manager of National's Local Area Network Division.
Under his leadership, National became the recognized leader in networking circuits, one of the top telecom IC suppliers, and has made a strong push into consumer entertainment markets. Prior to joining National, he held key executive positions at a number of Silicon Valley companies, including Xidex Corporation, Precision Monolithics and Fairchild Semiconductor. Mr. McBurnie holds a bachelor of arts degree in business administration from Baldwin
Wallace College in Berea, Ohio.

     TED D. MORGAN has been a Director of the Company since April 1996. He is Founder and Managing Partner of Alternative Technologies International ("ATI"), Santa Rosa, California. ATI is an international financial advisory firm specializing in services for emerging growth companies with unique proprietary technologies. Prior to founding ATI, he founded several companies including the Office Club which merged with Office Depot in 1990.

     ARVIND PATEL served as President and Chief Executive Officer of the Company from its organization through April 1997. Mr. Patel also served as a Director of the Company from its organization until October 1997. On April 25, 1997, Mr. Patel resigned as President and CEO and assumed the responsibilities of Chairman of the Company's Board of Directors. Mr. Patel resigned from the Board on October 14, 1997.

BOARD COMMITTEES AND MEETINGS

     During the fiscal year ending February 28, 1998, there were four Meetings of the Company's Board of Directors. Each Board member attended 90% or more of the aggregate of the Meetings of the Board of Directors and the Meetings of all Committees of the Board of Directors on which he served.

     The Compensation Committee was established on March 28, 1995. The members of the Compensation Committee are Dr. John H. Abeles, Jay M. Haft and Richard Hubbard, none of whom is an employee of the Company. The
Compensation Committee makes recommendations with respect to compensation of senior officers and granting of stock options and stock awards.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended February 28, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with in a timely manner.

Item 10.  EXECUTIVE COMPENSATION

CASH COMPENSATION

     The following table sets forth the total compensation earned by the Chief Executive Officer and the Company's other executive officers whose total salary and compensation exceeded $100,000 for services rendered in all capacities for the year ended February 28, 1998 and for the years ended February 28, 1997 and February 29, 1996.


Name and              Fiscal                                     Other Annual
Principal Position    Year         Salary         Bonus          Compensation
------------------   -------      ---------      ------        ---------------

Philip Micciche,      1998         $127,308       $ --           $4,000
President & CEO

Mitchel Underseth     1998         $137,558       $44,053*       $3,600
CFO                   1997         $ 31,900       $25,000**      $1,200

Andrew Intrater,      1998         $135,000       $ --           $8,578***
Secretary/Treasurer   1997         $125,583       $ --           $8,578***
                      1996         $103,063       $ --           $8,578***

Arvind Patel,         1998         $25,519        $ --           $153,081****
President & CEO       1997         $168,866       $ --           $3,600
                      1996         $140,996       $ --           $3,600

-----------------------

* Mr. Underseth received a $44,053 performance bonus in March 1998 attributable to fiscal year 1998.

**   Pursuant to Mr. Underseth's agreement to join Oryx, a $25,000 signing bonus was paid to Mr. Underseth subject to a minimum employment of one year.

*** Other compensation in relation to Mr. Intrater consists of premiums paid on behalf of Mr. Intrater for term life insurance in the face amount of $1,000,000 which is payable to Mr. Intrater's beneficiary upon his death, less the amount of the premiums theretofore paid on his behalf which are remitted to the Company.

**** Mr. Patel ceased being President and CEO of the Company on April 25, 1997. He remained a Director through the Company's Annual Meeting in October 1997. Reflects $149,481 of severance payments pursuant to terms and conditions of the separation agreement with Mr. Patel executed in June 1997.

     The following table sets forth as to the Chief Executive Officer and each of the executive officers named under the Summary Compensation Table, certain information with respect to grants of options to purchase shares of Common Stock of the Company as of and for the year ended February 28, 1998.


                                        OPTION/SAR GRANTS
                                  Year Ended February 28, 1998

                      Number of
                      Securities        % of Total
                      Underlying        Options/SARs    Exercise
                      Option/SARs       Granted to      or Base
                      Granted           Employees in    Price ($     Exp.
                      Number (#)        1998            per share)   Date
                     ------------      --------------   ----------  --------
Philip Micciche       200,000                 14%          $1.38    4/29/02
                      320,000                 23%          $1.58    9/23/01
Mitchel Underseth      30,000                  2%          $1.26    6/26/01
                      290,000                 21%          $1.58    9/23/01
Andrew Intrater       290,000                 21%          $1.58    9/23/01
Arvind Patel          100,000                  7%          $1.94    4/29/02

-------------------

     EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement dated as of April 25, 1997 with Mr. Philip Micciche, terminable immediately by either party, providing for annual compensation of $150,000 during the term of the agreement and increases in salary based upon the compensation committee's recommendation. In the event Mr. Micciche is terminated without cause by the Company, he will receive his annual compensation for six months.

     The Company entered into an employment agreement dated as of November 1, 1996 with Mr. Mitchel Underseth, terminable immediately by either party, providing for annual compensation of $120,000, and with increases in salary based upon the compensation committee's recommendation. In the event Mr. Underseth is terminated without cause by the Company, he will receive his annual compensation for six months.

     The Company entered into an employment agreement dated as of May 3, 1993 with Mr. Andrew Intrater, terminable immediately by either party, providing for annual compensation of $100,000 during the term of the agreement and increases in salary based upon the compensation committee's recommendation. In the event Mr. Intrater is terminated without cause by the Company, he will receive his annual compensation for six months. Mr. Intrater has also entered into a non-competition agreement with the Company which precludes his engagement in competitive activities during the term of his employment, precludes him from soliciting customers and employees of the Company for a period of twelve months following termination of his employment, and also requires Mr. Intrater to maintain the confidentiality of information and proprietary data relating to the Company and its activities. On February 27, 1998, this employment agreement terminated as Mr. Intrater resigned from the Company's employment following the sale of the Company's majority ownership interest in Oryx Instruments & Materials Corporation, since renamed as Oryx Instruments Corporation. Mr. Intrater continues to serve as Director, Secretary and Treasurer of the Company.

     The Company entered into an employment agreement with Arvind Patel on April 15, 1993, providing for annual compensation of $137,000 during the term of the agreement. Mr. Patel's employment with the Company was terminated on April 25, 1997. On June 6, 1997, Mr. Patel entered into a separation agreement with the Company. Under the terms of the separation agreement Mr. Patel received twelve months of severance through April 24, 1998 equivalent to his monthly salary as of April 24, 1997. In 1993, Mr. Patel also entered into a non-competition agreement with the Company which precludes him from soliciting customers and employees of the Company for a period of twelve months following termination of his employment, and also requires Mr. Patel to maintain the confidentiality of information and proprietary data relating to the Company and its activities.

     The Company currently offers basic health and major medical insurance to its employees. The Company has adopted a non-contributory 401(k) Plan for its employees who wish to participate on a voluntary basis, but no retirement, pension or similar program has been adopted by the Company.

REMUNERATION OF NON-EMPLOYEE DIRECTORS

     Each member of the Board of Directors who is not an employee of the Company is compensated for his services as Director as follows: $750.00 for each Board Meeting attended in person, and $250.00 for each Board Meeting attended by telephone. In addition, the Company grants each non-employee member of the Board of Directors options as described below.

DESCRIPTION OF INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN

     On March 3, 1993, the Company adopted its Incentive and Nonqualified Stock Option Plan (the "Plan") under which, as subsequently amended, 2,625,000 shares of Common Stock have been reserved for issuance to officers, directors, employees and consultants of the Company upon exercise of options designated as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 or upon exercise of nonstatutory options. The primary purpose of the Plan is to attract and retain capable executives, employees, directors, advisory board members and other consultants by offering such individuals a greater personal interest in the Company's business by encouraging stock ownership. The Plan is administered by a compensation committee consisting of outside members of the Board of Directors which will determine, among other things, the persons to be granted options, the number of shares subject to each option and the option price. The Plan terminates on March 3, 2003.

     The exercise price of any incentive stock option granted under the Plan to an eligible employee must be equal to the fair market value of the shares on the date of grant, and with respect to persons owning more than 10% of the outstanding Common Stock, the exercise price may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. The Compensation Committee determines the term of each option and the manner in which it may be exercised provided that no incentive stock option may be exercisable more than ten years after the date of grant, except for optionees who own more than 10% of the Company's Common Stock, in which case the option may not be for more than five years. Further, no Director of the Company or other person who is not an employee of the Company will be eligible to receive incentive stock options. From the date of grant until three months prior to the exercise, the optionee must be an employee of the Company in order to exercise any options, except in the case of disability or death of the employee. Options are not transferable except upon the death of the optionee. In the event of disability, options must be exercised within twelve months of termination of employment as determined by the Compensation Committee. Nonqualified options will have similar terms except the exercise price therefor may not be less than 85% of the fair market value of the shares underlying such options, and the term of such nonqualified options may not extend beyond ten years and one week. The Compensation Committee has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option.

     The Company has issued options to purchase an aggregate of 2,422,000 shares of Common Stock of the Company pursuant to the Plan to the following officers and key employees of the Company (as well as other employees of the Company) at the weighted average exercise prices described below as of April 30, 1998:

                                                        Weighted
                                                         Average
                                   Number               Exercise
     Name                        of Shares                Price
     -----                      -----------            ---------
     Philip Micciche               520,000              $1.580
     Mitchel Underseth             409,000              $1.705
     Andrew Intrater               385,625              $1.666
     Arvind Patel                  341,569(1)           $1.845
     James Intrater                152,250              $1.484
     Karen P. Shrier                84,000              $1.072

     Under the terms of the grant, the options will vest in various increments over various periods following the date of grant. In addition, in the event of an optionee's disability, all options granted will immediately vest, and in the event of an optionee's death, all options will similarly vest but expire one year thereafter. In the event the optionee voluntarily terminates his or her employment or should such employment be terminated by the Company, options that are vested through the date of termination may be exercised for a period of three months following the date of termination.

     (1) Pursuant to Mr. Patel's separation agreement, his option grants will remain exercisable for the term of ten years from the grant date.

DIRECTORS' NON-QUALIFIED STOCK OPTION PLAN

     At the Company's 1996 Annual Stockholders' Meeting, the Company's stockholders approved the establishment of the 1996 Directors Non-Qualified Stock Option Plan (the "1996 Directors Plan") providing for grants to the Company's non-employee Directors ("Outside Directors") in order to attract and retain Outside Directors who possess a high degree of competence, experience, leadership and motivation.

     A total of 120,000 shares of Common Stock were reserved for issuance to the Company's Outside Directors upon exercise of non-qualified options. The 1996 Director's Plan is administered by the Compensation Committee of the Company's Board of Directors, which will at all times consist solely of Outside Directors. Under the 1996 Directors Plan, Outside Directors received options to purchase 30,000 shares of the Company's Common Stock, effective as of April 1, 1996 or such later date on which any such Outside Director was appointed to the Board of Directors. However, the grant date of such initial grants was September 20, 1996, the date of the Company's Annual Meeting of Stockholders at which the Directors Plan was approved, for purposes of determining the exercise price. Each Outside
Director who joins the Company's Board of Directors subsequent to the approval of the 1996 Directors Plan will initially receive options to purchase 30,000 shares of the Company's Common Stock, effective as of the date he or she is appointed or elected to the Company's Board of Directors.
In October 1997, outside director, Mr. Hubbard, was granted options to purchase 30,000 shares of the Company's Common Stock.

     At the Company's 1995 Annual Stockholders' Meeting, the Company's stockholders approved the establishment of the 1995 Directors Non-Qualified Stock Option Plan (the "1995 Directors Plan") providing for grants to the Company's non-employee Directors ("Outside Directors") in order to attract and retain Outside Directors who possess a high degree of competence, experience, leadership and motivation. The Board of Directors and the Compensation Committee therefore deemed it advisable to adopt the Directors Plan under which non-qualified stock options to purchase 225,000 shares of the Company's Common Stock may be granted to the Company's Outside Directors.

     A total of 225,000 shares of Common Stock were reserved for issuance to the Company's Outside Directors upon exercise of non-qualified options. The 1995 Director's Plan is administered by the Compensation Committee of the Company's Board of Directors, which will at all times consist solely of Outside Directors. Under the 1995 Directors Plan, Outside Directors received options to purchase 45,000 shares of the Company's Common Stock, effective as of February 6, 1995 or such later date on which each such Outside Director was appointed to the Board of Directors. However, the grant date of such initial grants for purposes of determining the exercise price was August 1, 1995, the date of the Company's Annual Meeting of Stockholders at which the 1995 Directors Plan was approved. Each Outside Director who joins the Company's Board of Directors subsequent to the approval of the Directors Plan will initially receive options to purchase 45,000 shares of the Company's Common Stock, effective as of the date he or she is appointed or elected to the Company's Board of Directors. On September 24, 1997, Messrs. Hubbard and McBurnie were granted options to purchase 15,000 and 45,000 shares of the Company's Common Stock, respectively.

     All options granted under the 1995 and 1996 Directors Plans will vest in three equal annual installments commencing with the date of grant, provided that the Outside Director continues to serve on the Company's Board of Directors. The exercise price of the options granted under the 1995 & 1996 Directors Plans will be equal to the fair market value of the Company's Common Stock on the date of grant. The options are not transferable except upon the death of the optionee. In the event of an optionee's disability, all options granted will immediately vest, and in the event of an optionee's death, all options will similarly vest but expire one year thereafter. In the event the optionee voluntarily resigns from the Board of Directors or ceases to serve as a Board Member, options that are vested through the date of such resignation or cessation may be exercised for a period of three months thereafter. Both 1995 and 1996 Directors Plans provide that it may not be amended more than once every six months, other than to comport with changes in the Internal Revenue Code of 1986, as amended, the Employee Retirement Income Security Act, or the rules thereunder. The Compensation Committee has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option.

ADDITIONAL GRANTS OF OPTIONS

     On May 10, 1994, the Company issued nonqualified options to Materials Modification, Inc. and Ms. Renee Ford, consultants to the Company, to purchase 3,000 shares and 9,000 shares of Common Stock of the Company, respectively, at an exercise price of $1.07 per share. The options were immediately vested and expire ten years following the date of vesting. An additional 25,000 shares, at an exercise price of $1.26, was issued to Materials Modification, Inc. on June 25, 1996.

     On April 1, 1996, the Company issued a nonqualified option to John Larson, a consultant to the Company, to purchase 30,000 shares of the Company's Common Stock at an exercise price of $1.31 per share. The option is presently fully vested.

     On February 27, 1998, in consideration for a bridge loan, the Company issued a Stock Warrant to a financial institution to purchase 174,546 shares of the Company's Common Stock at an exercise price of $1.15 per share. This Warrant shall be exercisable at any time from the date hereof until February 27, 2001.

     On April 27, 1998, the Company issued non-statutory options to former key employees of Oryx Power Products to purchase a total of 205,000 shares of the Company's Common Stock at an exercise price of $0.95 per share. The exercise price on these grants will be reduced according to a formula based upon the level of earn-out the Company achieves pursuant to its sale agreement with Todd Power Corporation If the Company receives the maximum $4,000,000 under the earn-out, then the exercise price will be reduced to $0.25 per share. These options will vest only if the key employees remain employed with Todd Power Corporation through May 31, 1999, the earn-out period.

SUBSIDIARY STOCK PLANS

     In November 1995, the Company's subsidiary, SurgX Corporation, adopted a stock option plan under which the Board of Directors of SurgX granted options to management to purchase Class B common shares in the subsidiary at the fair market value of such shares as determined by the SurgX Board of Directors.
Class B common shares authorized for issuance in SurgX are identical to the 10,000,000 shares of Class A common shares owned by the Company, except that the Class A common shares possess a liquidation preference. 1.5 million shares of SurgX Class B common shares are available for issuance under this stock plan. Such options are not transferable except in the event of a public offering of the subsidiary's stock, and may be re-purchased by SurgX at its option. Grants under the plan are for amounts, vesting periods and option terms established by the SurgX Board of Directors. As of April 30, 1998, there were 304,000 SurgX stock options granted which vest ratably over a five year period.

Item 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of April 30, 1998 (i) by each person who is known to the Company to be the owner of more than five percent (5%) of the Company's Common Stock, (ii) by each of the Company's Directors, (iii) by each of the Company's executive officers, and (iv) by all Directors and executive officers of the Company as a group. As of April 30,

1998, there were issued and outstanding 13,124,821 shares of Common Stock of the Company.


                                        Number of             Percent of
  Name and Address                      Shares of             Beneficially
or Identity of Group                    Common Stock            Owned
---------------------                 ----------------        ------------
Philip Micciche (1)
1100 Auburn Street                       66,667                    *
Fremont, CA  94538

Mitchel Underseth (2)                    33,000                    *
1100 Auburn Street
Fremont, CA  94538

Andrew Intrater (3)                     294,959                  2.2%
47341 Bayside Parkway
Fremont, CA  94538

John Abeles (4)                         536,672                  4.1%
2365 Northwest 41st Street
Boca Raton, FL  33431

Jay M. Haft(5)                          151,300                  1.2%
2 Grove Isle Dr, #1208B
Coconut Grove, FL  33122

Ted D. Morgan (6)                        29,700                    *
1304 S. Point Boulevard, Ste. 220
Petaluma, CA  94954

Windstar Investments N.V.(7)          1,163,947                  8.9%
200 East Broward Blvd.,
Suite 1900
Fort Lauderdale, FL  33302

AIB Govett Asset Mgmt. Ltd.             930,000                  7.1%
Shackleton House
4 Battle Bridge Lande
London, England S31 2HR




VMR High Octane Fund                    842,105                  6.4%
c/o Meespeirson Fund Services
19-20 North Quay
Douglas, Isle of Man 1M991M

Arvind Patel (8)                        484,569                  3.7%
425 Alvardo Street
San Francisco, CA  94114

All Officers and Directors
as a Group (8 persons) (9)            1,596,867                 12.2%


___________________________

*    Represents less than 1%

(1) Represents shares subject to stock options exercisable as of April 30, 1998 or within 60 days thereafter.

(2) Represents shares subject to stock options exercisable as of April 30, 1998 or within 60 days thereafter.

(3) Includes 61,875 shares subject to stock options exercisable as of April 30, 1998 or within 60 days thereafter, 500 shares of Common Stock issuable upon conversion of Warrants.

(4) Includes 303,008 shares of Common Stock held by Northlea Partners Ltd. of which Dr. Abeles is the General Partner, and 35,000 shares issuable upon conversion of the Company's Series A Preferred Stock also held by Northlea Partners. Also includes 9,375 shares of Common Stock issuable upon exercise of certain Bridge Warrants. Includes 37,000 shares of Common Stock issuable upon conversion of Warrants, held by Northlea Partners. Also includes 55,500 shares subject to stock options exercisable as of April 30, 1998 or within 60 days thereafter. Also includes 96,789 shares of Common Stock issuable upon conversion of the 1996 Bridge Warrant.

(5) Includes 55,500 shares subject to stock options exercisable as of April 30, 1998 or within 60 days thereafter. Also includes 22,000 shares of common stock issuable upon conversion of Warrants.

(6) Represents shares subject to stock options exercisable as of April 30, 1998 or within 60 days thereafter.

(7) Includes 497,280 shares of common stock issuable upon conversion of warrants.

(8) Represents 341,569 shares subject to stock options exercisable as of April 30, 1998 or within 60 days thereafter, and 35,000 shares held as a custodian for Mr. Patel's minor children. Also includes 16,096 shares of common stock issuable upon conversion of the 1996 Bridge Warrant.

(9) Includes an aggregate of 822,475 shares issuable upon exercise of warrants and stock options and conversion of Preferred Stock, included pursuant to notes (1)-(6,8).

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In May 1995, the Company completed a private placement consisting of 2,536,290 shares of Common Stock pursuant to which the Company received proceeds of approximately $1,900,000. Northlea Partners, Ltd., acquired for a consideration of $150,000, 200,000 shares of this private placement. Mr. Nitin T. Mehta, Director of the Company, acquired for himself and through his retirement account set up by Mehta & Co., Inc., 573,334 shares of Common Stock for a consideration of $430,000 principal amount. Mrs. Judith A. Schindler, wife of Bruce L. Schindler, then a Director of the Company, acquired for a consideration of $50,000, 66,667 common shares of this private placement. Jay M. Haft, a Director of the Company, acquired 89,600 shares of Common Stock for $67,200 consideration. Andrew Wilson, then the Company's Chief Financial Officer, acquired 10,000 shares for $7,500 consideration. Arvind Patel, then the Company's Chief Executive Officer and a Director, acquired for himself and his two children a total of 40,000 shares for a consideration of $30,000.

     In February 1996, the Company issued warrants to purchase 332,551 shares of Common Stock at a per share price of $1.25 in connection with a bridge loan made to the Company which was subsequently repaid. Northlea Partners, Ltd. received warrants to purchase 96,789 shares of Common Stock relating to this bridge loan. Mr. Nitin Mehta, then a director, received warrants to purchase 117,049 shares of Common Stock relating to this bridge loan. Arvind Patel, then a Director and President and CEO of the

Company, received warrants to purchase 16,096 shares of Common Stock relating to this bridge loan.

     In August 1997, the Company sold, to qualified private investors, 2,000,000 shares of its Series A Preferred Stock holdings in DAS Devices for $1,400,000. Of the 2,000,000 shares sold, approximately 19%, or 378,572 shares, were purchased by certain Directors and key employees of the Company under the same terms and conditions as the other purchasers. Of the 378,572 shares purchased, 142,857 shares were purchased by Arvind Patel, then President and Chief Executive Officer of the Company.

Item 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

          None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of June, 1998.

                                        ORYX TECHNOLOGY CORP.



                                        By: /S/ PHILIP J. MICCICHE
                                           ----------------------------
                                           Philip J. Micciche,
                                           President & CEO


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.


SIGNATURE                      TITLE                       DATE
----------                     ------                      ------

/s/ Philip J. Micciche         President, CEO              June 26, 1998
--------------------------     and Director
Philip J. Micciche


/s/ Mitchel Underseth          Chief Financial             June 26, 1998
-------------------------      Officer and Director
Mitchel Underseth


/s/ Andrew Intrater            Secretary, Treasurer        June 26, 1998
-------------------------      And Director
Andrew Intrater

/s/ John H. Abeles             Director                    June 26, 1998
-------------------------
John H. Abeles


/s/ Jay M. Haft                Director                    June 26, 1998
-------------------------
Jay M. Haft


/s/ Richard Hubbard            Director                    June 26, 1998
------------------------
Richard Hubbard



/s/ Doug McBurnie              Director                    June 26, 1998
-----------------------
Doug McBurnie


/s/ Ted D. Morgan              Director                    June 26, 1998
-----------------------
Ted D. Morgan

                                      20