Form 10QSB
period 1998-05-31
ORYX TECHNOLOGY CORP
filed 1998-07-15
CIK 915355

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                    FORM 10-QSB
(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998.

                                          OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

  The number of shares outstanding of the issuer's Common Stock as of May 31, 1998 was 13,124,821.

                               ORYX TECHNOLOGY CORP.

                                    FORM 10-QSB

                                 Table of Contents




                                                                               Page
PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements and Notes to Condensed
          Consolidated Financial Statements..................................     3

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................     8

PART II.  OTHER INFORMATION

Item 5.   Other information .................................................    11

Item 6.   Exhibits and Reports on Form 8-K...................................    11


PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                               ORYX TECHNOLOGY CORP.
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)




                                             May 31, 1998       February 28, 1998
                                           ----------------    -------------------
                    ASSETS
 Current assets:
   Cash and cash equivalents                 $  2,280,000        $      722,000
   Accounts receivable, net                       743,000             1,100,000
   Inventories                                    416,000               397,000
   Other current assets                           217,000               670,000
   Net assets of discontinued operations                -             1,060,000
                                           --------------      ----------------
      Total current assets                      3,656,000             3,949,000
 Property and equipment, net                      509,000               490,000
 Other assets                                   1,092,000             1,114,000
                                           --------------      ----------------
                                             $  5,257,000        $    5,553,000
                                           --------------      ----------------
                                           --------------      ----------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Bank borrowings                           $      4,000        $      129,000
   Capital lease obligations                       11,000                16,000
   Deferred revenue                               870,000               874,000
   Accounts payable                               313,000               431,000
   Accrued liabilities                            884,000               998,000
                                           --------------      ----------------
      Total current liabilities                 2,082,000             2,448,000

 Deferred gain                                    646,000               646,000
 Capital lease obligations, less current           12,000                12,000
   portion
 Bank borrowings, less current portion             18,000                    -
                                           --------------      ----------------
      Total  liabilities                        2,758,000             3,106,000
                                           --------------      ----------------

 Stockholders' equity:
 Series A 2% Convertible Cumulative
   Preferred Stock                                107,000               107,000
 Common Stock, 13,124,821 issued and
   outstanding                                     13,000                13,000
 Additional paid in capital                    19,893,000            19,711,000
 Accumulated deficit
                                             (17,514,000)          (17,384,000)
                                           --------------      ----------------
      Total stockholders' equity                2,499,000             2,447,000
                                           --------------      ----------------
                                             $  5,257,000        $    5,553,000
                                           --------------      ----------------
                                           --------------      ----------------


      See the accompanying notes to condensed consolidated financial statements.

                               ORYX TECHNOLOGY CORP.
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)



                                                         Three Months Ended
                                                              May 31,
                                                  ------------------------------
                                                       1998              1997
                                                  -------------      -----------
 Net Revenue                                      $   1,287,000      $ 1,942,000
 Cost of sales                                          943,000        1,390,000
                                                  -------------      -----------
   Gross profit                                         344,000          552,000
                                                  -------------      -----------
 Operating expenses:
   Marketing and selling                                 58,000          266,000
   General and administrative                           311,000          916,000
   Research and development                              73,000        1,269,000
                                                  -------------      -----------
        Total operating expenses                        442,000        2,451,000
                                                  -------------      -----------

 Loss from operations                                  (98,000)      (1,899,000)
 Interest income (expense), net                        (31,000)           14,000
                                                  -------------      -----------

 Loss from continuing operations                      (129,000)      (1,885,000)
                                                  -------------      -----------

 Loss from discontinued operations                            -        (658,000)
                                                  -------------      -----------

 Net loss                                             (129,000)      (2,543,000)
 Dividends                                              (1,000)          (2,000)
                                                  -------------      -----------
     Net loss attributable to Common Stock        $   (130,000)     $(2,545,000)
                                                  -------------     ------------
                                                  -------------     ------------

 Basic and diluted loss per common share from
   continuing operations                          $      (0.01)     $     (0.15)
                                                  -------------      -----------
                                                  -------------      -----------
 Basic and diluted loss per common share from
   discontinued operations                        $           -     $     (0.05)
                                                  -------------      -----------
                                                  -------------      -----------
      Basic and diluted net loss per common share $      (0.01)     $     (0.20)
                                                  -------------      -----------
                                                  -------------      -----------
  Weighted average common shares used to compute
    basic and diluted net loss per share (Note 4)    13,125,000       13,046,000
                                                  -------------      -----------
                                                  -------------      -----------

      See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                               May 31,
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------
 Cash flows from operating activities:
  Net  loss                                           $(129,000)   $(2,543,000)
 Adjustments to reconcile net loss
      to net cash provided by (used in) operating
      activities:
    Loss from discontinued operations                          -        658,000
    Depreciation and amortization                         34,000        100,000
 Changes in assets and liabilities:
      Accounts receivable, net                           357,000        196,000
      Inventories                                       (19,000)       (83,000)
      Other current assets                               453,000      (150,000)


      Other assets                                        22,000       (90,000)
      Accounts payable                                 (118,000)      (391,000)
      Accrued liabilities                                 64,000        319,000
                                                     -----------    -----------
     Net cash provided by (used in) continued
       operations                                        664,000    (1,984,000)
     Net cash provided by (used in) discontinued
       operations                                      1,060,000      (340,000)
                                                     -----------    -----------
     Net cash provided by (used in) operations         1,724,000    (2,324,000)
                                                     -----------    -----------
 Cash flows from investing activities:
  Capital expenditures                                  (53,000)      (129,000)
                                                     -----------    -----------
     Net cash used in investing activities              (53,000)      (129,000)
                                                     -----------    -----------
 Cash flows from financing activities:
  Repayment of bank line of credit                     (129,000)              -
  Proceeds from (repayment of) notes payable              22,000        (6,000)
  Proceeds from issuance of common stock warrants,
    net                                                        -        215,000
  Other                                                  (6,000)          6,000
                                                     -----------    -----------
    Net cash provided by (used in) financing
      activities                                       (113,000)        215,000
                                                     -----------    -----------
 Net increase (decrease) in  cash and cash
   equivalents                                         1,558,000    (2,238,000)

 Cash and cash equivalents at beginning of period        722,000      2,389,000
                                                     -----------    -----------
 Cash and cash equivalents at end of period           $2,280,000   $    151,000
                                                     -----------    -----------
                                                     -----------    -----------


      See the accompanying notes to condensed consolidated financial statements.

                               ORYX TECHNOLOGY CORP.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL

The information contained in the following Notes to Condensed Consolidated Financial Statements is condensed; accordingly, the financial statements contained herein should be reviewed in conjunction with the Company's Form 10-KSB for the year ended February 28, 1998.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The financial information for the periods ended May 31, 1998 and 1997 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its subsidiary at May 31, 1998, and the results of their operations and cash flows for the three month periods ended May 31, 1998 and May 31, 1997.

NOTE 2 - STOCKHOLDERS' EQUITY

The Company issued options to former key employees of Oryx Power Products Corporation in connection with the sale of substantially all of the properties, assets, rights, business and certain liabilities of Oryx Power Products Corporation ("Power Products") to Todd Power Corporation. The increase in paid in capital for the three month period ended May 31, 1998 reflects the fair market value of these options.

NOTE 3 - INVENTORIES

The components of inventory were as follows:


                                                May 31,             February 28,
                                                 1998                  1998
                                             -------------        --------------
 Raw materials                               $   102,000           $     84,000
 Finished goods                                  314,000                313,000
                                             -------------        --------------
                                             $   416,000           $    397,000
                                             -------------        --------------
                                             -------------        --------------


NOTE 4 - LOSS PER SHARE

Basic earnings per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as options, warrants, and preferred stock. Due to the net losses from operations incurred for the three month periods ended May 31, 1998 and May 31, 1997, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share.

NOTE 5 - NEW CREDIT FACILITY

In March 1998, the Company amended its credit facility reducing the Accounts Receivable Revolving Batch Facility and Inventory Credit Line from $4,000,000 and $1,500,000 respectively, to a maximum borrowing of $500,000 each. Under the amended agreement, the Accounts Receivable Revolving Batch Facility expires in March 1999 and the Inventory Credit Line expires in May 1999. At May 31, 1998, the Company did not have amounts outstanding under the Accounts Receivable Revolving Batch Facility or the Inventory Credit Line.

NOTE 6 - NEW ACCOUNTING STANDARD

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements for the periods beginning after December 15, 1997. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources including unrealized gains and losses on available-for-sale securities. Reclassification of financial statements for earlier periods for comparative purposes is required. It is not expected that adoption of SFAS 130 will have an impact on the Company's consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operations segments in annual financial statements for the periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It is not expected that adoption of SFAS 131 will have an impact on the Company's consolidated financial statements.

NOTE 7 - DISPOSITION

On March 2, 1998, the Company sold substantially all of the properties, assets, rights, business and certain liabilities of Power Products for $2,000,000 in cash and a contingent additional amount up to $4,000,000 to be calculated based upon sales of certain specified products to specified customers during the fourteen month period immediately following the closing of the transaction. As the Company had a loss on disposal, all losses were recognized as if the transaction was completed as of February 28, 1998. The sale of Power Products had been accounted for as a discontinued operation and accordingly the net assets held for sale and operating results of Power Products for the fiscal year ended February 28, 1998 and three months ended May 31, 1997 were segregated and reported as discontinued operations. At May 31, 1998, the Company had not yet recorded any of the additional consideration related to the sale of Power Products as the sales contingencies had not been meet.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended February 28, 1998.

Some of the information in this report, including the discussion of the Company's strategy, and various statements concerning the Company's plans for expansion and expectations for growth constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the risks and uncertainties described under the caption "Risk Factors" set forth in Part I of the Company's Form 10-KSB, as amended, and those identified by the Company from time to time in other filings with the Securities and Exchange Commission (the "Commission"), press releases and other communications.

In addition to an analysis of recent and historical financial results, the Form 10-KSB, as amended, includes an analysis of certain of the risks of the Company's business, including risks relating to the competitive environment in which the Company operates. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible problems which the Company might face. All investors should carefully read the Form 10-KSB, together with this Form 10-QSB, and consider all such risks before making an investment decision with respect to the Company's securities

BUSINESS SEGMENTS

During fiscal 1998, the Company embarked upon a major restructuring program which resulted in the sale on February 27, 1998 of the Instruments business segment of Oryx Instruments and Materials Corporation, and the sale on March 2, 1998 of substantially all the assets of Oryx Power Products Corporation. Following this restructuring, the Company has organized into two operating segments: SurgX Corporation and a Materials business segment. In addition, a corporate segment includes certain activities that are not related to any other operations. The businesses are as follows:


          Segment/Subsidiary                 Businesses
          ------------------                 ----------
          SurgX Corporation                  - Surge Protection Components
          Materials                          - Sputtering Target Assemblies


In the course of selling the business units described above, the Company disposed of business segments which had accounted for a substantial majority of its revenues. While the Company believes that this downsizing will substantially reduce its losses and provide capital to support on-going development activities, the actual future impact of the downsizing cannot be determined with any certainty.

RESULTS OF OPERATIONS

Operating results for the Instruments business segment, sold February 27, 1998, are reflected in the financial statements for the quarter ended May 31, 1997. Therefore, for comparison purposes, operating results for the Instruments business segment for the quarter ended May 31, 1997 are identified below:


                                                       QUARTER ENDED                                             QUARTER ENDED
                                                        MAY 31, 1997                                              MAY 31, 1998
                                                        ------------                                             ------------
                                                                                          Instruments
                                                    Oryx                 Instruments        Business                   Oryx
                                                  Technology               Business      Segment as %               Technology
                                                Consolidated               Segment          of Total              Consolidated
                                             ----------------         --------------    ----------------         --------------
 Revenues                                    $      1,942,000          $     887,000            46%              $   1,287,000

 Cost of sales                                      1,390,000                659,000            47%                    943,000
                                             ----------------         --------------                             --------------

 Gross Profit                                         552,000                228,000            41%                    344,000

 Operating expenses:
   Marketing and sales                                266,000                237,000            89%                     58,000
   General and administrative                         916,000                117,000            13%                    311,000
   Research and development                         1,269,000                545,000            43%                     73,000
                                             ----------------         --------------                            --------------
      Total operating expenses                      2,451,000                899,000                                   442,000

 Loss from operations                         $   (1,899,000)         $    (671,000)            35%            $       (98,000)
                                             ----------------         --------------                             --------------
                                             ----------------         --------------                             --------------

For the quarter ended May 31, 1998, revenues decreased by $655,000 or 34% from $1,942,000 for the quarter ended May 31, 1997, to $1,287,000 for the quarter ended May 31, 1998. This decrease in revenues reflects the loss of sales from the Instruments business segment, partially offset by an increase in sales of sputtering target assemblies from the retained Materials business segment.

The Company's gross profit decreased from $552,000 for the quarter ended May 31, 1997, to $344,000 for the quarter ended May 31, 1998, representing a decrease of $208,000 or 38%. The decrease in gross profit is primarily attributable to the loss of gross profit contribution from the Instruments business segment.

Marketing and selling expenses decreased from $266,000 for the quarter ended May 31, 1997, to $58,000 for the quarter ended May 31, 1998, representing a decrease of $208,000 or 78%. The decrease is primarily due to the reduction of marketing and sales expenses directly related to the Instruments business segment. Marketing and sales expenses are expected to continue at this level as the remaining business segments require minimum direct marketing and sales support.

General and administrative expenses decreased from $916,000 for the quarter ended May 31, 1997, to $311,000 for the quarter ended May 31, 1998, representing a decrease of $605,000 or 66%. The decrease in general and administrative expenses is due to an overall reduction in expenses of supporting the new organization structure, a management separation expense incurred during the quarter ended May 31, 1997, and the reduction in general and administrative costs directly associated with the Instruments business segment.

Research and development expenses decreased from $1,269,000 in the quarter ended May 31, 1997, to $73,000 for the quarter ended May 31, 1998, representing a decrease of $1,196,000 or 94%. Research and development spending decreased as a result of the elimination of research and development expenses associated with the Instruments business segment, elimination of SurgX development activities related to on-chip (integrated circuit) ESD protection, and an increase in development funding which offset research and development expenses. The
Company anticipates research and development costs to increase as development activities on improvements in electrical performance and reductions in manufacturing costs for its SurgX technology continue. The Company believes these development objectives must be achieved to enhance the commercial viability of this technology.

While the Company believes it has adequate resources to support these activities, there can be no assurance that any technological enhancements can be commercially developed, or that, if developed, will actually increase the commercial viability of the SurgX technology. The Company's research and development expenses in the past were partially funded with development contracts which are now substantially exhausted. While the Company is actively pursuing new development funding contracts, there can be no assurance that the Company will be successful in securing new contracts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased by $73,000 from a surplus of $1,501,000 at February 28, 1998 to a surplus of $1,574,000 at May 31, 1998. Cash and cash equivalents increased by $1,558,000 from $722,000 for the year ended February 28, 1998 to $2,280,000 for the quarter ended May 31, 1998. This increase in cash and cash equivalents is primarily due to proceeds from the sale of the business of Oryx Power Products Corporation and the Instruments business segment. Management believes it has sufficient capital to meet its fiscal year 1999 operating plan. In the event the Company does not meet its operating plan, however, there can be no assurance that the Company will be able to raise capital through an asset sale or development contract in a timely manner, or at all.










                                    PART II

                                OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.              Description of Document
          -----------              -----------------------
          27.1                     Financial Data Schedule

     (b)  Reports on Form 8-K

          During the quarter ended May 31, 1998, the Company filed two Current Reports on Form 8-K.

                                      SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ORYX TECHNOLOGY CORP.

     Dated:  July 15, 1998              By:  /s/ Philip J. Micciche
                                           -----------------------------------
                                             Philip J. Micciche
                                             Principal Executive Officer




                                             /s/ Mitchel Underseth
                                           -----------------------------------
                                             Mitchel Underseth
                                             Principal Financial and Accounting
                                             Officer