Form 10KSB/A
period 1998-02-28
ORYX TECHNOLOGY CORP
filed 1998-10-15
CIK 915355

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
                                            ---------------

                                ORYX TECHNOLOGY CORP.
--------------------------------------------------------------------------------
             (Name of Small Business Issuer as specified in its charter)

           Delaware                                              22-2115841
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1100 Auburn Street, Fremont, California                            94538
-----------------------------------------------                  ----------
(Address of principal executive offices)                         (Zip Code)

     Issuer's Telephone Number, including area code:  (510) 492-2080
                                                    ------------------
     Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
    Title of each class                  On which registered
    -------------------                  -------------------

Common Stock, $.001 par value                  NASDAQ
-----------------------------           ------------------------
Common Stock Purchase Warrants                 NASDAQ
------------------------------          ------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                        None
--------------------------------------------------------------------------------
                                   (Title of class)

   Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X     No
               ---       ---

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB   [ X ]
                                               ---

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

   13,124,821 shares of the Company's Common Stock were outstanding as of April 30, 1998.

   Transitional Small Business Disclosure Format (check one):
Yes       No  X
    ---      ---

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) EXHIBITS

      23.1  Consent of PricewaterhouseCoopers LLP, Independent Accountants

   (b) FINANCIAL STATEMENTS

         The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB/A2.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of October, 1998.

                                   ORYX TECHNOLOGY CORP.



                                   By: /s/ Philip J. Micciche
                                       ----------------------
                                       Philip J. Micciche,
                                       President & CEO


     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                        Date
---------                      -----                        ----


                               President, CEO
/s/ Philip J. Micciche         and Director                October 14, 1998
----------------------         (Principal Executive
Philip J. Micciche              Officer


                               Secretary, Treasurer
/s/ Andrew Intrater            and Director                October 14, 1998
----------------------
Andrew Intrater


                               Chief Financial
/s/ Mitchel Underseth          Officer and Director        October 14, 1998
----------------------         (Principal Financial
Mitchel Underseth               and Accounting Officer)


/s/ John H. Abeles             Director                    October 14, 1998
----------------------
John H. Abeles


(signatures continued next page)

(signatures continued from previous page)

Signature                      Title                        Date
---------                      -----                        ----


/s/ Jay M. Haft                Director                    October 14, 1998
----------------------
Jay M. Haft



/s/ Richard Hubbard            Director                    October 14, 1998
----------------------
Richard Hubbard


/s/ Doug McBurnie              Director                    October 14, 1998
----------------------
Doug McBurnie


/s/ Ted D. Morgan              Director                    October 14, 1998
----------------------
Ted D. Morgan

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



PRICE WATERHOUSE LLP

San Jose, California
May 22, 1998

ORYX TECHNOLOGY CORP.
Consolidated Balance Sheet
--------------------------------------------------------------------------------


                                                        FEBRUARY 28,    FEBRUARY 28,
                                                            1998            1997
                      ASSETS
Current assets:
  Cash and cash equivalents                            $    722,000     $   2,389,000
  Accounts receivable, net of allowance for doubtful
   accounts of $93,000 and $60,000                        1,100,000         1,617,000
  Inventories                                               397,000         2,132,000
  Other current assets                                      670,000            73,000
  Net assets of discontinued operations                   1,060,000         3,900,000
                                                       ------------     -------------
     Total current assets                                 3,949,000        10,111,000

Property and equipment, net                                 490,000         1,200,000
Other assets                                              1,114,000           226,000
                                                       ------------     -------------
                                                       $  5,553,000     $  11,537,000
                                                       ============     =============


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank borrowings                                      $    129,000     $           -
  Capital lease obligations                                  16,000            38,000
  Deferred revenue                                          874,000           450,000
  Accounts payable                                          431,000         1,317,000
  Accrued liabilities                                       998,000           900,000
                                                       ------------     -------------
     Total current liabilities                            2,448,000         2,705,000

Deferred gain (Note 5)                                      646,000                 -
Capital lease obligations, less current portion              12,000            35,000
                                                       ------------     -------------
     Total liabilities                                    3,106,000         2,740,000
                                                       ------------     -------------


Commitments and contingencies (Notes 1 and 13)

Stockholders' equity:
  Series A 2% Convertible Cumulative Preferred Stock,
   $0.001 par value; 3,000,000 shares authorized;
   4,500 shares issued and outstanding,
   liquidation value $113,000                               107,000           107,000
  Common Stock, $0.001 par value; 25,000,000 shares
   authorized; 13,124,821 and 12,961,692 issued
   and outstanding                                           13,000            13,000
  Additional paid-in capital                             19,711,000        18,920,000
  Accumulated deficit                                   (17,384,000)      (10,243,000)
                                                       ------------     -------------
     Total stockholders' equity                           2,447,000         8,797,000
                                                       ------------     -------------
                                                       $  5,553,000     $  11,537,000
                                                       ============     =============


The accompanying notes are an integral part of these financial statements.

ORYX TECHNOLOGY CORP.
Consolidated Statement of Operations
--------------------------------------------------------------------------------


                                                                          YEAR ENDED               YEAR ENDED
                                                                         FEBRUARY 28,             FEBRUARY 28,
                                                                             1998                     1997
Net revenue                                                              $  8,449,000             $  6,470,000
Cost of sales                                                               6,234,000                4,605,000
                                                                         ------------             ------------
  Gross profit                                                              2,215,000                1,865,000
                                                                         ------------             ------------

Operating expenses:
  Marketing and selling                                                     1,141,000                1,109,000
  General and administrative                                                2,911,000                2,939,000
  Research and development                                                  2,669,000                2,157,000
                                                                         ------------             ------------
    Total operating expenses                                                6,721,000                6,205,000
                                                                         ------------             ------------

Loss from operations                                                       (4,506,000)              (4,340,000)
Interest income (expense), net                                               (350,000)                  10,000
Equity in loss of investee                                                          -                  (20,000)
Net gain on sales of investment                                             1,383,000                        -
                                                                         ------------             ------------

Loss from continuing operations                                            (3,473,000)              (4,350,000)

Discontinued operations:
  Income (loss) from discontinued operations                               (3,588,000)               2,348,000
  Loss on disposal of discontinued operations                                 (78,000)                       -
                                                                         ------------             ------------
    Income (loss) from discontinued operations                             (3,666,000)               2,348,000
                                                                         ------------             ------------

Net loss                                                                   (7,139,000)              (2,002,000)
Dividends                                                                      (2,000)                 (10,000)
                                                                         ------------             ------------
    Net loss attributable to Common Stock                                $ (7,141,000)            $ (2,012,000)
                                                                         ============             ============

Basic and diluted loss per common share from continuing operations       $      (0.26)            $      (0.41)
Basic and diluted income (loss) per common share from discontinued
    operations                                                                  (0.28)                    0.22
                                                                         ------------             ------------
    Basic and diluted net loss per common share (Note 2 )                $      (0.54)            $      (0.19)
                                                                         ============             ============

Weighted average common shares used to compute
  basic and diluted net loss per share (Note 2 )                           13,105,000               10,650,000
                                                                         ============             ============


The accompanying notes are an integral part of these financial statements.

ORYX TECHNOLOGY CORP.
Consolidated Statement of Stockholders' Equity
--------------------------------------------------------------------------------



                                               SERIES A 2%
                                         CONVERTIBLE CUMULATIVE                         ADDITIONAL
                                             PREFERRED STOCK         COMMON STOCK         PAID-IN        ACCUMULATED
                                            SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL          DEFICIT         TOTAL
Balance at February 29, 1996                34,875   $ 832,000   9,228,668    $  9,000  $ 13,629,000    $ (8,231,000)   $ 6,239,000

Issuance of Common Stock and warrants
  in private placements, net of issuance
  costs of $681,000                              -           -   2,836,130       4,000     4,139,000               -      4,143,000
Issuance of Common Stock upon exercise
  of options                                     -           -     187,318           -       230,000               -        230,000
Issuance of Common Stock upon exercise
  of warrants                                    -           -     349,590           -       599,000               -        599,000
Issuance of warrants in exchange for
  services                                       -           -           -           -        60,000               -         60,000
Repurchase of underwriter units                  -           -           -           -      (475,000)              -       (475,000)
Conversion of Preferred Stock to Common
  Stock                                    (30,375)   (725,000)    366,875           -       738,000               -         13,000
Net Loss                                         -           -           -           -             -      (2,002,000)    (2,002,000)
Preferred Stock dividend                         -           -           -           -             -         (10,000)       (10,000)
                                           -------   ---------  ----------    --------  ------------    ------------    -----------
Balance at February 28, 1997                 4,500     107,000  12,968,581      13,000    18,920,000     (10,243,000)     8,797,000

Proceeds from SurgX Corporation
  subsidiary stock sale, net of issuance
  costs of $15,000                               -           -           -           -       485,000               -        485,000
Issuance of Common Stock upon exercise
  of warrants                                    -           -     156,240           -       213,000               -        213,000
Issuance of warrants in exchange for
  financing services                             -           -           -           -        93,000               -         93,000
Net Loss                                         -           -           -           -             -      (7,139,000)    (7,139,000)
Preferred Stock dividend                         -           -           -           -             -          (2,000)        (2,000)
                                           -------   ---------  ----------    --------  ------------    ------------    -----------
Balance at February 28, 1998                 4,500   $ 107,000  13,124,821    $ 13,000  $ 19,711,000    $(17,384,000)   $ 2,447,000
                                           =======   =========  ==========    ========  ============    ============    ===========



The accompanying notes are an integral part of these financial statements.

ORYX TECHNOLOGY CORP.
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


                                                                                    YEAR ENDED     YEAR ENDED
                                                                                   FEBRUARY 28,   FEBRUARY 28,
                                                                                       1998           1997
Cash flows from operating activities:
  Net loss                                                                        $  (7,139,000) $  (2,002,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss (income) from discontinued operations                                        3,666,000     (2,348,000)
    Equity in loss of investee                                                                -         20,000
    Gain on sale of investment                                                       (1,383,000)             -
    Value of warrants issued for services and debt issuance                              93,000         60,000
    Depreciation and amortization                                                       458,000        248,000
      Changes in assets and liabilities (net of effects from disposal of subsidiaries):
        Accounts receivable                                                            (483,000)      (877,000)
        Inventories                                                                     548,000     (1,546,000)
        Other current assets                                                           (148,000)       105,000
        Other assets                                                                     20,000         14,000
        Deferred revenue                                                                609,000        117,000
        Accounts payable                                                               (622,000)      (862,000)
        Accrued liabilities                                                             694,000        426,000
                                                                                  -------------  -------------
          Net cash used in continuing operating activities                           (3,687,000)    (6,645,000)
          Net cash provided by (used in) discontinued operations                       (826,000)     2,251,000
                                                                                  -------------  -------------
          Net cash used in operations                                                (4,513,000)    (4,394,000)
                                                                                  -------------  -------------
Cash flows from investing activities:
  Capital expenditures                                                                 (321,000)      (931,000)
  Investment in development stage company                                                     -        (25,000)
  Net proceeds from sale of an investment                                             1,383,000              -
                                                                                  -------------  -------------
          Net cash provided by (used in) investing activities                         1,062,000       (956,000)
                                                                                  -------------  -------------
Cash flows from financing activities:
  Accounts receivable financing                                                       1,000,000              -
  Borrowings from (repayment of) bank line of credit                                    129,000       (352,000)
  Repayment of notes payable                                                                  -       (400,000)
  Payment of capital lease obligations                                                  (38,000)       (21,000)
  Proceeds from sale of minority interest in SurgX Corp.                                485,000              -
  Proceeds from issuance of Common Stock and warrants, net                                    -      4,143,000
  Proceeds from exercise of options for Common Stock                                          -        243,000
  Proceeds from exercise of warrants for Common Stock                                   213,000        599,000
  Repurchase of underwriter units                                                             -       (475,000)
  Payment of preferred stock dividend                                                    (2,000)       (10,000)
  Other                                                                                  (3,000)        97,000
                                                                                  -------------  -------------
          Net cash provided by financing activities                                   1,784,000      3,824,000
                                                                                  -------------  -------------
Net decrease in cash and cash equivalents                                            (1,667,000)    (1,526,000)
Cash and cash equivalents at beginning of period                                      2,389,000      3,915,000
                                                                                  -------------  -------------
Cash and cash equivalents at end of period                                        $     722,000  $   2,389,000
                                                                                  =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during the period                                                 $     298,000  $      50,000
                                                                                  =============  =============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquired under capital lease obligations                 $       8,000  $      54,000
                                                                                  =============  =============


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

3.   DETAILS OF BALANCE SHEET COMPONENTS

                                                  FEBRUARY 28,   FEBRUARY 28,
                                                       1998         1997
     Inventories:
       Raw materials                               $  84,000    $ 1,211,000
       Work-in-progress                                    -        153,000
       Finished goods                                313,000        768,000
                                                   ---------    -----------
                                                   $ 397,000    $ 2,132,000
                                                   =========    ===========

     Property and equipment:
       Machinery and equipment                     $ 459,000    $   852,000
       Furniture and fixtures                        225,000        759,000
       Automobiles                                    11,000         11,000
       Leasehold improvements                        105,000        225,000
                                                   ---------    -----------
                                                     800,000      1,847,000
       Less:  Accumulated depreciation              (310,000)      (647,000)
                                                   ---------    -----------
                                                   $ 490,000    $ 1,200,000
                                                   =========    ===========

     Accrued liabilities:
       Compensation                                $ 316,000    $   205,000
       Professional fees                             199,000        203,000
       Warranty                                            -        150,000
       Facilities                                     31,000         72,000
       Disposal related costs                        138,000              -
       Other                                         314,000        270,000
                                                   ---------    -----------
                                                   $ 998,000    $   900,000
                                                   =========    ===========

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

     Current assets                               $  338,000
     Furniture and equipment                         300,000
     Research and development in process             670,000
     Purchased technology                            340,000
     Goodwill                                        355,000
                                                  ----------
       Total assets                                2,003,000
                                                  ----------

     Accounts payable and accrued liabilities        460,000
     Capital lease assumed                           268,000
     Bank loans assumed                              555,000
                                                  ----------
       Total liabilities                           1,283,000
                                                  ----------
          Total purchase price                    $  720,000
                                                  ==========

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

     The components of net assets of discontinued operations included in the Consolidated Balance Sheet are as follows:


                                                FEBRUARY 28,   FEBRUARY 28,
                                                    1998          1997
     Cash                                        $    13,000    $   691,000
     Accounts receivable                             228,000      1,840,000
     Inventory                                     2,571,000      2,663,000
     Other current assets                             95,000         98,000
                                                  ----------     ----------
       Current Assets                              2,907,000      5,292,000

     Property & equipment, net                     1,158,000      1,474,000
     Non current assets                              632,000        909,000
                                                  ----------     ----------
       Total assets                                4,697,000      7,675,000

     Current liabilities                          (2,567,000)    (2,284,000)
     Non current liabilities                      (  245,000)    (  854,000)
     Mandatorily redeemable securities            (  825,000)    (  637,000)
                                                  ----------     ----------
       Total liabilities                          (3,637,000)    (3,775,000)
                                                  ----------     ----------
       Net assets of discontinued operations     $ 1,060,000    $ 3,900,000
                                                 ===========    ===========

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

     A summary of stock option activity under the 1993 Plan and the Directors' Plans is as follows:

                                                     OPTIONS OUTSTANDING
                                                   -------------------------
                                                                    WEIGHTED-
                                        SHARES                       AVERAGE
                                       AVAILABLE                     EXERCISE
                                          FOR                         PRICE
                                         GRANT          SHARES      PER SHARE
     Balance at February 28, 1996       608,382        738,618        $1.54

     Additional shares authorized       620,000              -            -
     Options granted                   (786,500)       786,500        $1.94
     Options canceled                   143,253       (143,253)       $1.90
     Options exercised                        -       (187,318)       $1.22
                                      ---------     ----------
     Balance at February 28, 1997       585,135      1,194,547        $1.81

     Additional shares authorized     1,000,000              -            -
     Options granted                 (1,530,000)     1,530,000        $1.54
     Options canceled                   162,621       (162,621)       $1.96
     Options exercised                        -              -            -
                                      ---------     ----------
     Balance at February 28, 1998       217,756      2,561,926        $1.64
                                      =========     ==========

     The following table summarizes information about employee stock options outstanding at February 28, 1998:

                                  OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                      ---------------------------------------------- -----------------------------
                                    WEIGHTED-AVERAGE
                                       REMAINING         WEIGHTED-                    WEIGHTED-
     RANGE OF            NUMBER       CONTRACTUAL         AVERAGE        NUMBER        AVERAGE
     EXERCISE PRICES   OUTSTANDING       LIFE          EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
     ---------------   -----------  ----------------   --------------  -----------  --------------

     $1.00 - 1.38       911,040          8.3            $  1.27        273,589        $  1.14
     $1.58 - 2.25     1,625,886          8.5               1.82        627,458           1.95
     $2.38 - 3.00        25,000          6.2               2.95         18,770           2.95
                      ---------                                       --------
        Total         2,561,926          8.4            $  1.64        919,817        $  1.73
                      =========                                       ========

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

     WARRANTS
     The following warrants at February 28, 1998, and the number of shares of the Company's Common Stock which may be purchased at exercise, were outstanding and exercisable at February 28, 1998:



      ORIGINAL      ISSUABLE          WARRANT       WARRANT          WARRANT
      WARRANTS       COMMON        COMMENCEMENT   EXPIRATION         EXERCISE
     OUTSTANDING     SHARES            DATE          DATE             PRICE

      1,173,900    2,291,495         Apr. 1994     Apr. 1999          $3.50
         37,500       37,500         Oct. 1994     Oct. 2004          $2.00
        379,000      558,585         Nov. 1994     Oct. 2004          $2.00
        322,551      322,551         Feb. 1996     Jan. 2001          $1.25
        400,000      400,000         Feb. 1996     Mar. 2001          $1.00
        100,000      100,000         Feb. 1996     Mar. 2001          $5.00
        100,000      100,000         Apr. 1996     Mar. 2001          $1.31
         90,730       90,730         Dec. 1996     Dec. 2001          $1.90
         40,000       76,000         Dec. 1996     Apr. 1999          $3.50
         72,800       72,800         Feb. 1997     Feb. 2002          $1.90
        174,546      174,546         Feb. 1998     Feb. 2001          $1.15
      ---------    ---------
      2,891,027    4,224,207
      =========    =========


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

     Deferred tax assets (liabilities) comprise the following:


                                                 FEBRUARY 28,   FEBRUARY 28,
                                                    1998           1997

     Net operating loss carryforwards            $ 3,511,000    $ 2,438,000
     Inventory reserves                              149,000         60,000
     R&D credit carryforwards                        366,000        330,000
     Intangibles                                           -        283,000
     Other                                           600,000        394,000
                                                 -----------    -----------
       Gross deferred tax assets                   4,626,000      3,505,000
     Fixed assets                                    (36,000)       (67,000)
                                                 -----------    -----------
     Net deferred tax assets                       4,590,000      3,438,000
     Deferred tax assets from discontinued
       operations                                    750,000        763,000
                                                 -----------    -----------
                                                   5,340,000      4,201,000
     Valuation allowance                          (5,340,000)    (4,201,000)
                                                 -----------    -----------
       Net deferred tax asset                    $         -    $         -
                                                 ===========    ===========

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


     Future minimum lease obligations are payable as follows:



                                                       CAPITALIZED         OPERATING
  YEAR ENDING FEBRUARY                                    LEASES             LEASES            TOTAL

     1999                                               $  21,000        $    727,000       $    748,000
     2000                                                   9,000             467,000            476,000
     2001                                                       -             358,000            358,000
     2002                                                       -             116,000            116,000
                                                        ---------        ------------       ------------
     Total minimum lease payments                          30,000        $  1,668,000       $  1,698,000
     Less amount representing interest                     (2,000)       ============       ============
                                                        ---------
     Present value of minimum lease payments               28,000
     Less current portion                                 (16,000)
                                                        ---------
     Long-term portion of obligations
        under capitalized leases                        $  12,000
                                                        =========


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

     Consolidated business segment information as of February 28, 1998 and February 28, 1997, and for each of the years then ended is summarized as follows:


                                                         1998                1997

     Revenues:
      Instruments and Materials
        Instruments                                  $  3,688,000       $  2,194,000
        Materials                                       4,678,000          4,240,000
      SurgX                                                83,000             36,000
      Corporate                                                 -                  -
                                                     ------------       ------------
                                                     $  8,449,000       $  6,470,000
                                                     ============       ============

     Operating income/(loss):
      Instruments and Materials
        Instruments                                  $ (2,319,000)      $ (2,651,000)
        Materials                                       1,378,000          1,340,000
      SurgX                                            (1,315,000)          (880,000)
      Corporate                                        (2,250,000)        (2,149,000)
                                                     ------------       ------------
                                                     $ (4,506,000)      $ (4,340,000)
                                                     ============       ============

     Depreciation and amortization expense:
      Instruments and Materials
        Instruments                                  $    312,000       $    181,000
        Materials                                          43,000             37,000
      SurgX                                                88,000             13,000
      Corporate                                            15,000             17,000
                                                     ------------       ------------
                                                     $    458,000       $    248,000
                                                     ============       ============

     Identifiable assets:
      Instruments and Materials :
        Instruments (see Note 5)                     $          -       $  3,931,000
        Materials                                       1,518,000            694,000
      SurgX                                               375,000            507,000
      Corporate                                         2,600,000          2,505,000
                                                     ------------       ------------
                                                        4,493,000          7,637,000
      Plus: Net assets of discontinued operations       1,060,000          3,900,000
                                                     ------------       ------------
                                                     $  5,553,000       $ 11,537,000
                                                     ============       ============

     Capital expenditures:
      Instruments and Materials :
        Instruments (see Note 5)                     $     98,000       $    478,000
        Materials                                          47,000             80,000
       SurgX                                              172,000            317,000
      Corporate                                             4,000             56,000
                                                     ------------       ------------
                                                          321,000            931,000
                                                     ============       ============