Form 10QSB
period 1998-08-31
ORYX TECHNOLOGY CORP
filed 1998-10-15
CIK 915355

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark one)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  /X/     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998.


                                       OR


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  / /     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.



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

     The number of shares outstanding of the issuer's Common Stock as of August 31, 1998 was 13,124,821.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents


PART I.  FINANCIAL INFORMATION                                                                   Page

Item 1.  Condensed Consolidated Financial Statements and Notes to Condensed Consolidated
         Financial Statements....................................................................  3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations...........................................................................  8


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...............................................  11

Item 6.  Exhibits and Reports on Form 8-K........................................................  11

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                    August 31, 1998         February 28, 1998
                                                                  --------------------     ---------------------
                             ASSETS
Current assets:
  Cash and cash equivalents                                        $        1,847,000        $          722,000
  Accounts receivable, net                                                    849,000                 1,100,000
  Inventories                                                                 415,000                   397,000
  Other current assets                                                        187,000                   670,000
  Net assets of discontinued operations                                             -                 1,060,000
                                                                   ------------------        ------------------
         Total current assets                                               3,298,000                 3,949,000
Property and equipment, net                                                   470,000                   490,000
Other assets                                                                1,129,000                 1,114,000
                                                                   ------------------        ------------------
                                                                   $        4,897,000        $        5,553,000
                                                                   ------------------        ------------------
                                                                   ------------------        ------------------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                                                  $            3,000        $          129,000
  Capital lease obligations                                                     5,000                    16,000
  Deferred revenue                                                            612,000                   874,000
  Accounts payable                                                            500,000                   431,000
  Accrued liabilities                                                         753,000                   998,000
                                                                   ------------------        ------------------
         Total current liabilities                                          1,873,000                 2,448,000

Deferred gain                                                                 646,000                   646,000
Capital lease obligations, less current portion                                12,000                    12,000
Bank borrowings, less current portion                                          18,000                         -
                                                                   ------------------        ------------------
         Total  liabilities                                                 2,549,000                 3,106,000
                                                                   ------------------        ------------------


Stockholders' equity:
  Series A 2% Convertible Cumulative Preferred
     Stock                                                                    107,000                   107,000
  Common Stock, 13,124,821 issued and outstanding                              13,000                    13,000
  Additional paid in capital                                               19,904,000                19,711,000
  Accumulated deficit                                                     (17,676,000)              (17,384,000)
                                                                   ------------------        ------------------
         Total stockholders' equity                                         2,348,000                 2,447,000
                                                                   ------------------        ------------------
                                                                   $        4,897,000        $        5,553,000
                                                                   ------------------        ------------------
                                                                   ------------------        ------------------

   See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                Three Months Ended                    Six Months Ended
                                                                     August 31,                           August 31,
                                                        -----------------------------------------------------------------------
                                                               1998               1997               1998              1997
                                                        ---------------    ---------------    ---------------   ---------------
Net Revenue                                               $  1,256,000      $   2,546,000      $   2,543,000     $    4,488,000
Cost of sales                                                  841,000          2,014,000          1,784,000          3,404,000
                                                          ------------       ------------       ------------       ------------
  Gross profit                                                 415,000            532,000            759,000          1,084,000
                                                          ------------       ------------       ------------       ------------

Operating expenses:
 Marketing and selling                                          56,000            343,000            114,000            609,000
 General and administrative                                    351,000            628,000            662,000          1,544,000
 Research and development                                      172,000          1,068,000            245,000          2,337,000
                                                                             ------------       ------------       ------------
       Total operating expenses                                579,000          2,039,000          1,021,000          4,490,000
                                                          ------------       ------------       ------------       ------------

Loss from operations                                          (164,000)        (1,507,000)          (262,000)        (3,406,000)
Interest income (expense), net                                   2,000            (60,000)           (29,000)           (46,000)
                                                          ------------       ------------       ------------       ------------

Loss from continuing operations                               (162,000)        (1,567,000)          (291,000)        (3,452,000)
                                                          ------------       ------------       ------------       ------------

Loss from discontinued operations                                    -         (1,105,000)                 -         (1,763,000)
                                                          ------------       ------------       ------------       ------------

Net loss                                                      (162,000)        (2,672,000)          (291,000)        (5,215,000)
Dividends                                                            -              1,000             (1,000)           (1, 000)
                                                          ------------       ------------       ------------       ------------

    Net loss attributable to Common Stock                 $   (162,000)      $ (2,671,000)       $  (292,000)       $(5,216,000)
                                                          ------------       ------------       ------------       ------------
                                                          ------------       ------------       ------------       ------------

Basic and diluted loss per common share from
  continuing operations                                   $      (0.01)      $      (0.12)      $      (0.02)      $      (0.26)
                                                          ------------       ------------       ------------       ------------
                                                          ------------       ------------       ------------       ------------

Basic and diluted loss per common share from
  discontinued operations                                            -              (0.08)                 -              (0.14)
                                                          ------------       ------------       ------------       ------------
                                                          ------------       ------------       ------------       ------------
     Basic and diluted net loss per common share          $      (0.01)      $      (0.20)      $      (0.02)      $      (0.40)
                                                          ------------       ------------       ------------       ------------
                                                          ------------       ------------       ------------       ------------

 Weighted average common shares used to compute
  basic and diluted net loss per share (Note 4)             13,125,000         13,125,000         13,125,000         13,086,000
                                                          ------------       ------------       ------------       ------------
                                                          ------------       ------------       ------------       ------------

    See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Six Months Ended
                                                                                       August 31,
                                                                          -------------------------------------
                                                                          ----------------     ----------------
                                                                                1998                 1997
                                                                          ----------------     ----------------
Cash flows from operating activities:
 Net loss                                                                  $     (291,000)      $    (5,215,000)
Adjustments to reconcile net loss
 to net cash provided by (used in) operating activities:
   Loss from discontinued operations                                                    -             1,763,000
   Depreciation and amortization                                                   83,000               192,000
   Non-cash stock compensation charge                                              11,000                     -
Changes in assets and liabilities:
   Accounts receivable, net                                                       251,000             1,396,000
   Inventories                                                                    (18,000)              335,000
   Other current assets                                                           483,000              (154,000)
   Other assets                                                                   (15,000)              (68,000)
   Deferred revenue                                                              (262,000)                    -
   Accounts payable                                                                69,000              (650,000)
   Accrued liabilities                                                            (63,000)              540,000
                                                                          ----------------     ----------------
   Net cash provided by (used in) continued operations                            248,000            (1,861,000)
   Net cash provided by (used in) discontinued operations                       1,060,000            (1,249,000)
                                                                          ----------------     ----------------
   Net cash provided by (used in) operations                                    1,308,000            (3,110,000)
                                                                          ----------------     ----------------

Cash flows from investing activities:
 Capital expenditures                                                             (63,000)             (227,000)
                                                                          ----------------     ----------------
    Net cash used in investing activities                                         (63,000)             (227,000)
                                                                          ----------------     ----------------

Cash flows from financing activities:
 Repayment of bank line of credit                                                (129,000)                    -
 Proceeds from notes payable                                                       21,000               743,000
 Proceeds from exercise of options and warrants for common stock                        -               208,000
 Other                                                                            (12,000                 5,000
                                                                          ----------------     ----------------
    Net cash provided by (used in) financing activities                          (120,000)              956,000
                                                                          ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                            1,125,000            (2,381,000)

Cash and cash equivalents at beginning of period                                  722,000             2,389,000
                                                                          ----------------     ----------------
Cash and cash equivalents at end of period                                $     1,847,000       $         8,000
                                                                          ----------------     ----------------
                                                                          ----------------     ----------------

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

The financial information for the periods ended August 31, 1998 and 1997 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its subsidiary at August 31, 1998, and the results of their operations and cash flows for the three and six month periods ended August 31, 1998 and August 31, 1997.

NOTE 2 - STOCKHOLDERS' EQUITY

On August 11, 1998, the Company entered into a seventeen month Marketing Agreement (the "Agreement") to receive investor relation services from Continental Capital. In consideration for services to be received, the Company will issue to Continental Capital 40,500 shares of common stock, an additional 162,000 shares of common stock, subject to certain escrow provisions, and a warrant to purchase 60,000 shares of common stock at $1.09 per share with a two-year term. The Company will recognize expense as the services are received.

NOTE 3 - INVENTORIES

The components of inventory were as follows:

                              August 31,                     February 28,
                                 1998                            1998
                          -----------------              -------------------
Raw materials                 $     99,000                 $         84,000
Finished goods                     316,000                          313,000
                          -----------------              -------------------
                              $    415,000                 $        397,000
                          -----------------              -------------------
                          -----------------              -------------------

NOTE 4 - LOSS PER SHARE

Basic earnings per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as options, warrants, and preferred stock. Due to the net losses from operations incurred for the three and six month periods ended August 31, 1998 and August 31, 1997, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic earnings per share in any period presented. Anti-dilutive securities and common stock equivalents at August 31, 1998 which could be dilutive in future periods include common stock options to purchase 2,776,000 shares of common stock, warrants to purchase 4,694,000 shares of common stock, 4,500 shares of Series A preferred stock which may be converted into 53,000 shares of common stock and the minority interest investment and subsidiary stock options to purchase 304,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.

NOTE 5 - CREDIT FACILITY

In March 1998, the Company amended its credit facility reducing the Accounts Receivable Revolving Batch Facility and Inventory Credit Line from $4,000,000 and $1,500,000 respectively, to a maximum borrowing of $500,000 each. Under the amended agreement, the Accounts Receivable Revolving Batch Facility expires in March 1999 and the Inventory Credit Line expires in August 1999. At August 31, 1998, the Company did not have amounts outstanding under the Accounts Receivable Revolving Batch Facility or the Inventory Credit Line.

NOTE 6 - COMPREHENSIVE INCOME

In March 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources including unrealized gains and losses on available-for-sale securities. There is no difference between net loss attributable to common stock and comprehensive loss for all periods presented.


NOTE 7 - NEW ACCOUNTING STANDARD

In June 1997, the FASB issued SFAS No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operations segments in annual financial statements for the periods beginning after December 15, 1997. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It is not expected that adoption of SFAS 131 will have an impact on the Company's consolidated financial statement disclosures.

NOTE 8 - DISPOSITION

On March 2, 1998, the Company sold substantially all of the properties, assets, rights, business and certain liabilities of Power Products for $2,000,000 in cash and a contingent additional amount up to $4,000,000 to be calculated based upon sales of certain specified products to specified customers during the fourteen month period immediately following the closing of the transaction. As the Company had a loss on disposal, all losses were recognized as if the transaction was completed as of February 28, 1998. The sale of Power Products had been accounted for as a discontinued operation and accordingly the net assets held for sale and operating results of Power Products for the fiscal year ended February 28, 1998 and six months ended August 31, 1997 were segregated and reported as discontinued operations. At August 31, 1998, the Company had not yet recorded any of the additional consideration related to the sale of Power Products as the sales contingencies required for such additional consideration had not been met.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB, as amended, for the fiscal year ended February 28, 1998.

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

In addition to an analysis of recent and historical financial results, the Form 10-KSB, as amended, includes an analysis of certain of the risks of the Company's business, including risks relating to the competitive environment in which the Company operates. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether or to what extent any of such risks will be realized nor can there be any assurance that the Company has identified all possible problems that the Company might face. All investors should carefully read the Form 10-KSB, as amended, together with this Form 10-QSB, and the Company's other public filings, and consider all such risks before making an investment decision with respect to the Company's securities.

BUSINESS SEGMENTS

During fiscal 1998, the Company embarked upon a major restructuring program that resulted in the sale on February 27, 1998 of the Instruments business segment of Oryx Instruments and Materials Corporation, and the sale on March 2, 1998 of substantially all the assets and the business of Oryx Power Products Corporation. Following this restructuring the Company has organized into two operating segments: SurgX Corporation and a Materials business segment. In addition, a corporate segment includes certain activities that are not related to any other operations. The businesses are as follows:


                  Segment/Subsidiary                   Businesses
                  ------------------                   ----------
                  SurgX Corporation           - Surge Protection Components
                  Materials                   - Sputtering Target Assemblies

In the course of selling the business units described above, the Company disposed of business segments that had accounted for a substantial majority of its revenues. While the Company believes that this downsizing will substantially reduce its losses and provide capital to support on-going development activities, the actual future impact of the downsizing cannot be determined with any certainty.

Operating results for the Instruments business segment, sold February 27, 1998, are reflected in the financial statements for the three and six months periods ended August 31, 1997. Therefore, for comparison purposes only, operating results for the Instruments business segment for the six months ended August 31, 1997 are identified below:


                                                  SIX MONTHS ENDED                          SIX MONTHS ENDED
                                                   AUGUST 31, 1997                           AUGUST 31, 1998
                                                   ---------------                           ---------------
                                                                                 Instruments
                                            Oryx             Instruments           Business               Oryx
                                         Technology            Business           Segment as           Technology
                                        Consolidated            Segment           % of Total           Consolidated
                                       ----------------     ---------------    ----------------    ------------------
Revenues                                $    4,488,000        $  1,922,000           43%              $    2,543,000

Cost of sales                                3,404,000           1,686,000           50%                   1,784,000
                                       ----------------     ---------------                        ------------------

Gross Profit                                 1,084,000             236,000           22%                     759,000

Operating expenses:
  Marketing and sales                          609,000             562,000           92%                     114,000
  General and administrative                 1,544,000             177,000           11%                     662,000
  Research and development                   2,337,000             985,000           42%                     245,000
                                       ----------------     ---------------                        ------------------
     Total operating expenses                4,490,000           1,724,000                                 1,021,000

Loss from operations                    $   (3,406,000)      $  (1,488,000)          44%              $     (262,000)
                                       ----------------     ---------------                        ------------------
                                       ----------------     ---------------                        ------------------

RESULTS OF OPERATIONS

For the quarter ended August 31, 1998, revenues decreased by $1,290,000 or 51% from 2,546,000 for the quarter ended August 31, 1997, to $1,256,000 for the quarter ended August 31, 1998. Revenues for the six months ended August 31, 1998 decreased $1,945,000 or 43% from $4,488,000 for the six months ended August 31, 1997 to $2,543,000 for the six months ended August 31,1998. The decrease in revenues for both periods is primarily related to the loss of sales from the Instruments business segment.

The Company's gross profit decreased from $532,000 for the quarter ended August 31, 1997, to $415,000 for the quarter ended August 31, 1998, representing a decrease of $117,000 or 22%. Gross profit decreased by $325,000 or 30% from $1,084,000 for the six months ended August 31, 1997 to $759,000 for the six months ended August 31, 1998. The decrease in gross profit for both periods is primarily attributable to the loss of gross profit contribution from the Instruments business segment.

Marketing and selling expenses decreased from $343,000 for the quarter ended August 31, 1997, to $56,000 for the quarter ended August 31, 1998, representing a decrease of $287,000 or 84%. Marketing and selling expenses decreased by $495,000 or 81% from $609,000 for the six months ended August 31, 1997 to $114,000 for the six months ended August 31, 1998. The decrease in both periods is primarily due to the reduction of marketing and sales expenses directly related to the Instruments business segment.

General and administrative expenses decreased from $628,000 for the quarter ended August 31, 1997, to $351,000 for the quarter ended August 31, 1998, representing a decrease of $277,000 or 44%. General and administrative expenses decreased by $882,000 or 57% from $1,544,000 for the six months ended August 31, 1997 to $662,000 for the six months ended August 31, 1998. The decrease in general and administrative expenses in both periods is due to an overall reduction in expenses of supporting the new organization structure and the reduction in general and administrative costs directly associated with the Instruments business segment.

Research and development expenses decreased from $1,068,000 in the quarter ended August 31, 1997, to $172,000 for the quarter ended August 31, 1998, representing a decrease of $896,000 or 84%. Research and development expenses decreased $2,092,000 or 90% from $ 2,337,000 for the six months ended August 31, 1997 to $245,000 for the six months ended August 31, 1998. Decreases in research and development spending for both periods were primarily as a result of the elimination of research and development expenses associated with the Instruments business segment, elimination of SurgX development activities related to on-chip (integrated circuit) ESD protection, and an increase in development funding which offset research and development expenses.

The Company continues to focus its development activities on improvements in electrical performance and reductions in manufacturing costs for its SurgX technology. The Company believes these development efforts must be successful in order to enhance the commercial viability of this technology. While the Company believes it has financial and technical resources to support these activities through fiscal 1999, there can be no assurance that these technological enhancements can be commercially developed, or that, if developed, will actually increase the commercial viability of the SurgX technology. While the Company is actively pursuing new development funding contracts to offset costs of current development activities, there can be no assurance that the Company will be successful in this endeavor.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased by $76,000 from a surplus of $1,501,000 at February 28, 1998 to a surplus of $1,425,000 at August 31, 1998. Cash and cash equivalents increased by $1,125,000 from $722,000 for the year ended February 28, 1998 to $1,847,000 for the quarter ended August 31, 1998. This increase in cash and cash equivalents is primarily due to net proceeds from the sale of the business of Oryx Power Products Corporation and the Instruments business segment. Management believes it has sufficient capital to meet its fiscal year 1999 operating plan. In the event the Company does not meet its operating plan, there can be no assurance that the Company will be able to raise capital through an asset sale or development contract in a timely manner, or at all.

YEAR 2000 ISSUE

The Company has commenced, for all of its information systems, a year 2000 date conversion project to address all necessary code changes, testing and implementation. The "Year 2000 Computer Problem" creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions worldwide. Such failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business, and especially to process and account for the transfer of funds electronically. Management expects that the year 2000 compliance expense and related potential effects on the Company's earnings will be immaterial.

                                     PART II

                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          On August 11, 1998, the Company entered into a seventeen month Marketing Agreement (the "Agreement") to receive investor relations services from Continental Capital. In consideration for services to be received, the Company will issue to Continental Capital 40,500 shares of Common Stock, an additional 162,000 shares of Common Stock, subject to certain escrow provisions and a two-year warrant to purchase 60,000 shares of Common Stock at $1.09 per share. The Common Stock and the warrant to purchase Common Stock will be issued pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit No.                     Description of Document
                  ----------                      -----------------------
                  27.1                            Financial Data Schedule

         (b)      Reports on Form 8-K

                  During the quarter ended August 31, 1998, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    ORYX TECHNOLOGY CORP.

    Dated:  October 15, 1998        By:  /s/ Philip J. Micciche
                                         -----------------------------------
                                         Philip J. Micciche
                                         Principal Executive Officer




                                         /s/ Mitchel Underseth
                                         -----------------------------------
                                          Mitchel Underseth
                                          Principal Financial and Accounting
                                          Officer