Form 10KSB/A
period 1998-02-28
ORYX TECHNOLOGY CORP
filed 1998-12-04
CIK 915355

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

REGULATION AND ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances. The Company believes that its facilities and practices for controlling and disposing of the limited amount of waste and potentially hazardous materials it produces comply with applicable environmental laws and regulations. While the Company has not experienced any material adverse effect on its operations from compliance with government regulations, the development of any additional manufacturing operations by the Company may require the Company to comply with government regulations designed to protect the environment from wastes and emissions and from hazardous substances, particularly with respect to the emission of air pollutants, the discharge of cooling water, the disposal of residues and the storage of hazardous substances resulting in the expenditure of additional funds by the Company to comply with those government regulations. The extent of government regulation which might result from any future legislation or administrative action cannot be accurately predicted.

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

     Funding recognized as revenue and cost of sales associated with government contracts for the fiscal years ended February 28, 1998 was $716,000 and $734,000, respectively. This compares to revenue and cost of sales of $627,000 and $422,000, respectively, associated with government contracts for the fiscal year ended February 28, 1997.

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

     On December 4, 1996, the Company entered into a credit facility with Texas State Bank for borrowings of $530,000 bearing interest at 10.5%. The credit facility is payable over 48 monthly payments of principal and interest and is collaterized by specified manufacturing equipment. At February 28, 1998, the Company has borrowings of $360,000 under this facility which was included in net assets of discontinued operations.

     In May 1997, the Company entered into a facility which included an Accounts Receivable Revolving Batch Facility and an Inventory Line of Credit with KBK Financial, Inc. The Inventory Line of Credit provides for borrowings of up to $1.5 million ($750,000 of which is subject to an inventory appraisal). The Accounts Receivable Revolving Batch Facility allows the Company to factor up to a maximum of $4 million, provided that any amount in excess of $3.5 million is supported by an equal amount of unused availability under the Inventory Line of Credit. Under the facility, the Company is required to sell on an undiscounted, non recourse basis all accounts receivable. In exchange, advances are available to the Company up to 85% of the face amount of eligible accounts receivable (as defined) up to a maximum amount of $4 million. Accounts receivable in the amount of $1,100,000 at February 28, 1998 were due from lender. Financing costs under the arrangement are equal to the greater of the lender's base rate plus 1.25% or not less than 7.0%. In March 1998, the agreement was amended to reduce the Account Receivable Revolving Batch Facility and the Inventory Credit Line to a maximum borrowings of $500,000 each. Under the amended agreement, the Accounts Receivable Revolving Batch Facility expires in March 1999 and the Inventory Line of Credit expires in May 1999.

     At February 28, 1998, the Company had borrowings outstanding of $465,000 under the Inventory Line of Credit of which $336,000 was included in net assets of discontinued operations and advances of $1,691,000 under the Accounts Receivable Revolving Batch Facility of which $691,000 related to discontinued operations.

     In February 1998, the Company entered into a bridge loan facility with KBK Financial, Inc. for borrowings of amounts up to $1,000,000 bearing interest at the lender's base rate plus 4% with a minimum of 7% per annum. The facility expires on September 15, 1998. As consideration upon signing the facility, KBK Financial, Inc. received warrants to purchase 174,546 shares of common stock exercisable through February 2001 at an exercise price of $1.15. The Company recorded an expense of $93,000 upon issuance of the warrants. At February 28, 1998, there were no borrowings under this credit facility.

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

     YEAR 2000 ISSUE

     Many currently installed computer systems, software products and other equipment utilizing microprocessors are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000 issue."

     The Company is aware of the Year 2000 issue and has commenced a program to identify, remediate, test and develop plans to address the Year 2000 issue. The Company has no legacy mainframe or mini-computer systems. Corporate networks and computing hardware operate exclusively on Novell Netware and MicroSoft Windows Operating Systems. The Company relies on its fully integrated Macola Progression MIS system for all accounting, manufacturing, and procurement functions. The Company does not currently make use of EDI or other forms electronic data exchange (other than e-mail) with any of its customers, business partners, financial institutions or suppliers. Further, the Company has no substantial data collection, automated manufacturing, or automated testing systems which could be materially adversely affected by Year 2000 problems.

     As of February 28, 1998, the Company had completed several Year 2000 projects, including upgrade of the Novell Network Operating systems and tape backup software, evaluation of workstations for Year 2000 compliance, evaluation of the Company's MIS system and testing of beta software for the MIS system, evaluation of the Company's email and servers, evaluation of network routing, interconnect, and firewall hardware and software compliance and evaluation of the Company's telephone and voicemail equipment. The Company's review of the Year 2000 issue with respect to its internal systems preliminarily indicates no material problems.

     As of February 28, 1998, the following Year 2000 projects are in process: completion of the new email system and the conversion of email from the old system (expected completion date is December, 1998), installation of Netcellent (MACOLA) V6.7 MIS system update to convert all databases to Year 2000 compliant formats (expected completion date is January, 1999), development of a list of critical vendors and identification of any material vendor problems (expected completion is March, 1999) and evaluation of equipment containing embedded controllers (ongoing during 1998 and 1999). As of October 31, 1998, the Company's aggregate expenditures (excluding employee costs) in connection with Year 2000 compliance have been less than $10,000 and the Company estimates that the total cost of its Year 2000 projects will be approximately $50,000.

     The Company has also initiated discussions with Bussmann and Irisio, the Company's primary licensees, with respect to their state of readiness for year 2000. The Company has not yet completed its evaluation of Year 2000 compliance by Bussmann and Irisio and, upon completion of such review, will develop contingency plans if Bussmann or Irisio is not Year 2000 compliant.

     The Company currently does not anticipate that the cost of Year 2000 compliance will be material to its financial condition or results of operations. However, satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control. Should the Company's internal systems or the internal systems of one or more significant vendors, manufacturers or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected. The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's result's of operations, liquidity or financial condition. However, in the event that the Company's primary licensees, Bussmann and Irisio, or their respective customers or vendors suffer a material interruption in business activity due to computer malfunctions resulting from Year 2000 noncompliance, licensing revenues to the Company from Bussmann and/or Irisio and the Company's financial condition could be materially adversely affected. The Company's Year 2000 compliance project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of third parties it deals with. The Company believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

     Readers are cautioned that forward-looking statements contained in the Year 2000 Update should read in conjunction with the Company's disclosures about forward-looking statements immediately proceeding "Part I-Business."

             ORYX POWER PRODUCTS CORPORATION (Discontinued operations)

     On March 7, 1998, Todd Power Corporation, a New York corporation, ("Todd") acquired substantially all of the properties, assets, rights, business and certain liabilities of Oryx Power Products Corporation ("Power Products") for a purchase price of $2,000,000 in cash and a contingent additional amount of up to $4,000,000 to be calculated based upon future sales of certain of Power Products' specified products to certain named customers during the fourteen month period immediately following the sale. See note 6 of the Consolidated Financial Statements. The disposal of Power Products has been accounted for as a discontinued operation and accordingly the net assets held for disposal and operating results of Power Products were segregated and reported as discontinued operations. As the Company has estimated a loss on disposal, all losses were recognized as if the transaction was completed as of February 28, 1998. Prior year financial statements have been restated to reflect the discontinuance of the Power Products operations. Revenue from Power Products were $10,022,000 and $20,390,000 for the years ended February 28, 1998 and 1997 respectively. Income
(loss) from discontinued operations, net of taxes, were $(3,666,000) and $2,348,000 for the years ended February 28, 1998 and 1997, respectively.

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

Item 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

EXHIBIT NO.   DESCRIPTION OF EXHIBITS
   10.42      Term Promissory Note dated February 27, 1998 payable to KBK Financial, Inc.*
   10.43      Loan Agreement dated May 29, 1997 with KBK Financial, Inc.*

*    Filed herewith.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of December, 1998.

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

Signature                          Title                    Date
---------                          -----                    ----

                                   President, CEO
/s/ Philip J. Micciche             and Director             December 4, 1998
----------------------             (Principal Executive
Philip J. Micciche                 Officer)


                                   Secretary, Treasurer     December 4, 1998
/s/ Andrew Intrater                and Director
----------------------
Andrew Intrater


                                   Chief Financial          December 4, 1998
/s/ Mitchel Underseth              Officer and Director
----------------------             (Principal Financial
Mitchel Underseth                  and Accounting Officer)


/s/ John H. Abeles                 Director                 December 4, 1998
----------------------
John H. Abeles


(signatures continued next page)

(signatures continued from previous page)

Signature                          Title                    Date
---------                          -----                    ----

/s/ Jay M. Haft                    Director                 December 4, 1998
----------------------
Jay M. Haft



/s/ Richard Hubbard                Director                 December 4, 1998
----------------------
Richard Hubbard


/s/ Doug McBurnie                  Director                 December 4, 1998
----------------------
Doug McBurnie


/s/ Ted D. Morgan                  Director                 December 4, 1998
----------------------
Ted D. Morgan