Form 10QSB/A
period 1998-08-31
ORYX TECHNOLOGY CORP
filed 1998-12-04
CIK 915355

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1
 (Mark one)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  /X/     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998.


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

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Six Months Ended
                                                                                       August 31,
                                                                          -------------------------------------
                                                                          ----------------     ----------------
                                                                                1998                 1997
                                                                          ----------------     ----------------
Cash flows from operating activities:
 Net loss                                                                  $     (291,000)      $    (5,215,000)
Adjustments to reconcile net loss
 to net cash provided by (used in) operating activities:
   Loss from discontinued operations                                                    -             1,763,000
   Depreciation and amortization                                                   83,000               192,000
   Non-cash stock compensation charge                                              11,000                     -
Changes in assets and liabilities:
   Accounts receivable, net                                                       251,000             1,396,000
   Inventories                                                                    (18,000)              335,000
   Other current assets                                                           483,000              (154,000)
   Other assets                                                                   (15,000)              (68,000)
   Deferred revenue                                                              (262,000)                    -
   Accounts payable                                                                69,000              (650,000)
   Accrued liabilities                                                            (63,000)              540,000
                                                                          ----------------     ----------------
   Net cash provided by (used in) continued operations                            248,000            (1,861,000)
   Net cash used in discontinued operations                                      (940,000)           (1,249,000)
                                                                          ----------------     ----------------
   Net cash used in operations                                                   (692,000)           (3,110,000)
                                                                          ----------------     ----------------

Cash flows from investing activities:
 Capital expenditures                                                             (63,000)             (227,000)
 Proceeds from sale of discontinued operations                                  2,000,000
                                                                          ----------------     ----------------
    Net cash provided by (used in) investing activities                         1,937,000              (227,000)
                                                                          ----------------     ----------------

Cash flows from financing activities:
 Repayment of bank line of credit                                                (129,000)                    -
 Proceeds from notes payable                                                       21,000               743,000
 Proceeds from exercise of options and warrants for common stock                        -               208,000
 Other                                                                            (12,000                 5,000
                                                                          ----------------     ----------------
    Net cash provided by (used in) financing activities                          (120,000)              956,000
                                                                          ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                            1,125,000            (2,381,000)

Cash and cash equivalents at beginning of period                                  722,000             2,389,000
                                                                          ----------------     ----------------
Cash and cash equivalents at end of period                                $     1,847,000       $         8,000
                                                                          ----------------     ----------------
                                                                          ----------------     ----------------

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

Development funding from non-government third parties, that the Company recorded as an offset to its research and development expenses, increased from $30,000 for the six months ended August 31, 1997 to $255,000 for the six months ended August 31, 1998 representing an increase of $285,000. This increase resulted from recognizing the last payment of the $1.7 million development fund received between September 1997 and March 1998.

For government research and development contracts, the Company recognized $179,000 and $339,000 of revenue and $233,000 and $445,000 of cost of sales for the three and six months ended August 31, 1998. This compares to $139,000 and $261,000 of revenue and $110,000 and $183,000 of cost of sales recognized under government contracts for the three and six months ended August 31, 1997.

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

     YEAR 2000 UPDATE

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

     As of August 31, 1998, the Company had completed several Year 2000 projects, including upgrade of the Novell Network Operating systems and tape backup software, evaluation of workstations for Year 2000 compliance, evaluation of the Company's MIS system and testing of beta software for the MIS system, evaluation of the Company's email and servers, evaluation of network routing, interconnect, and firewall hardware and software compliance and evaluation of the Company's telephone and voicemail equipment. The Company's review of the Year 2000 issue with respect to its internal systems preliminarily indicates no material problems.

     As of August 31, 1998, the following Year 2000 projects are in process: completion of the new email system and the conversion of email from the old system (expected completion date is December, 1998), installation of Netcellent (MACOLA) V6.7 MIS system update to convert all databases to Year 2000 compliant formats (expected completion date is January, 1999), development of a list of critical vendors and identification of any material vendor problems (expected completion is March, 1999) and evaluation of equipment containing embedded controllers (ongoing during 1998 and 1999). As of August 31, 1998, the Company's aggregate expenditures (excluding employee costs) in connection with Year 2000 compliance has been less than $10,000 and the Company estimates the total cost of its Year 2000 projects will be approximately $50,000.

     The Company has also initiated discussions with Bussmann and Irisio, the Company's primary licensees, with respect to their state of readiness for year 2000. The Company has not yet completed its evaluation of Year 2000 compliance by Bussmann and Irisio and, upon completion of such review, will develop contingency plans if Bussmann or Irisio is not Year 2000 compliant.

     The Company currently does not anticipate that the cost of Year 2000 compliance will be material to its financial condition or results of operations. However, satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control. Should the Company's internal systems or the internal systems of one or more significant vendors, manufacturers or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected. The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's result's of operations, liquidity or financial condition. However, in the event that the Company's primary licensees, Bussmann and Irisio, or their respective customers or vendors suffer a material interuption in business activity due to computer malfunctions resulting from Year 2000 noncompliance, licensing revenues to the Company from Bussmann and/or Irisio and the Company's financial condition could be materially adversely affected. The Company's Year 2000 compliance project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of third parties it deals with. The Company believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

     Readers are cautioned that forward-looking statements contained in the Year 2000 Update should read in conjunction with the Company's disclosures about forward-looking statements in Item 2 above.

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

                  None

         (b)      Reports on Form 8-K

                  During the quarter ended August 31, 1998, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    ORYX TECHNOLOGY CORP.

    Dated:  December 4, 1998        By:  /s/ Philip J. Micciche
                                         -----------------------------------
                                         Philip J. Micciche
                                         Principal Executive Officer


                                         /s/ Mitchel Underseth
                                         -----------------------------------
                                          Mitchel Underseth
                                          Principal Financial and Accounting
                                          Officer