Form 10QSB
period 1998-11-30
ORYX TECHNOLOGY CORP
filed 1999-01-14
CIK 915355

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998.


                                         OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.


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

   Check whether the issuer (1) has filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/  No
                                                        ---    ---

       The number of shares outstanding of the issuer's Common Stock as of
                       November 30, 1998 was 13,205,821.

                            ORYX TECHNOLOGY CORP.

                                 FORM 10-QSB

                               Table of Contents

PART I.  FINANCIAL INFORMATION                                          Page
Item 1.  Condensed Consolidated Financial Statements and Notes to
         Condensed Consolidated Financial Statements..................... 3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................... 9

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...................... 13

Item 6.  Exhibits and Reports on Form 8-K............................... 13

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                            November 30,         February 28,
                                                                1998                 1998
                                                          -----------------      ------------
                             ASSETS
Current assets:
  Cash and cash equivalents                                  $  2,065,000        $    722,000
  Accounts receivable, net                                        768,000           1,100,000
  Inventories                                                     395,000             397,000
  Other current assets                                            221,000             670,000
  Net assets of discontinued operations                                 -           1,060,000
                                                             ------------        ------------
         Total current assets                                   3,449,000           3,949,000
Property and equipment, net                                       440,000             490,000
Other assets                                                      155,000           1,114,000
                                                             ------------        ------------
                                                             $  4,044,000        $  5,553,000
                                                             ------------        ------------
                                                             ------------        ------------

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank borrowings                                            $          -        $    129,000
  Capital lease and other obligations                              16,000              16,000
  Deferred revenue                                                576,000             874,000
  Accounts payable                                                458,000             431,000
  Accrued liabilities                                             737,000             998,000
                                                             ------------        ------------
         Total current liabilities                              1,787,000           2,448,000

Deferred gain                                                           -             646,000
Capital lease and other obligations, less current portion          16,000              12,000
                                                             ------------        ------------
         Total  liabilities                                     1,803,000           3,106,000
                                                             ------------        ------------

Stockholders' equity:

 Series A 2% Convertible Cumulative Preferred Stock               107,000             107,000
 Common Stock, 13,205,821 and 13,124,821 issued
 and outstanding                                                   13,000              13,000
 Additional paid in capital                                    19,984,000          19,711,000
 Accumulated deficit                                          (17,863,000)        (17,384,000)
                                                             ------------        ------------
         Total stockholders' equity                             2,241,000           2,447,000
                                                             ------------        ------------
                                                             $  4,044,000        $  5,553,000
                                                             ------------        ------------
                                                             ------------        ------------

   See the accompanying notes to condensed consolidated financial statements.

                             ORYX TECHNOLOGY CORP.
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                                            Three Months Ended                   Nine Months Ended
                                                               November 30,                         November 30,
                                                     ----------------------------------   ----------------------------------
                                                            1998               1997             1998              1997
                                                     ---------------    ---------------    ---------------   ---------------
Net Revenue                                          $    1,135,000          2,334,000          3,678,000         6,822,000
Cost of sales                                               816,000          1,398,000          2,600,000         4,802,000
                                                     ---------------    ---------------    ---------------   ---------------
  Gross profit                                              319,000            936,000          1,078,000         2,020,000
                                                     ---------------    ---------------    ---------------   ---------------

Operating expenses:
 Marketing and selling                                       45,000            333,000            159,000           942,000
 General and administrative                                 446,000            630,000          1,108,000         2,174,000
 Research and development                                   191,000            350,000            436,000         2,687,000
                                                     ---------------    ---------------    ---------------   ---------------
       Total operating expenses                             682,000          1,313,000          1,703,000         5,803,000
                                                     ---------------    ---------------    ---------------   ---------------

Loss from operations                                       (363,000)          (377,000)          (625,000)       (3,783,000)
Interest income (expense), net                               32,000           (102,000)             3,000          (148,000)
Net gain on sale of investment (Note 9)                                      1,383,000                            1,383,000
Other Income (Note 10)                                      146,000                               146,000
                                                     ---------------    ---------------    ---------------   ---------------

Income (loss) from continuing operations                   (185,000)           904,000           (476,000)       (2,548,000)
                                                     ---------------    ---------------    ---------------   ---------------
Loss from discontinued operations                                 -         (1,002,000)                 -        (2,765,000)
                                                     ---------------    ---------------    ---------------   ---------------
Net loss                                                   (185,000)           (98,000)          (476,000)       (5,313,000)
Dividends                                                    (2,000)            (1,000)            (3,000)           (2,000)
                                                     ---------------    ---------------    ---------------   ---------------
    Net loss attributable to Common Stock                  (187,000)           (99,000)          (479,000)       (5,315,000)
                                                     ---------------    ---------------    ---------------   ---------------
                                                     ---------------    ---------------    ---------------   ---------------

Basic income (loss) per common share from
  continuing operations                              $        (0.01)     $        0.07     $        (0.04)    $       (0.19)
                                                     ---------------    ---------------    ---------------   ---------------
                                                     ---------------    ---------------    ---------------   ---------------
Basic loss per common share from
  discontinued operations                                         -              (0.08)                 -             (0.21)
                                                     ---------------    ---------------    ---------------   ---------------
                                                     ---------------    ---------------    ---------------   ---------------
     Basic net income (loss) per common share        $        (0.01)    $        (0.01)    $        (0.04)    $       (0.40)
                                                     ---------------    ---------------    ---------------   ---------------
                                                     ---------------    ---------------    ---------------   ---------------

Weighted average common shares used to compute
  basic net income (loss) per share (Note 4)             13,157,221         13,124,821         13,135,621        13,124,821
                                                     ---------------    ---------------    ---------------   ---------------

Diluted income (loss) per common share from
  Continuing operations                              $        (0.01)    $         0.07     $        (0.04)    $       (0.19)
                                                     ---------------    ---------------    ---------------   ---------------

Diluted loss per common share from
  Discontinued operations                                         -              (0.08)                 -             (0.21)
                                                     ---------------    ---------------    ---------------   ---------------

  Diluted net income (loss) per common share         $        (0.01)    $        (0.01)    $        (0.04)   $        (0.40)
                                                     ---------------    ---------------    ---------------   ---------------

Weighted average common shares used to compute
  diluted net income (loss) per share (Note 4)           13,157,221         13,347,515         13,135,621        13,124,821
                                                     ---------------    ---------------    ---------------   ---------------
                                                     ---------------    ---------------    ---------------   ---------------

   See the accompanying notes to condensed consolidated financial statements.

                             ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                      November 30,
                                                                         -------------------------------------
                                                                              1998                 1997
                                                                         ----------------     ----------------
Cash flows from operating activities:
 Net loss                                                                   (476,000)          (5,313,000)
Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
   Loss from discontinued operations                                               -            2,765,000
   Depreciation and amortization                                             122,000              326,000
   Non-cash stock compensation charge                                         91,000                    -
   Gain on sale of investment                                                      -           (1,383,000)
   Recognized gain on sale of Instruments business                          (146,000)
Changes in assets and liabilities:
     Accounts receivable, net                                                332,000              863,000
     Inventories                                                               2,000              533,000
     Other current assets                                                    449,000             (277,000)
     Other assets                                                            (41,000)              (6,000)
     Deferred revenue                                                       (298,000)                   -
     Accounts payable                                                         27,000             (447,000)
     Accrued liabilities                                                     (79,000)             424,000
                                                                     ----------------     ----------------
   Net cash used in continued operations                                     (17,000)          (2,515,000)
   Net cash used in discontinued operations                                 (940,000)          (1,819,000)
                                                                     ----------------     ----------------

   Net cash used in operations                                              (957,000)          (4,334,000)
                                                                     ----------------     ----------------

Cash flows from investing activities:
 Net proceed from sale of investment                                               -            1,383,000
 Capital expenditures                                                        (72,000)            (280,000)
 Proceeds from sale of discontinued operations                             2,000,000                    -
                                                                     ----------------     ----------------
   Net cash provided by investing activities                               1,928,000            1,103,000
                                                                     ----------------     ----------------

Cash flows from financing activities:
 Sale of note receivable                                                     500,000                    -
 Repayment of bank line of credit                                           (129,000)                   -
 Proceeds from notes payable                                                  21,000              877,000
 Proceeds from exercise of options and warrants for common stock                   -              693,000
 Other                                                                       (20,000)               3,000
                                                                     ----------------     ----------------
   Net cash provided by financing activities                                 372,000            1,573,000
                                                                     ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                       1,343,000           (1,658,000)

Cash and cash equivalents at beginning of period                             722,000            2,389,000
                                                                     ----------------     ----------------

Cash and cash equivalents at end of period                                 2,065,000              731,000
                                                                     ----------------     ----------------
                                                                     ----------------     ----------------

  See the accompanying notes to condensed consolidated financial statements.

                            ORYX TECHNOLOGY CORP.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - GENERAL

The information contained in the following Notes to Condensed Consolidated Financial Statements is condensed; accordingly, the financial statements contained herein should be reviewed in conjunction with the Company's Form 10-KSB, as amended for the year ended February 28, 1998.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The financial information for the periods ended November 30, 1998 and 1997 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its subsidiary at November 30, 1998, and the results of their operations and cash flows for the three and nine month periods ended November 30, 1998 and November 30, 1997.

NOTE 2 - STOCKHOLDERS' EQUITY

On August 11, 1998, the Company entered into a seventeen month Marketing Agreement (the "Agreement") to receive investor relation services from Continental Capital. The Company will issue to Continental Capital up to 202,500 shares of common stock in consideration for services to be received. At November 30, 1998, 81,000 shares of common stock have been issued, and the additional 121,500 shares can be issued subject to satisfaction of certain escrow provisions. In addition, a warrant to purchase 60,000 shares of common stock at $1.09 per share with a two-year term was issued to Continental Capital. The Company is recognizing expense as the services are received, and recorded $46,000 in expense from inception of the agreement to November 30, 1998.

NOTE 3 - INVENTORIES

The components of inventory were as follows:

                                   November 30,        February 28,
                                       1998                1998
                                 ----------------   -----------------
Raw materials                    $         98,000   $          84,000
Finished goods                            297,000             313,000
                                 ----------------   -----------------
                                 ----------------   -----------------
                                 $        395,000   $         397,000
                                 ----------------   -----------------
                                 ----------------   -----------------

NOTE 4 - INCOME (LOSS) PER SHARE

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as options, warrants, and preferred stock. Due to the net losses from operations incurred for the three and nine month periods ended November 30, 1998 and nine months ended November 30, 1997, all common stock securities outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. Net income
(loss) has not been adjusted for any period presented for purposes of computing basic and diluted earnings per share. Anti-dilutive securities and common stock equivalents at November 30, 1998 which could be dilutive in future periods include common stock options to purchase 2,821,000 shares of common stock, warrants to purchase 4,439,000 shares of common stock, 4,500 shares of Series A preferred stock which may be converted into 53,000 shares of common stock and the minority interest investment and subsidiary stock options to purchase 304,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.

NOTE 5 - CREDIT FACILITY

In March 1998, the Company amended its credit facility reducing the Accounts Receivable Revolving Batch Facility and Inventory Credit Line from $4,000,000 and $1,500,000 respectively, to a maximum borrowing of $500,000 each. Under the amended agreement, the Accounts Receivable Revolving Batch Facility expires in March 1999 and the Inventory Credit Line expires in August 1999. At November 30, 1998, the Company did not have amounts outstanding under either the Accounts Receivable Revolving Batch Facility or the Inventory Credit Line.

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

NOTE 8 - DISPOSITION

On March 2, 1998, the Company sold substantially all of the properties, assets, rights, business and certain liabilities of its Oryx Power Products Corporation subsidiary ("Power Products") for $2,000,000 in cash and a contingent additional amount up to $4,000,000, to be calculated based upon sales of certain specified products to specified customers during the fourteen month period immediately following the closing of the transaction. As the Company had a loss on disposal, all losses were recognized as if the transaction was completed as of February 28, 1998. The sale of the Power Products business has been accounted for as a discontinued operation, and accordingly, the net assets held for sale and operating results of Power Products for the fiscal year ended February 28, 1998 and nine months ended November 30, 1997 were segregated and reported as discontinued operations. At November 30, 1998, the Company had not yet recorded any additional consideration related to the sale of Power Products as the sales contingencies conditions required for such additional consideration had not been met.

NOTE 9 - SALE OF SECURITIES OF DAS DEVICES ON FISCAL 1998

During the third quarter ended November 30, 1997, the Company sold 2,000,000 Series A Preferred shares of DAS Devices, Inc. for a total consideration of $1,400,000, resulting in a gain of approximately $1,383,000.

At November 30, 1998, the Company continues to hold 2,000,000 Series A Preferred shares and 800,000 shares of Common Stock of DAS Devices, Inc. The Company accounts for its investment in DAS Device, Inc. under the cost method and has $15,000 cost as the remaining balance of its investment.

NOTE 10 - SALE OF NOTE PAYABLE AND HOLDINGS

On November 24, 1998, the Company sold to a third party 1,000,000 shares of Class A Common Stock of Oryx Instruments and Materials Corporation ("OIMC" also known as "I&M") owned by the Company and a $1,000,000 note receivable from OIMC for a cash payment of $500,000. In connection with the sale, the Company recognized a deferred gain of $646,000, resulting from the prior disposition of OIMC Class A Common Stock shares, which was initially deferred until receipt occurred of payments under the $1,000,000 note receivable. Prior to this transaction, the Company's investment in OIMC was fully reserved. As a result of the transaction, the Company recognized a net gain of $146,000, which is included in other income.

At November 30, 1998, the Company continues to hold 1,000,000 shares of Class A Common Stock of OIMC representing approximately a 10% ownership interest in OIMC. The Company accounts for its investment in OIMC under the cost method and has fully reserved the remaining cost balance.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company's Form 10-KSB, as amended, for the fiscal year ended February 28, 1998.

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

BUSINESS SEGMENTS

During fiscal 1998, the Company embarked upon a major restructuring program that resulted in the sale on February 27, 1998 of the Instruments business segment of Oryx Instruments and Materials Corporation, and the sale on March 2, 1998 of substantially all the assets and the business of Oryx Power Products Corporation. Following this restructuring, the Company organized itself into two operating segments: SurgX Corporation and a Materials business segment. In addition, a corporate segment includes certain activities that are not related to any other operations. The operating businesses are as follows:

            Segment/Subsidiary           Businesses
            ------------------           ----------
            SurgX Corporation            - Surge Protection Components
            Materials                    - Sputtering Target Assemblies

In the course of selling the business units described above, the Company disposed of business segments that had accounted for a substantial majority of its revenues. The Company believes that this downsizing has substantially reduced its losses and the resulting operations will provide capital to support on-going development activities; however, the actual future impact of the downsizing cannot be determined with any certainty.

Operating results for the Instruments business segment, sold February 27, 1998, are reflected in the financial statements for the three and nine months periods ended November 30, 1997. Therefore, for comparison purposes only, operating results for the Instruments business segment for the nine months ended November 30, 1997 are identified below:

                                   Nine Months                                     Pro Forma
                                      Ended                                    Nine Months Ended
                                November 30, 1998                              November 30, 1997
                                ------------------      ----------------------------------------------------------------
                                       Oryx              Oryx Technology         Instruments             Pro Forma
                                    Technology            Consolidated        Business Segment        Oryx Technology
                                   Consolidated                                                           without
                                                                                                    Instruments Business
                                -------------------     ------------------    ------------------    --------------------
Revenues                                $3,678,000             $6,822,000           $ 2,944,000              $ 3,878,000

Cost of sales                            2,600,000              4,802,000             2,307,000                2,495,000
                                -------------------     ------------------    ------------------    --------------------

Gross Profit                             1,078,000              2,020,000               637,000                1,383,000

Operating expenses:
  Marketing and sales                      159,000                942,000               866,000                   76,000
  General and administrative             1,108,000              2,174,000               317,000                1,857,000
  Research and development                 436,000              2,687,000             1,300,000                1,387,000
                                -------------------     ------------------    ------------------    --------------------
     Total operating expenses            1,703,000              5,803,000             2,483,000                3,320,000

Loss from operations                    $ (625,000)           $(3,783,000)          $(1,846,000)             $(1,937,000)
                                -------------------     ------------------    ------------------    --------------------
                                -------------------     ------------------    ------------------    --------------------

RESULTS OF OPERATIONS

For the quarter ended November 30, 1998, revenues decreased by $1,199,000 or 51% from $2,334,000 for the quarter ended November 30, 1997, to $1,135,000 for the quarter ended November 30, 1998. Revenues for the nine months ended November 30, 1998 decreased $3,144,000 or 46% from $6,822,000 for the nine months ended November 30, 1997 to $3,678,000 for the nine months ended November 30,1998. The decrease in revenues for both periods is primarily related to the loss of sales from the previously sold Instruments business segment.

For government research and development contracts included in consolidated revenue and cost of sales, the Company recognized $73,000 and $412,000 of revenue and $127,000 and $572,000 of cost of sales for the three and nine months ended November 30, 1998, respectively. This compares to $247,000 and $508,000 of revenue and $193,000 and $376,000 of cost of sales recognized under government contracts for the three and nine months ended November 30, 1997, respectively. The Company does not expect significant revenue from government contracts for the rest of the fiscal 1999, due to the completion of outstanding projects.

The Company's gross profit decreased from $936,000 for the quarter ended November 30, 1997, to $319,000 for the quarter ended November 30, 1998, representing a decrease of $617,000 or 66%. Gross profit decreased by $942,000 or 47% from $2,020,000 for the nine months ended November 30, 1997 to $1,078,000 for the nine months ended November 30, 1998. The decrease in gross profit for both periods is primarily attributable to the loss of gross profit contribution from the Instruments business segment.

Marketing and selling expenses decreased from $333,000 for the quarter ended November 30, 1997, to $45,000 for the quarter ended November 30, 1998, representing a decrease of $288,000 or 86%. Marketing and selling expenses decreased by $783,000 or 83% from $942,000 for the nine months ended November 30, 1997 to

$159,000 for the nine months ended November 30, 1998. The decrease in both periods is primarily due to the reduction of marketing and sales expenses directly related to the Instruments business segment.

General and administrative expenses decreased from $630,000 for the quarter ended November 30, 1997, to $446,000 for the quarter ended November 30, 1998, representing a decrease of $184,000 or 29%. General and administrative expenses decreased by $1,066,000 or 49% from $2,174,000 for the nine months ended November 30, 1997 to $1,108,000 for the nine months ended November 30, 1998. The decrease in general and administrative expenses in both periods is due to an overall reduction in expenses of supporting the new organization structure and the reduction in general and administrative costs directly associated with the Instruments business segment.

Research and development expenses decreased from $350,000 in the quarter ended November 30, 1997, to $191,000 for the quarter ended November 30, 1998, representing a decrease of $159,000 or 45%. Research and development expenses decreased $2,251,000 or 84% from $ 2,687,000 for the nine months ended November 30, 1997 to $436,000 for the nine months ended November 30, 1998. Decreases in research and development spending for the three months ended November 30, 1998 were primarily as a result of the elimination of research and development expenses associated with the Instruments business segment. Decreases in research and development spending for the nine months ended November 30, 1998 were primarily as a result of the elimination of research and development expenses associated with the Instruments business segment and the elimination of SurgX development activities related to on-chip (integrated circuit) ESD protection.

Development funding from non-government third parties, that the Company records as an offset to its research and development expenses, decreased from $541,000 for the nine months ended November 30, 1997 to $255,000 for the nine months ended November 30, 1998 representing a decrease of $286,000. During the three months ended November 30, 1998, there was no development funding recorded from non-government third parties, compared to $511,000 for the quarter ended November 30, 1997. This decrease is attributed to full utilization of the $1.7 million in development funds received between September 1997 and March 1998.

During the third quarter ended November 30, 1997, the Company sold 2,000,000 Series A Preferred shares of DAS Devices, Inc. for a total consideration of $1,400,000 resulting in a gain of approximately $1,383,000. At November 30, 1998, the Company continues to hold 2,000,000 shares of Series A Preferred shares and 800,000 shares of Common Stock of DAS Devices, Inc. The Company accounts for its investment in DAS Device, Inc. under the cost method and has $15,000 cost as the remaining balance of its investment.

On March 2, 1998, the Company sold substantially all of the properties, assets, rights, business and certain liabilities of its subsidiary OryxPower Products Corporation. As the Company had a loss on disposal, all losses were recognized as if the transaction was completed as of February 28, 1998. The sale of Power Products has been accounted for as a discontinued operation, and accordingly, the operating results of Power Products for the nine months ended November 30, 1998 and 1997 were segregated and reported as discontinued operations.

The Company continues to focus its development activities on improvements in electrical performance and reductions in manufacturing costs for its SurgX technology. The Company believes these development efforts must be successful in order to enhance the commercial viability of this technology. While the Company believes it has financial and technical resources to support these activities through fiscal 1999, there can be no assurance that these technological improvements can be commercially developed, or that, if developed, will actually increase the commercial viability of the SurgX technology. While the Company is actively pursuing new development funding contracts to offset costs of current development activities, there can be no assurance that the Company will be successful in this endeavor.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased by $161,000 or 11% from a surplus of $1,501,000 at February 28, 1998 to a surplus of $1,662,000 at November 30, 1998. Cash and cash equivalents increased by $1,343,000 or 186% from $722,000 for the year ended February 28, 1998 to $2,065,000 for the quarter ended November 30, 1998. This increase in cash and cash equivalents is primarily due to net proceeds from the sale of the business of Oryx Power

Products Corporation and the Instruments business segment. The $476,000 net loss from continuing operations for the nine months ended November 30, 1998, was offset by non-cash items and working capital changes.

On November 24, 1998, the Company sold 1,000,000 shares of Class A Common Stock of Oryx Instruments and Materials Corporation ("OIMC" or also known as "I&M") owned by the Company and a $1,000,000 note receivable from OIMC in exchange for a cash payment of $500,000 (see Note 10).

In March 1998, the Company amended its credit facility reducing the Accounts Receivable Revolving Batch Facility and Inventory Credit Line from $4,000,000 and $1,500,000 respectively, to a maximum borrowing of $500,000 each. Under the amended agreement, the Accounts Receivable Revolving Batch Facility expires in March 1999, and the Inventory Credit Line expires in August 1999. At November 30, 1998, the Company did not have amounts outstanding under either the Accounts Receivable Revolving Batch Facility or the Inventory Credit Line.

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

The Company is aware of the Year 2000 issue and has commenced a program to identify, remediate, test and develop plans to address the Year 2000 issue. The Company has no legacy mainframe or mini-computer systems. Its corporate networks and computing hardware operate exclusively on Novell Netware and Microsoft Windows Operating Systems. The Company relies on its fully integrated Macola Progression MIS system for all accounting, manufacturing, and procurement functions. The Company does not currently make use of EDI or other forms of electronic data exchange (other than e-mail) with any of its customers, business partners, financial institutions or suppliers. Further, the Company has no substantial data collections, automated manufacturing, or automated testing systems which could be materially adversely affected by Year 2000 problems.

As of November 30, 1998, the Company had completed several Year 2000 projects, including upgrades of its Novell Network Operating Systems and tape backup software, evaluation of workstations for Year 2000 compliance, evaluation of the Company's MIS system and testing of beta software for the MIS system, evaluation of the Company's email and servers, evaluation of network routing, interconnect, and firewall hardware and software compliance and evaluation of the Company's telephone and voicemail equipment. The Company's review of the Year 2000 issue with respect to its internal systems preliminarily indicates no material problems.

As of November 30, 1998, the following Year 2000 projects are in process: completion of the new email system and the conversion of email from the old system, installation of Netcellent (MACOLA) V6.7 MIS system update to convert all databases to Year 2000 compliant formats (expected completion date is January 1999), development of a list of critical vendors and identification of any material vendor problems (expected completion is March 1999) and evaluation of equipment containing embedded controllers (ongoing during 1998 and 1999). As of November 30, 1998, the Company's aggregate expenditures (excluding employee costs) in connection with Year 2000 compliance has been less than $10,000 and the Company estimates the total cost of its Year 2000 projects will be approximately $50,000.

The Company has also initiated discussions with Bussmann and Iriso, the Company's two primary licensees, with respect to their state of readiness for year 2000. The Company has not yet completed its evaluation of Year 2000 compliance by Bussmann and Iriso and, upon completion of such review, will develop contingency plans if Bussmann or Iriso is not Year 2000 compliant.

The Company currently does not anticipate that the cost of Year 2000 compliance will be material to its financial condition or results of operations. However, satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control. Should the Company's internal systems or the internal systems of one or more significant vendors, manufacturers or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected. The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. However, in the event that the Company's primary licensees, Bussmann and Iriso, or their respective customers or vendors suffer a material interruption in business activity due to computer malfunctions resulting from Year 2000 noncompliance, licensing revenues to the Company from Bussmann and/or Iriso and the Company's financial condition could be materially adversely affected. The Company's Year 2000 compliance project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of third parties it deals with. The Company believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures about forward-looking statements in Item 2 above.

                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 11, 1998, the Company entered into a seventeen month Marketing Agreement (the "Agreement") to receive investor relation services from Continental Capital. The Company will issue to Continental Capital up to 202,500 shares of common stock in consideration for services to be received. At November 30, 1998, 81,000 shares of common stock have been issued, and the additional 121,500 shares can be issued subject to certain escrow provisions. In addition, a warrant to purchase 60,000 shares of common stock at $1.09 per share with a two-year term was also issued. The Company is recognizing expense as the services are received, and has recorded $46,000 expense from inception of the agreement to November 30, 1998.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. The Annual Meeting of Stockholders of Oryx Technology Corp. was held at the Company's administrative offices, located at 1100 Auburn Street, Fremont, California, on Monday, October 26, 1998 at 10:00 a.m.

2. Out of 13,034,821 shares of Common Stock and 4,500 shares of Series A Preferred Stock entitled to vote at such meeting, there were present in person or by proxy 9,650,813 shares.

3.   The vote for the nominated directors was as follows:

NOMINEE                IN FAVOR             WITHHELD
-------                --------             --------
Phillip Micciche       9,520,538            130,275
Mitchel  Underseth     9,520,538            130,275
Andrew Intrater        9,520,538            130,275
John H. Abeles         9,520,538            130,275
Jay M. Haft            9,520,538            130,275
Richard Hubbard        9,520,538            130,275
Doug McBurnie          9,520,538            130,275
Ted D. Morgan          9,520,538            130,275

4.   Ratification of Selection of Independent Auditors.

     For         Against      Abstain
     ---         -------      -------
     9,573,575   53,938       23,300

5. Amendment of the Company's 1993 Incentive and Non-Qualified Stock Option Plan increasing the number of shares authorized to be issued under the Plan to 3,625,000 from 2,625,000.

     For         Against      Abstain
     ---         -------      -------
     2,348,533   758,740      73,250

6. Amendment of the Company's 1996 Directors Non-Qualified Stock Option Plan increasing the number of shares authorized to be issued under the Plan to 250,000 from 120,000.

     For         Against      Abstain
     ---         -------      -------
     2,489,965   776,940      74,870

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit No.                       Description of Document
                  -----------                       -----------------------
                  27.1                              Financial Data Schedule

         (b)      Reports on Form 8-K

                  During the quarter ended November 30, 1998, the Company filed a Current Report on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ORYX TECHNOLOGY CORP.

 Dated:  January 14, 1999     By:  /s/ Philip J. Micciche
                                   ----------------------
                                   Philip J. Micciche
                                   Principal Executive Officer

                                   /s/ Mitchel Underseth
                                   ----------------------
                                    Mitchel Underseth
                                    Principal Financial and Accounting Officer