Form 10KSB
period 1999-02-28
ORYX TECHNOLOGY CORP
filed 1999-05-27
CIK 915355

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

For the fiscal year ended February 28, 1999

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________

                         Commission file number 1-12680

                              ORYX TECHNOLOGY CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                            22-2115841
-------------------------------                      ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

1100 Auburn Street, Fremont, California                         94538
----------------------------------------             ---------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's Telephone Number, including area code: (510) 492-2080

Securities registered under Section 12(b) of the Act:

                                                 Name of each exchange
     Title of each class                         on which registered
     -------------------                         -------------------

Common Stock, $.001 par value                           NASDAQ
Common Stock Purchase Warrants                          NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)


--------------------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

        Issuer's revenues from continuing operations for its most recent fiscal year were $4,642,000.

        As of April 30, 1999, 15,261,439 shares of Common Stock and Preferred Stock convertible into 43,750 shares of Common Stock of Registrant were outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of Registrant, based on the average of the closing bid and asked prices on April 30, 1999: $2-3/16 and $2-1/4 quoted by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), was approximately $30,815,662.1


       Transitional Small Business Disclosure Format (check one): Yes / / No /X/


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.



----------
        (1) For purposes of this Report, shares held by non-affiliates were determined by aggregating the number of shares held by officers and directors of the Registrant, and by others who, to Registrant's knowledge, own 5% or more of Registrant's Common Stock, including shares of Preferred Stock convertible into Common Stock, and subtracting those shares from the total number of shares outstanding. The price quotations supplied by NASDAQ represent prices between dealers and do not include retail mark-up, markdown or commission and do not represent actual transactions.

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions, success of research and development, research and development expenses, customer acceptance of new products, gross margin and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for the Company's products, adverse business conditions, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancement, risks associated with sales to foreign customers (including the downturn of economic trends and unfavorable currency movements in the Asia Pacific marketplace), risks associated with the Company's efforts to comply with Year 2000 requirements, and other factors, such as those listed below.




                                     PART I

                                    BUSINESS

Item 1.  DESCRIPTION OF BUSINESS

Introduction

        Oryx Technology Corp. ("Oryx" or the "Company") is the successor of Advanced Technology, Inc. ("ATI"), which was incorporated on April 21, 1976 in New Jersey. On July 25, 1993, ATI formed the Company as a wholly-owned Delaware subsidiary, and on September 29, 1993, ATI merged with and into the Company.

         The Company restructured its operations during fiscal 1998. Through fiscal 1998, the Company designed, manufactured and marketed specialized components, analytical equipment and instrumentation products for original equipment manufacturers ("OEMs") in the information technology industry. This industry includes office equipment, computers, telecommunications and consumer electronics. Through fiscal 1998, the Company operated three majority owned subsidiaries, as depicted below, focusing on three distinct market segments: (i) power conversion products (Oryx Power Products Corporation), (ii) electrical surge protection products (SurgX), and (iii) materials analysis and test equipment and specialized materials products (Oryx Instruments and Materials Corporation). During the later part of fiscal 1998 the Company embarked upon a major restructuring program which resulted in the sale on February 27, 1998 of the test equipment portion of the business of Oryx Instruments and Materials Corporation ("Instruments and Materials") and on March 2, 1998 the sale of substantially all of the business of Oryx Power Products Corporation in its entirety.


                           --------------------------
                                 Oryx Technology
                                     Corp.
                           --------------------------
                                       |
                                       |
                                       |
                - - - - - - - - - - - - - - - - - - - - - - - - -
                |                      |                        |
                |                      |                        |
        --------------            -----------          -----------------
             Oryx                                      Oryx Instruments
        Power Products               Surgx              and Materials
         Corporation              Corporation            Corporation
        --------------            -----------          -----------------

- Power Conversion Products  - Surge Protrection  - Instruments (Test Equipment)
- Contract Manufacturing       Components         - Specialized Materials
                                                  - Contract R&D

        Effective with the 1999 fiscal year (beginning March 1, 1998), the Company restructured itself as a specialized materials-based business as depicted below, designing, licensing and selling its proprietary technologies to provide electrostatic discharge (ESD) protection and to coat materials used in the disk drive industry (with Intragene, a patented process, and other ceramic metallization and joining system products).

                           --------------------------
                                 Oryx Technology
                                     Corp.
                           --------------------------
                                       |
                                       |
                                       |
                - - - - - - - - - - - - - - - - - - - - - - - - -
                |                                               |
                |                                               |
        ------------------                             -----------------

        Materials Division                             SurgX Corporation

        ------------------                             -----------------

-  Specialized Materials                             -  Electrostatic Discharge
-  Contract R&D                                         Protection Components

        Oryx's customer base for its current product lines includes the following OEMs: Cooper Bussmann, ("Cooper Bussmann") and Iriso Electronics, Co. LTD, a Japanese connector manufacturer ("IRISO"), which are licensees for the proprietary SurgX(TM) technology, Heraeus Precision Engineering PTE, LTD, Matsubo Company LTD, Max Media Corporation Technology Inc., Seagate Technology, Inc., Western Digital Corp., and Western Digital Media Corporation. The following customers individually represented more than 10% of the Company's total revenue and, as a group, represented 70% of the Company's revenue for the year ended February 28, 1999: Heraeus Precision Engineering PTE, LTD, Matsubo Company LTD, Max Media Corporation Technology, Inc. and Western Digital Corporation. The Company currently plans to market its existing product lines to these and other OEMs during fiscal 2000.

SURGX CORPORATION

        SurgX Corporation ("SurgX") is currently the subsidiary through which the Company designs, manufactures and sells its surge protection products and technology. The underlying technologies developed by SurgX are currently licensed exclusively to two licensees, Cooper Bussmann and IRISO. Products manufactured by these licensees and utilizing SurgX's proprietary technology are targeted to be sold to OEMs in the computer, communication, and electronics industries to provide protection against electrostatic discharge (ESD) events through connectors and discrete devices at the printed circuit board level.

        Business Overview

        In 1993, the Company assembled a product design team for the development and manufacture of a family of specialized components designed to protect against electrostatic discharge for integrated circuits, integrated circuit modules, and assembled printed circuit boards. The Company completed preliminary prototype development of a product utilizing its SurgX(TM) technology in fiscal 1995, and first production releases of product incorporating SurgX technology were shipped by the Company's licensee, Cooper Bussmann, at the beginning of calendar year 1998. Only limited volume shipments of surface mount devices utilizing SurgX technology have been shipped to date as the Company's licensees are in the process of implementing high volume manufacturing.

        The proprietary SurgX technology for over-voltage protection is comprised of a specialized polymer formulation containing inorganic solids, metal particles and adhesion-promoting agents which can be tailored for use against surge threats at different voltage and power levels. In calendar 1996, the formulation originally designed in 1994 was modified to fit unique requirements of the Cooper Bussmann manufacturing process, and to improve response voltage performance. In calendar 1998, the formulation and manufacturing process was modified to accommodate new high volume, low cost manufacturing process currently being implemented by both Cooper Bussmann and IRISO.

        Market for the Company's Technologies

        As the information technology industry increases capacity and performance, it is requiring faster speeds, smaller chip geometries and lower operating voltages. These developments have been accompanied by increases in product susceptibility to failures from over-voltage threats mainly from ESD. Failure to address these problems can result in the destruction of chips and circuitry. These threats can originate from inside or outside the products and can arise from such factors as ESD, induced lightning effects, spurious line transients and other complex over-voltage sources. During the last decade, new products have emerged to address protection of integrated circuits from ESD. Related specialized products range from wrist straps worn by electronics assembly workers, to special anti-static packaging of both components and sub-assemblies as well as board level protection devices such as diodes and varistors.

        The global market for all over-voltage protection devices currently is estimated at $1.9 billion and includes some more mature "TVS" (Transient Voltage Suppression) devices such as gas discharge tubes, varistors, and diodes. The major markets targeted for new surge protection devices and technologies such as those represented by the Company's technology are telecommunication, automotive and computers. Sales of surge protection devices are divided among varistors (40%), diodes (40%), and gas discharge tubes and surge resistor networks (20%).

        Gas discharge tubes, varistors, and diodes are all used as protection from over-voltage transients. The Company's SurgX(TM) technology is a new polymer based technology, used to protect against over-voltage transients.

        Gas discharge tubes are traditionally used for protection of signal lines such as phone lines, computer data line communications and antennae because low capacitance of the tubes does not interfere with the band width of high frequency communication circuits. Gas discharge tubes are also used for the protection of AC powerlines since they can handle high currents. Gas discharge tubes are inherently bipolar, have low capacitance, in the .5 to 2pF range, and handle the high currents in the 5 to 20,000 amps range. A negative attribute of the gas discharge tubes is their slow turn on, which allows some of the over voltage pulse to get through and damage sensitive electronics, and conversely, the difficulty in turning off after the transient has ended.

        Varistors are typically used for protection of electronic components from transients generated on the power lines supplying electronic systems. The varistor is bipolar in nature but has the largest capacitance of the common overvoltage protection devices, commonly ranging between 200 to 10,000pF. As long as the varistor is large enough, it can handle high currents. Varistors' typical response times cited are slow.

        Diodes offer the tightest clamping voltage and fastest response times of standard over-voltage protection devices. For this reason, diodes have been the preferred over-voltage protection device for Integrated Circuits protection at the board level. Diodes are used extensively on signal lines, and on printed circuit boards used in communications, computer, industrial and automotive electronics. Diode response times are one nanosecond or less, capacitances are commonly greater than 10 to 100's of pF, and the response to voltages is unidirectional. Diodes include Zener diodes, silicon avalanche diodes, and sidactors. In some specific instances switching diodes may also be used as transient voltage surge diodes, although these are not true suppressors and are offered as low cost alternatives to Zeners and silicon avalanche diodes.

        SurgX is an over-voltage protection component, which is designed for extensive use on printed circuit boards. It addresses many of the same applications as diodes. Like the Varistor and the Gas Discharge Tubes, SurgX is bipolar in nature, allowing a single SurgX component to replace two diode devices. The capacitance of SurgX devices is typically less than one pF, lower than that of any of the standard overvoltage protection components it is intended to replace. SurgX devices can therefore be used at high frequencies without interfering with signal transmission. The low capacitance is particularly important as the frequencies of today's electronics go beyond 10 mega hertz. Over-voltage devices with capacitances greater than 10 pF interfere with megahertz signals. The slow response time of the gas discharge tubes prohibits their use for ESD protection of signal lines, even though they have the low capacitance required.

        SurgX can be used as a diode replacement in ESD over-voltage transient applications since it has nanoseconds response, with a fold back trigger response similar to a sidactor diode, low capacitance, a very small footprint, lower leakage current than either a diode or a varistor, and high current shunting capability. In larger packages with larger electrodes, the energy handling capability of SurgX increases, thereby allowing its use in applications such as modems, where gas discharge tubes and varistors would typically be used.

        Though proven for performance and reliability, each of the traditional over-voltage protection technologies has only a narrow range of application. In addition, none achieves the desired combination of high speed, elevated power handling capability, low clamping voltage and low capacitance. Furthermore, present conventional devices and methodologies are expensive for use on all signal lines on a given circuit board. SurgX components are intended to address the low cost, low capacitance needs required for signal line protection in electronics. The major suppliers for traditional over-voltage protection products include General Semiconductor, Harris Semiconductor, Inc., Motorola Corp., AVX, and Siemens Components, Inc.

        Primary Market Segment

        The discrete TVS diode is the primary market addressed by SurgX. This market is forecasted to be approximately $900 million in calendar 1999 with an estimated forecast annual average growth rate of 8% in terms of dollar value, and 11% in terms of unit volume, through 2003. To a lesser extent, SurgX will seek to participate in the varistor market, which is approximately the same size as the diode segment. Within these markets the most important use criteria tends to be cost. After cost, the level of capacitance, response time, size, energy handling and leakage current are important criteria. It is the latter criteria on which SurgX will initially compete. The low capacitance requirement of ESD protection devices in many circuit designs will provide the initial entry into the diode market segment. If low cost manufacturing processes in development by Oryx's licensees are successful, the Company anticipates that production costs should be competitive with diode product costs, thereby allowing SurgX products to compete directly against diodes on price.

        The Company believes that its technology has competitive advantages over traditional over-voltage protection devices. These include lower capacitance, smaller footprint on the board and potential lower cost. Further, Surgx has a hidden price advantage relative to a diode, because one bi-directional SurgX component does the function of two unidirectional diodes. However, there can be no assurances that customers will value the advantages of SurgX(TM) technology such that they will change from the current over-voltage protection devices in use.

        Product Development

        SurgX's approach to the market had consisted of two parallel product paths: on board-level ESD protection and on-chip ESD protection.

        Its first product group is based on board-level ESD protection, incorporating SurgX's liquid polymer-based material into discrete ESD protection components. SurgX is focusing substantially all development efforts in the first product group. In calendar 1998 these products were produced and sold to end users in limited quantities by Cooper Bussmann. Due to market demand for high volume low cost components, in calendar 1999 both IRISO and Cooper Bussmann, with the assistance of SurgX, have focussed on developing low cost manufacturing processes capable of producing up to 100 million units per month. In calendar 1999, IRISO launched a SurgX component in a standard passive component package style, its 0805 package. Similarly in calendar 1999, Cooper Bussmann through the use of an Asian contract manufacturer downsized the SurgX 1206 surface mount product and adopted the smaller 0805 footprint package. IRISO and Cooper Bussmann are looking to launch SurgX into the diode segment of the over-voltage suppression market provided that they succeed in implementing low cost volume manufacturing capabilities.

        Oryx's second product group, SurgTape, was to provide on-chip protection by placing SurgX-based tape inside the IC package on the leadframe. This product has not been commercially developed. Consequently, limited development efforts have shifted to adoption of SurgTape for custom applications such as connector insert arrays to protect against ESD being introduced through the printed circuit board on incoming signal lines and sensitive disk drives head assemblies by laminating SurgTape to the drive's flexible printed circuit.

        Competition

        Other than conventional manufacturers of over-voltage transient protective devices, the main competitor to SurgX and the Company's licensees, Cooper Bussman and IRISO, is Littlefuse, Inc. which recently announced a polymer base over-voltage protection product, which compete directly with SurgX products. As SurgX components become price competitive and available in high volumes, SurgX will attempt to compete with conventional over-voltage transient protection manufacturers such as General Semiconductor, Motorola Corp., and AVX.

        Channels of Distribution

        In fiscal year 1996, the Company undertook a strategic review of the SurgX business. The Company determined that it would be more efficient to establish a relationship with one or more experienced corporate partners who could provide the necessary high volume manufacturing and distribution channels.

        In fiscal year 1997, an exclusive, world wide (except for Japan) license was granted to Cooper Bussmann for the manufacture and marketing of surface mount and connector array components using the SurgX(TM) technology. In consideration for this license, Cooper Bussmann paid $750,000 in development funding, and, subject to terms of the license agreement, was obligated to pay royalties for approximately 11 years to SurgX based upon Cooper Bussmann's sales of SurgX surface mount components and connectors. In September of 1997, this license agreement was amended, extending its term to 20 years, expanding the licensed rights to Cooper Bussmann for SurgTape for board-level ESD protection, and providing SurgX with $1,700,000 (in the form of non-refundable minimum royalties) to finance further the development and commercialization of SurgTape. If SurgTape is successfully commercialized, products using that technology will be marketed by Cooper Bussmann under the SurgX trademark. At this time, SurgTape has not been commercialized and activities to develop SurgTape for board-level ESD protection have been significantly curtailed.

        Cooper Bussmann is a leading manufacturer of fuses. Cooper Bussmann's target market for SurgX is the rapidly growing electronics market. Cooper Bussmann has taken on the manufacturing of discrete components using SurgX. In calendar 1999, to address the market requirements of high volume and low cost, Cooper Bussmann initiated offshore manufacturing through an Asian contract manufacturer.

        In November 1997, IRISO made an equity investment of $500,000 in SurgX in exchange for an ownership interest of approximately 3%. In conjunction with this equity investment, IRISO received a 15-year co-license to manufacture and sell the Company's SurgX technology exclusively in Japan for board level ESD protection. These products are marketed under the SurgX trademarks. Iriso shipped samples to customers in calendar 1998, and in calendar 1999 IRISO plans volume production and sales of the 0805 Surface Mount components.

        Intellectual property

        As part of its efforts to establish brand name recognition for its SurgX product line, the Company intends to register unique names for its products with different applications. For instance, the trademark SurgX was issued by the US Patent and Trademark Office on March 17, 1998. Also under review with the US Patent and Trademark Office are SurgTape and a SurgX service mark (logo).

        The two foundation patents filed by the Company in 1995 on manufacturing processes, methods of making the SurgX compositions and SurgX devices have been divided by the US Patent and Trademark Office into 11 different inventions for filings as individual patents. To date, three of these patents have been filed; In September 1998, one of the three patents filed, method of manufacturing SurgX overvoltage protection devices, was issued in the US. In 1997, foreign filings were initiated in 10 countries plus Europe on the two foundation patents. Except for the grant of the two foundation patents by Singapore, and the issue of one foundation patent by Australia, all of the foreign patents are in process. A third patent on surface mount devices and connector component designs was filed in the US in 1996 and in Europe in 1997 are still in the review process. In 1998, two additional patents on overvoltage protection inside the IC package were filed. The Company believes its patent application disclosures cover significant proprietary art in devices, processes and materials.

        Research and Development

        The Company is directing substantially all of its development effort to achieve lower response voltage performance and cost reductions in manufacturing and packaging processes for its board level protection product. The Company believes that if it realizes these improvements, SurgX's market will expand significantly. Development projects to achieve these objectives; utilizing SurgeTape for on-board level protection and laser machining techniques have been curtailed in favor of alternative manufacturing process.

        SurgTape was conceived as an inexpensive, on-board surge protection device for direct installation into the IC package. Due to inconclusive initial development trials, and insufficient funding, efforts to develop SurgTape for on chip protection were suspended in calendar 1998. Management believes that the development of low cost, small size, and easy to use SurgTape or variation of SurgTape, for application inside the integrated circuit package remains a potential alternative to existing ESD protection devices. However, given the Company's resource constraints and the technical challenges involved, the Company will only restart this development effort if it can achieve technology improvements and development funds become available. However, there can be no assurances that SurgTape can be commercially developed, and if developed, that IC manufacturers will embrace this technology to replace or supplement existing on-chip ESD protection devices.

        After development efforts for the board level protection products are successfully completed, the Company will renew efforts to investigate new development programs for new application for its SurgX technology.

ORYX INSTRUMENTS AND MATERIALS CORPORATION

        Prior to February 27, 1998 Oryx Instruments and Materials Corporation ("Instruments and Materials") designed, manufactured and marketed test equipment, specialized materials and electromagnet systems for the hard disk drive and semiconductor industries. On February 27, 1998, a third party acquired 8,000,000 shares of Class A Common Stock of Instruments and Materials for a purchase price of $500,000. As part of the sale transaction, Instruments and Materials then redeemed 8,000,000 shares of the Company's holdings of 10,000,000 shares of Class A Common Stock for an aggregate price of $1,500,000. Original terms of the redemption included $500,000 paid to the Company on the closing, $333,000 payable on February 27, 1999 and $667,000 payable on February 27, 2000, pursuant to a promissory note and stock pledge agreement. As part of the sale, Instruments & Materials distributed all the assets and liabilities of the materials business segment and certain other assets of the instruments business segment to the Company. On November 24 1998, the Company sold its $1,000,000 promissory note and 1,000,000 of its 2,000,000 shares of Class A Common Stock for $500,000 in cash to the majority shareholder of Instrument and Materials. The

Company currently retains an ownership interest in Instrument and Material of less than 10.0%.

        Materials Business Unit Background

        The Company currently owns and operates the former materials division of Instruments and Materials. This division offers specialized materials assemblies based upon the Company's patented Intragene-TM- ceramic metallization and joining system.

        The materials division product line consists of Intragene-TM--based sputtering target assemblies and electromagnet systems. The sputtering target assemblies have been sold into the rigid disk market since 1986 and are considered one of the most reliable such assemblies in the market today.

        Sputtering target assemblies are sold to end-users as source materials for coating other materials via a vacuum-based process called sputtering. Sputtering is employed as the primary method for depositing thin film functional and protective layers on rigid magnetic media (hard disks), as well as in many semiconductor-manufacturing operations. Once a target is made, it must usually be incorporated into the sputtering apparatus by joining it to a backing plate to make sound electrical, thermal and mechanical contact. The bonding of a target to the backing plate, which is usually made of copper, forms what is known as the "bonded target assembly."

        The materials division manufactures these high qualities sputtering target assemblies based primarily on its patented Intragene-TM- metal to non-metal and metal to metal joining process. The Intragene-TM- process is a proprietary methodology developed by metallurgists and materials scientists at the Company and has been granted six U.S. patents as well as national phase patents based on two European patent applications and three Japanese patents. The Intragene-TM- process facilitates the ability to metallize, solder or braze a wide range of engineering ceramics, graphite and refractory metals. The materials division also manufactures electromagnet systems which produce very accurate and high level electromagnet fields. These products are sold to magnetic recording head manufacturers who often utilize these systems for wafer plating.

        The materials division employs personnel with extensive backgrounds in engineering materials and joining. This has allowed it to develop several approaches to bonding brittle solids of low to intermediate thermal expansion to typical high-expansion backing plate materials such as copper and aluminum. The Company's experience in assembly, design and stress reduction, combined with the ability to produce bonded target assemblies, has enabled it to become a supplier to the thin-film magnetic media manufacturers.

        The materials division's primary customers of bonded target assemblies are Fuji Electric, Heraeus Precision Engineering PTE, LTD, Matsubo Company LTD, Max Media Corporation Technology Inc., Seagate Technology, Inc. (formerly, Conner Peripherals and Seagate Magnetics), and Western Digital Media Corporation. The following customers, individually represented more than 10% of the Company's total revenue and, as a group, represented 81% of the Company's revenue of the Materials business for the fiscal year ended February 28, 1999:
Heraeus Precision Engineering PTE, LTD (Oryx's representative for Seagate, Fuji Malaysia and Max Media Corporation Technology, Inc. Singapore), Matsubo Company LTD (Oryx's representative for the Japanese market), Max Media Corporation Technology, Inc. and Western Digital Corporation. The materials division derives substantially all of its revenues from rigid magnetic media manufacturers. During fiscal 1999 this industry sector was affected by a significant slowdown in the disk drive industry resulting in the closure of magnetic media plants, migration of U.S. based plants to lower cost locations and bankruptcies. Despite this turmoil, sales of the Company were not adversely affected. However, the Company expects that sales in fiscal 2000 will be significantly below fiscal 1999 sales as consolidation and plant closures continue, and newer, more cost-effective technologies take hold.

        Magnetic media manufacturers are presently working on new technologies as alternatives to sputtering target assemblies. These technologies, chemical vapor deposition and ion beam deposition are expected to provide superior product performance at a lower cost compared to existing sputtering target assemblies. While these technologies are still in the development stage, the Company anticipates that one or both of these technologies will become endorsed by major magnetic media manufacturers within the next two years, which ultimately would render sputtering target assemblies obsolete within the next three to five years.

        The Company has explored the feasibility of becoming a provider of chemical vapor deposition and ion beam deposition, but has abandoned this effort due to the lack of capital resources and technical expertise. In order to offset reduced sales, the Company is investigating offering new products to its existing customers; however, there can be no assurance that the Company will be successful in this endeavor, or that contribution from sales of new products will offset lost revenue contribution from sales of sputtering target assemblies.

        The turmoil in the magnetic media industry coupled with the advent of new technologies, will have a significant effect on the future profitability of the materials division. Whereas the materials division was profitable in fiscal 1999, there can be no assurance that it will be profitable in fiscal 2000 or thereafter.

        Research & Development/Government Contracts

        The Company's operations in the ESD and materials businesses have been partially funded through third party development funding and government contracts.

        In fiscal year 1999, the Company recognized development funding of $423,000 received from non-government third parties to assist in the development of certain products, as an offset to its research and development expenses. This compares to $1,307,000 of development funding recorded in fiscal year 1998. The Company has research government contracts in which $412,000 and $716,000 of revenue and $670,000 and $734,000 of cost of sales were recognized for the years ending February 28, 1999 and February 28, 1998, respectively. Research and development net expenses were $419,000 and $2,669,000 for the years ended February 28, 1999 and 1998, respectively.

        The Company has undertaken research programs with the Department of Defense (DOD) and has been the recipient of four Phase I and two Phase II SBIR (Small Business Innovative Research) contracts from NASA, two Phase I contracts from the DOD, and one Phase I contract from the National Science Foundation
(NSF) during its 1992-1997 fiscal years. Most involve applications of its Intragene-TM- and SurgX(TM) technology. The contracts represent grants totaling over $2.7 million.

        The Company has been awarded two Phase II SBIR research and development contracts. One such contract with the US Army Tank Automotive Command in Warren, Michigan is valued at $600,000 and is for development of impact absorbing Materials. This contract started in March 1996, has a 33-month term and will be concluded by June 1999. The other contract from BMDO, monitored through the Office of Naval Research, relates to the development of a fabrication protocol for the high volume manufacturing of the Company's SurgX devices for ESD surge suppression. This contract started in July 1997, has a 24-month term and is valued at approximately $1.5 million with one-half being provided as matching funds from Oryx or partner companies. The expected completion of this contract is July 1999.

ORYX POWER PRODUCTS CORPORATION (DISCONTINUED OPERATION)

        On March 7, 1998, Todd Power Corporation ("Todd") acquired substantially all of the properties, assets, rights, business and certain liabilities of Oryx Power Products Corporation ("Power Products") for a purchase price of $2,000,000 in cash and a contingent additional amount of up to $4,000,000 to be calculated based upon future sales of certain of Power Products' specified products to named customers during the fourteen month period immediately following the sale. Sales during this fourteen-month period (ended May 1, 1999) were at a level whereby the Company may be paid up to approximately $250,000 out of the total $4,000,000 contingent payment. The actual amount paid to the Company will vary pursuant to terms and conditions of the purchase agreement. The disposal of Power Products has been accounted for as a discontinued operation and accordingly the net assets held for disposal and operating results of Power Products were segregated and reported as discontinued operations. The Company recognized a loss on disposal, all losses were recognized as if the transaction were completed as of February 28, 1998. Prior year financial statements have been restated to reflect the discontinuance of the Power Products operations. Revenue from Power Products was $10,022,000 for the year ended February 28, 1998. Loss from discontinued operations, net of taxes, was $3,666,000 for the year ended February 28, 1998.

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

        The Company owns and will maintain six patents which are associated with the Intragene process and three patents for its SurgX(TM) technology. The Intragene patents expire in 1999 and 2000. The Company does not believe that the expiration of such patents will have a materially adverse effect on its competitive position relative to the marketing of its ceramic metallization and bonding system products. The Company plans to file improvement patent applications, which may effectively broaden proprietary protection. There can be no assurance, however, that such improvement patent applications will be granted.

Employees

         As of April 30, 1999, the Company employed 19 people on a full-time basis. Included among full time employees are 2 executive officers, 2 managers and executive personnel, 4 engineering personnel, 3 administrative personnel and 8 manufacturing personnel. The Company's employees are not covered by any collective bargaining agreements, and the Company believes its employee relations are satisfactory.

                                  RISK FACTORS

        History of Unprofitability; Recent Operating Losses and Accumulated Deficit

        Since its initial public offering in April 1994, the Company has not been profitable on a quarterly or annual basis except for the quarters ended May 31, 1996, August 31, 1996 and November 30, 1996. At February 28, 1999,
the Company had an accumulated deficit of $18,075,000. The Company anticipates operating losses will continue through fiscal year 2000 and that the Company will achieve profitability once trial demonstrations of a process resulting in a lower manufacturing cost for its SurgX technology occur and SurgX's licensees are successful in marketing and selling products incorporating SurgX technologies. However, there can be no assurance that the Company will be successful in the implementation of a lower manufacturing cost for its SurgX technology, or that the Surgx's licensees will successfully market and sell products incorporating Surgx's technology.

        Restructuring of Company Operations; Company Downsizing

        At the end of fiscal 1998, the Company undertook a substantial restructuring of its operations, such that the majority of the Company's activities may properly be deemed "developmental." In the course of selling its various business units, the Company disposed of operations which had accounted for a substantial majority of its revenues. While the Company believes that this downsizing has substantially reduced its losses and enabled it to focus on key strategic businesses, the actual impact cannot be certain. In the absence of increased sales from its remaining businesses and key technology developments, such restructuring may have sharply reduced the Company's revenues without creating opportunities to offset equally the lost revenues.

         Liquidity and Capital Resources

         The Company has on going capital requirements associated with the design, development, testing and marketing of new products. The Company anticipates, based on management's internal forecasts and assumptions relating to its operations, that its existing capital resources will be sufficient to satisfy the Company's contemplated cash requirements for at least the next twelve months. In the event that the Company's plans change or its cash projections and assumptions prove inaccurate, the Company could be required to seek additional financing. The Company has no current arrangements with respect to sources of additional financing, and there can be no assurance that the Company would be able to obtain additional financing if and when needed, or that, if available, such additional financing would be on the terms acceptable to the Company.

         The Company's working capital increased $111,111 from $1,501,000 at February 28, 1998 to $1,612,000 at February 28, 1999 primarily due to proceeds from the sale of the business units mentioned earlier. The Company's ratio of current assets to current liabilities was 2.2:1 at February 28, 1999 and 1.6:1 at February 28, 1998. The sale of the business of Power Products and the Company's majority interest in Instruments and Materials substantially reduced the Company's operating losses and provided sufficient capital to meet its fiscal 1999 operating plan.

         In April of 1999, 939,536 public warrants were exercised causing issuance of 1,973,022 shares of the Company's common stock providing cash proceeds to the Company of approximately $3,333,000. These proceeds, in combination with the Company's cash at the end of fiscal 1999, should be sufficient to support the Company's operating activities through the Company's fiscal year end February 29, 2000.

         Risks of New Phase of Development

         The Company has invested substantially in the development of its proprietary ESD surge protection technology.

         During fiscal 1998, the Company amended its licensing agreement with Cooper Bussmann, in addition to other considerations, to fund $1,700,000 for continued development activities for SurgX's board level ESD protection technology. These funds were primarily exhausted by February 1998 and the Company revamped its development efforts to bring its operating costs in line with projected available funds. As a result of these steps, substantially all development activities related to on-chip ESD protection was halted. In September 1998, joint development efforts with Cooper Bussmann resulted in demonstration trials of two low-cost manufacturing processes, capable of reducing product costs by as much as 60% and, ultimately, providing a potential five-to-ten fold decrease in product costs. At this time, these demonstrated processes have not been transferred to a manufacturing process and there can be no assurance that such processes will prove reliable once incorporated into manufacturing environment. In January 1999, Cooper Bussmann entered into a contract manufacturing arrangement with an Asian manufacturing company to produce SurgX(TM) discrete components. Cooper Bussmann's contract manufacturer will utilize a modified version of Cooper Bussmann's new low cost manufacturing process for its initial product launch. However, there can be no assurance that Cooper Bussmann's contract manufacturer will be successful in producing SurgX discrete components at the requisite quality and yields levels, or that their manufacturing process will achieve volume capabilities and cost targets required to provide a cost competitive product, or that they will be able to incorporate manufacturing process improvement in the future to reduce product cost and enhance product performance.

        In February 1999, IRISO implemented a low cost manufacturing process capable of producing five million units per month. Currently, only limited volume has been manufactured and there can be no assurance that successful full scale manufacturing can be achieved.

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

        Significant Customer Dependence; No Assurance of Future Royalty Payments

        The Company entered into two exclusive license agreements with Cooper Bussmann and IRISO for use of its SurgX(TM) technology for ESD protection on discrete components and connector arrays. In exchange for the licensed rights, the Company receives a royalty equal to a percentage of each licensee's gross profit on sales of licensee products utilizing the SurgX technology. While the Company has assisted licensees to date and expect to be available to assist the licensees in their future efforts to exploit this technology, the Company's future royalties are based solely upon the successful sales, marketing and manufacturing efforts of its licensees. While the license agreements contain minimum annual royalty payment requirements for the licensees to maintain their exclusive rights, there can be no assurance that the licensees will pay the minimum royalty or that these minimum payments will provide enough revenue to continue to support the Company's operations. In the case of Cooper Bussmann, minimum royalty payments through 2001 have already been satisfied to maintain exclusivity, and there can be no assurances that the Company will receive any royalty payments from Cooper Bussmann through this time period unless Cooper Bussmann is successful in selling products using SurgX technology in excess of the minimum royalty payments, and such sales have not yet been material. To date, Cooper Bussmann and IRISO have shipped only limited quantities to customers of products incorporating SurgX technology.

        Reliance on Third Party Manufacturers

        The Company relies on third-party manufacturers for the supply of substantially all key components for its products. In the case of the materials division, it relies on Toyo Tansco USA for its raw materials for sputtering target assemblies and Heraeus Precision Engineering PTE, LTD for paste for metallizing the raw material. While reliance on a single supplier involves several risks, including, without limitation, a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality, cost, and timely delivery of components, the Company believes its sole source arrangements have provided a lower cost, higher quality product than sourcing material from multiple sources. However, any inability to obtain adequate deliveries or other circumstances that would require the Company to seek alternate sources of supply could lead to disruption of the operations of the Company, product deficiencies, unanticipated and fluctuating expenses, unpredictable revenues, and may have a material adverse effect on the Company's business and operations.

        New Products and Technological Changes; Uncertainty as to Future Research and Development Funding

        The development, design and manufacture of technology constantly undergoes rapid and significant change. The Company's success will depend upon its ability to maintain a competitive position with respect to its proprietary and other enhanced technology and to continue to attract and retain qualified personnel in all phases of its operations. The Company's business is, to a large degree, dependent upon the enhancement of SurgX's current technology. Critical to the Company's success and future profitability will be its capacity to improve this technology. Product development and enhancement involve substantial research and development expenditures and a high degree of risk, and there is no assurance that the Company's product development efforts will be successful, will be accepted by the market, or that such development efforts can be completed on a cost-effective or timely basis, or that there will be sufficient funds to support development efforts. There can be no assurance that future technological developments will not render existing or proposed products of the Company uneconomical or obsolete or that the Company will not be adversely affected by competition or by the future development of commercially viable products by others.

        To date, the Company's research and development program has been supported by government contracts and development funding contracts with customers and other third parties. Substantially all funds for government and other third party contracts have already been received and used by the Company. The Company is completing the final phases of two government contracts with the DOD and the Office of Naval Research and is continuing to work on two small development contracts with third parties. While the Company is actively seeking additional contracts with strategic partners it is not currently investigating or petitioning any government agencies for development contracts. While the Company has, in the past, been successful in securing such contracts, there can be no assurances that the Company will be successful in entering into such contracts in the future.

        Fluctuations of Quarterly Operating Results

        The Company's quarterly operating results have in the past been, and will in the future be, subject to significant fluctuation. The Company's operating results are impacted by numerous factors, such as in market acceptance of the Company's SurgX' products; Cooper Bussmann's and IRISO's continued marketing, sales and financial support of SurgX technology, containment of development costs, the level of activity of the disk drive industry, purchasing patterns of OEMs and other customers, delays in, or failure to receive, orders due to customer financial difficulties, and overall economic trends. In addition, customer orders may involve design-in requirements, thus making the timing of customer orders difficult to predict and uneven. Any delay or failure to receive anticipated orders, or any deferrals or cancellation of existing orders, would adversely affect the Company's financial performance. The Company's expense levels are based in part on its expectations as to future revenues and, in particular, the successful launch of SurgX products by Cooper Bussmann and IRISO and the recovery of the disk drive industry. The Company may be unable to adjust spending in a timely manner to compensate for any delay in product development, or revenue shortfall, or the recovery of the disk drive industry. Accordingly, operating results in any one quarter could be materially adversely affected by, among other factors, a failure to receive, ship or obtain customer acceptance of sufficient orders in that quarter. Any weakening in demand for the Company's products or delays in acceptance of the SurgX technology would have a material adverse effect on the Company's operating results.

        Inventory Backlog; Reliance on Licensing Revenue

        Backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales and operating targets for a quarter, which depend on the Company's shipping orders scheduled to be sold during that quarter. The terms of customer purchase orders generally provide that the customer may delay a substantial portion of the order with limited notice and with little or no penalty. The Company has experienced rescheduling in the past and expects that it will experience such changes in the future. Moreover, as the Company transitions to a licensing operation for the majority of its revenues, it will maintain far less direct control over shipments of products resulting in revenues to it, and hence, less visibility as to financial performance and projected earnings, if any. In such case, the Company will have to rely on the success of its licensees, Cooper Bussmann and IRISO, in selling products incorporating the Company's technology.

        Competition

        The Company is engaged in certain highly competitive and rapidly changing segments of the electronic components industry in which technological advances, costs, consistency and reliability of supply are critical to competitive position. In addition, the competition for recruitment of personnel in the technologically-advanced manufacturing industry is continuous and highly intense. The Company competes or may subsequently compete, directly or indirectly, with a large number of companies which may provide products or components comparable to those provided by the Company. Recently, LittleFuse, Inc., a major supplier of protection devices, announced it will sell a polymer based ESD protection device with similar performance characteristics to the products being offered by the Company's licensees, and it is uncertain how LittleFuse, Inc. entry into this market will affect future sales of the Company's licensees. In addition, competitors are likely to be larger, better capitalized, more established and have greater access to resources necessary to produce a competitive advantage.

        Dependence on Proprietary Technology

        The Company relies on a combination of patent, copyright, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect its proprietary technology. The Company owns six patents for its Intragene technology, all which expire in 1999 and 2000. SurgX has patents issued and applications in process in the U.S., the European Patent Office (Australia, Belgium, Switzerland, Liechtenstein, Germany, Denmark, France, United Kingdom, Spain, Ireland, Italy, Luxembourg, the Netherlands, Portugal and Sweden), Canada, Japan, Australia, Vietnam, Singapore, Korea and Mexico. The Company's intellectual properties will not be protected in countries in which it has not filed for patent protection. There can be no assurance that any existing or subsequently obtained patents will provide the Company with substantial competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patents owned by the Company, or if initiated, that such challenges will not be successful. To the extent the Company wishes to assert its patent rights, there can be no assurance that any claims of the Company's patents will be sufficient to protect the Company's technology, and the cost of any litigation to uphold the validity of a patent and prevent infringement will substantial even if the Company prevails. In addition, there can be no assurance that others will not independently develop similar technologies, duplicate the Company's technology, or legitimately design around the patented aspects of the Company's technology. Competitors or potential competitors may have filed applications for or received patents, and may obtain additional patents and proprietary rights relating to technology competitive with that of the Company. Furthermore, there can be no assurance that patent will be issued for existing patent applications and, if additional patents do not issue from present or future patent applications, the Company may be subject to greater competition.

        In certain cases, the Company also relies on trade secrets to protect proprietary technology and processes which it has developed or may develop in the future. There can be no assurance that secrecy obligations will be honored or that others will not independently develop similar or superior technology. The protection of proprietary technology through claims of trade secrets status has been the subject of increasing claims and litigation by various companies, both in order to protect proprietary rights, and for competitive purposes, even where proprietary claims are unsubstantiated. The prosecution of proprietary claims or the defense of such claims is costly and uncertain, in any case.

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

        Risk of Significant Dilution

        On February 27, 1998 the Company entered into a financing arrangement with KBK Financial, Inc. ("KBK") which provided the Company with a six-month bridge loan for an amount up to $1,000,000. In consideration for this loan, the Company issued to KBK warrants to purchase 174,546 shares of Common Stock at a per share price of $1.15. The Warrants are exercisable for a period of three years and expire in 2001.

        In fiscal 1999, as part of its sale of the Power Products business, the Company issued non-statutory options to former key employees of Oryx Power Products to purchase a total of 205,000 shares of the Company's Common Stock at an exercise price of $0.95 per share. In addition, the Company issued a non-statutory option to a former key employee of Oryx Power Products to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.25 per share.

        On August 7, 1998, the Company entered into a Market Access Program Marketing Agreement with Continental Capital & Equity Corporation ("Continental") pursuant to which the Company agreed to issue to Continental up to 202,500 shares of Oryx Common Stock, subject to an escrow provision expiring on August 1, 1999, and a two (2) year warrant to purchase 60,000 shares of the Company's Common Stock, at an exercise price of $1.09 per share.

        On April 6, 1999, public warrants for the purchase of 2,549,190 shares of Common Stock expired. Prior to expiration, in March 1999 and early April 1999, a total of 1,973,022 shares of Common Stock were issued in connection with the exercise of 939,536 of the Company's public warrants. This represented an increase of approximately 14.8% in the number of shares of the Company's Common Stock outstanding.

        As a result of these and various other transactions previously entered by the Company, as of April 30, 1999, there were convertible securities and private warrants and options currently outstanding for the conversion and purchase of up to approximately 5,472,931 shares of Common Stock. These represent significant additional potential dilution for existing stockholders of the Company. These underlying shares of Common Stock are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these derivative securities, there may be further dilution based on the price at which the Company issues other securities in the future.

        Volatility of Stock Price

        The market price of the Company's Common Stock has fluctuated substantially since the Company's initial public offering in April 1994. The Company believes that a variety of factors could cause the price of the Company's Common Stock to continue to fluctuate substantially, including, for example, announcements of developments related to the Company's business, liquidity and financial viability, fluctuations in the Company's operating results and order levels, general conditions in the industries served by the Company, the technology industry in general or the United States or worldwide economy, announcements of technological innovations, new products or product enhancements by the Company or its competitors, developments in patents or other intellectual property rights, and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years, the stock market in general, and the market for shares of small capitalization stocks, in particular have experienced extreme price fluctuations often unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's securities and ability to obtain additional financing.

        Potential Nasdaq Delisting

        On August 26, 1998, the Company received a notice from Nasdaq that the Company's Common Stock would be subject to delisting from the Nasdaq Small Cap Market, effective with the close of business on November 26, 1998 unless the Company's Common Stock had a closing bid price of $1.00 per share for ten consecutive trading days prior to November 26, 1998 or Nasdaq granted the Company a stay of delisting pursuant to the Nasdaq rules. On November 26, 1998, the closing bid price of the Company's Common Stock had not been above $1.00 per share for ten consecutive trading days, and the Company petitioned Nasdaq for a stay of delisting. On January 7, 1999 Nasdaq informed the Company that it was in compliance with all requirements necessary for continued listing on the Nasdaq Small Cap Market. However, there can be no assurance that the Company will continue to meet Nasdaq's listing requirements. If the Company's Common Stock is delisted, the Common Stock will be traded on the "pink sheets," and the Company may be subject to the "penny stock" rules promulgated by the Securities and Exchange Commission, which require, among other things that, prior to any transaction in the Company's Common Stock by a broker or dealer, that such broker or dealer provide its customer with a disclosure document summarizing certain risks of investing in penny stocks and obtains from the customer a signed written acknowledgement of receipt of the document. Further, any broker or dealer effecting a transaction in the Company's Common Stock would have to disclose the bid and offer quote for the stock as well as the broker or dealer compensation in connection with such transaction. Delisting of the Company's Common Stock from the Nasdaq Small Cap Market may make it more difficult to trade the Company's shares and for the Company to raise funds through the issuance of stock.

        Authorization of New Series of Preferred Stock and Potential Adverse Effect on Common Stock; Anti-Takeover Effect of Issuance of Preferred Stock

        The Board of Directors is authorized to issue shares of preferred stock and to fix the dividend, liquidation, conversion, redemption and the rights, preferences and limitation of such shares without any further vote or action of the stockholders. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holder of the Company's Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging and delaying or preventing a change of control of the Company. As of February 28, 1999, the Company had 3,750 shares of Preferred Stock outstanding with an obligation to pay dividends thereon at the annual rate of $0.50 per share. Each share of Preferred Stock may be converted, at the option of the holder, into approximately 11.67 shares of Common Stock. Although the Company has no present intention to issue any additional shares of its preferred stock, there can be no assurance that the Company will not do so in the future.


Item 2.  Description of Property

        The Company presently operates its businesses in two separate facilities. On July 12, 1995, the Company entered into a lease agreement with SCI Limited Partnership, for 3,600 square feet of manufacturing space located in Fremont, California. The term of the lease was for three years, which was extended on April 12, 1999 for an additional two years at a rate of $4,644 per month including operating expenses. On August 12, 1996, SurgX entered into an agreement with E.B.J. Partners LP to lease a 22,000 square foot facility in Fremont, California. The monthly rental fee is $19,286 and the lease terminates August 30, 2001. The Company also leases another smaller manufacturing space on a short term basis.

        Each of the properties described above is in satisfactory condition for the purpose for which it is used.

Item 3.  Legal Proceedings

        The Company knows of no material litigation or claims pending, threatened or contemplated to which the Company is or may become a party.

Item 4.  Submission of Matters to a Vote of Security Holders

        During the fourth quarter of the Company's fiscal year ended February 28, 1999, no matters were submitted to a vote of security holders.


                                     PART II


Item 5. Market for the Company's Common Stock and Warrants and Related Stockholder Matters

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

                                Common Stock                Warrants
                             ------------------        ------------------
                               High       Low            High       Low
                             -------    -------        -------    -------
1998 FISCAL YEAR
1st Quarter                  $2-7/16    $0-3/4         $2-1/4       $1-3/32
2nd Quarter                  $1-9/16    $0-13/16       $1-15/32     $0-3/16
3rd Quarter                  $2-3/16    $1-1/8         $2           $0-3/4
4th Quarter                  $1-17/32   $0-15/16       $1-13/32     $0-19/32

1999 FISCAL YEAR
1st Quarter                  $1-3/8     $0-15/16       $1-3/32      $0-3/8
2nd Quarter                  $1-11/32   $0-5/8         $0-11/16     $0-1/4
3rd Quarter                  $1-15/32   $0-11/32       $0-7/16      $0-1/16
4th Quarter                  $2-9/16    $1-1/32        $1-5/32      $0-1/8

        On April 30, 1999 the closing price for the Company's Common Stock was $2.1875 per share. On April 6, 1999 the Company's public warrants, exercisable for an aggregate of 2,549,190 shares of Common Stock, expired. Prior to expiration, 939,536 warrants were exercised resulting in the issuance of 1,973,022 shares of Common Stock.

        The Company's Common Stock and Warrants had also been listed for trading on the Pacific Exchange under the symbols "ORYX" and "ORYXW," respectively. The Company requested that the Common Stock and Warrants be removed from the Pacific Exchange, which occurred in May 1998.

        As of April 30, 1999 the number of record holders of the Company's Common Stock was approximately 102.

        The Company has never paid cash dividends on its Common Stock, but as noted above, pays a $.50 annual dividend on its outstanding shares of Preferred Stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors as well as the possible need to obtain the consent of any of its lenders.

Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

        This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions, success of research and development, research and development expenses, customer acceptance of new products, gross margin and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially form those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for the Company's products, adverse business conditions, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancement, risks associated with sales to foreign customers (including the downturn of economic trends and unfavorable currency movements in the Asia Pacific marketplace), risks associated with the Company's efforts to comply with Year 2000 requirements, and other factors, including in addition to those listed below, others not mentioned.

        Business Segments

        Through fiscal year 1999, the Company operated in two main business segments: Materials and SurgX (97% owned subsidiary). These businesses operate independently and are supported by a corporate segment providing for all administrative, accounting, and financial activities. As noted above in
Part I, during fiscal year 1998, the Company embarked upon a major restructuring program. This resulted in the sale on February 27, 1998 of approximately 80% of the Company's interest in Oryx Instruments and Materials Corporation and the sale on March 2, 1998 of substantially all of the assets and the entire business of Power Products Corporation. As part of the sale of its majority position in Instruments and Materials, the Company retained certain assets from Instruments and Materials relating to sputtering targets assembly (Materials). Management took these steps to reduce losses and enable the Company to concentrate on its electrostatic discharge protection business.

         Segment/Subsidiary                       Businesses
         ------------------                       ----------

         SurgX Corporation                        -Electrostatic Discharge
                                                   Protection Components

         Materials Division                       -Specialized Materials
                                                   Assemblies
                                                  -Contract R&D

        Consolidated Results of Continuing Operations

        For the fiscal year ended February 28, 1999, revenues from continuing operations decreased $3,807,000 or 45% from $8,449,000 for the year ended February 28, 1998 to $4,642,000 for the year ended February 28, 1999. The decrease in revenues was primarily related to the loss of sales from the Instruments business segment sold in late fiscal 1998. Due to the sale, revenue for the 1999 fiscal year was primarily derived from the sale of sputtering target assemblies. Due to the downturn in the disk drive industry, fiscal year 2000 target assemblies revenues are anticipated to be significantly lower than fiscal year 1999 levels of $4,037,000. The Company anticipates that royalty revenue from its SurgX technology during the first half of fiscal year 2000 will be minimal since volume shipments from its licensees are not scheduled to occur at the earliest in late in fiscal year 2000.

        The Company's gross profit decreased $1,036,000 or 46.8 % from $2,215,000 for the fiscal year ended February 28, 1998 to $1,179,000 for the year ended February 28, 1999. Cost of sales as a percentage of revenues increased slightly to 74.6% for the year ended February 28, 1999 from 73.8% for the fiscal year ended February 28, 1998. The decrease in gross profit for the year ended February 28, 1999 was primarily attributable to the loss of gross profit contribution from the Instruments business segment.

        Funding recognized as revenue and cost of sales associated with government contracts for the fiscal year ended February 28, 1999 were $412,000 and $670,000 respectively. This compares to revenue and cost of sales of $716,000 and $734,000, respectively, associated with government contracts for the fiscal year ended February 28, 1998. The Company expects revenue from government contracts for the fiscal 2000 to be lower than fiscal 1999 as the Company is completing the final phase of its two remaining government contracts, and the company does not anticipate securing any new government contracts during fiscal 2000.

        Marketing and selling expenses decreased to $207,000 or 81.9%, from $1,141,000 for the fiscal year ended February 28, 1998. This decrease is primarily due to the reduction of marketing and selling expenses directly related to the Instrument business segment. The Company expects selling and marketing expenses to remain flat during fiscal year 2000 since primarily all of the Company's sales and marketing activities will be carried out by SurgX's licensees.

        General and administrative expenses decreased $1,307,000 or 44.9% from $2,911,000 for the fiscal year ended February 28, 1998 to $1,604,000 for the year ended February 28, 1999. This decrease in general and administrative expenses reflects the overall reduction in expenses of supporting the new organization structure and the reduction in general and administrative costs directly associated with the Instruments business segment. The Company does not anticipate significant changes in general and administrative costs during fiscal year 2000.

        Research and development expenses decreased $2,250,000 or 84.3% from $2,669,000 for the fiscal year ended February 28, 1998 to $419,000 for the year ended February 28, 1999. The decrease in research and development expenditures were primarily as a result of the elimination of research and development expenses associated with the Instruments business segment and the substantial reduction of SurgX development activity related to on-chip ESD protection. Due to the Company's improved liquidity position, SurgX is planning to increase research and development expenditures in fiscal year 2000 and explore alternative applications and additional market opportunities for its SurgX technology.

        Development funding from non-government third parties, which the Company records as an offset to its research and development expenses, decreased 884,000 or 67.7% from $1,307,000 for fiscal year ended February 28, 1998 to $423,000 for the fiscal year ended February 28, 1999. This decrease is attributed to recognizing a majority of the $1.7 million in development funds received from Cooper Bussmann in fiscal 1998. SurgX does not anticipate to receive any significant development funding during fiscal 2000.

        For fiscal year ended February 28, 1999 the Company recorded net interest income of $14,000. This compares to $350,000 of net interest expense for the fiscal year ended February 28, 1998. The favorable net change from interest expense to interest income is attributable to the elimination of interest expenses associated with the Company's credit lines which had been utilized in fiscal 1998 to fund operating losses.

        For the fiscal year ended February 28, 1999, the Company recorded $363,000 of other income. The $363,000 of other income recorded in fiscal 1999 is comprised of a $146,000 gain recognized from the sale of I&M, and $217,000 associated with receipt of 54,455 restricted shares of Common Stock of Applied Magnetics Corporation in connection with consulting services provided to DAS Devices, Inc.

        During fiscal year 1999, the Company recorded a $15,000 loss on the write-off of its investment in DAS Devices, Inc. versus a gain of $1,383,000 on such investment in fiscal year 1998. During fiscal year 1998, the Company had sold, to qualified private investors, 2,000,000 shares of its Series A Preferred Stock holdings in DAS Devices for $1,400,000. After this transaction, the Company's equity holding of DAS Devices, Inc. was 2,000,000 shares of Series A Preferred and 800,000 shares of common stock which were valued on the Company's books at $15,000. In fiscal 1999, DAS Devices, Inc. was purchased by Applied Magnetics Corporation. Oryx did not receive any consideration for its remaining ownership in Series A Preferred or common stock due to priority liquidation preferences held by other DAS Devices, Inc. preferred stock holders, and subsequently wrote-off its remaining investment in DAS Devices, Inc.

        The Company believes its operating losses will continue until its licensees begin volume shipments of SurgX devices. Volume shipments are anticipated to commence during the later half of fiscal 2000, at which time the Company believes that it will achieve profitability. However, there can be no assurance that the Company's licensees will be able to successfully launch SurgX products, that certain technology enhancements by SurgX currently under development will be realized, or that royalty income from its SurgX technology will be enough to offset reduced sales from the Material division.

        Segment Results


                           SURGX CORPORATION

                                   February 28         February 28
(dollars in thousands)                1999                 1998
------------------------------------------------------------------
Revenues                            $    193             $    83
Cost of sales                            284                   0
                                    --------             -------
  Gross Profit                           (91)                 83
Operating Expenses                       891               2,705
Development Funding
(Offset against R &D)                   (423)             (1,307)
                                    --------             -------
Operating Income (Loss)             $   (559)            $(1,315)
                                    --------             -------


        Revenues for fiscal 1999 increased $110,000 or 133% to $193,000 for the year ended February 28, 1999 from $83,000 for the year ended February 28, 1998. This increase in revenue is primarily associated with selling SurgX liquid to the Company's licensee. Revenues for fiscal 2000 are expected to increase as the Company's licensees begin shipping SurgX products in volume.

        Cost of sales for the fiscal year ended February 28, 1999 represents the costs associated with manufacturing SurgX component materials to Cooper Bussmann and IRISO pursuant to existing license agreements. Since start-up manufacturing costs were incurred in fiscal year 1997, and the Cooper Bussmann product launch was delayed until the beginning of fiscal year 1999, there were no costs of sales recorded in fiscal year 1998. The Company anticipates that the cost of sales will increase in fiscal 2000 to meet increased requirements for SurgX liquid material.

        Operating expenses decreased $1,814,000 or 67%, from $2,705,000 for the fiscal year ended February 28, 1998 to $891,000 for the year ended February 28, 1999. The decrease in operating expenses primarily reflects the substantial reduction of costs associated with development efforts for on-chip ESD protection, which were suspended during the 1998 fiscal year. During fiscal year 1999, SurgX recognized $423,000 in development funding from third parties compared to $1,307,000 of such funding in fiscal year 1998, a decrease of $884,000 or 67.6%. While SurgX is looking to its customers, or to other potential joint venture partners, to continue to fund its development efforts, there can be no assurance that those efforts will be successful and if successful, will provide sufficient funding to offset associated development costs.

        Due to substantial reduction of research and development expenses associated with the on-chip ESD protection program, offset by a reduction in recognized development funding the loss from operations decreased $756,000 or 57.5% from $1,315,000 for the fiscal year ended February 28, 1998 to $559,000 for the fiscal year ended February 28, 1999.

                   ORYX INSTRUMENTS AND MATERIALS CORPORATION

        On February 27, 1998, a third party acquired 8,000,000 shares of Class A Common Stock of Oryx Instruments and Materials Corporation for a purchase price of $500,000. As part of the sale transaction, Oryx Instruments and Materials then redeemed 8,000,000 shares of the Company's 10,000,000 share holdings of Class A Common Stock for an aggregate price of $1,500,000. Terms of the 8,000,000 share stock redemption include $500,000 paid on the closing, and $333,000 payable on February 27, 1999 and $667,000 payable on February 27, 2000, under a promissory note and stock pledge agreement. As part of the sale, Oryx Instruments & Materials distributed all the assets and liabilities of the materials business segment and certain other assets to the Company. A deferred gain of approximately $646,000 was recorded by the Company on this transaction. As a result of the transaction, the Company had fully reserved its remaining 19.9% ownership investment in Oryx Instruments and Materials at February 28, 1998. On November 24, 1998, the Company subsequently sold 1,000,000 shares of its remaining Class A common stock of Oryx Instruments Corporation (I&M) and the $1,000,000 note receivable from I&M in exchange for a cash payment of $500,000. As a result of this transaction, the Company recognized a profit of $146,000 on its previously recorded $646,000 deferred gain. (See below)

                  Cash received by Oryx                     $   500,000
                  Recognition of deferred gain                  646,000

                  Less:
                        Sales of Note Receivable             (1,000,000)
                        Sale of I&M stock (recorded
                        at zero value)                               (-)
                                                            -----------
            Net gain realized                               $   146,000
                                                            ===========

        As a result of the above transaction, the Company's remaining interest in I&M was approximately 10%, which was fully reserved at February 28, 1999

        Material Business Segment

             o  Specialized Materials
             o  Contract R&D

                                         Year Ended         Year Ended
                                         February 28        February 28
(dollars in thousands)                      1999               1998
--------------------------------------------------------------------------
Revenues                                   $4,449             $4,678
Cost of sales                               3,179              3,300
                                           ------             ------
  Gross Profit                              1,270              1,378
Operating Expenses                            285                  0
                                           ------             ------
Operating Income (Loss)                    $  985             $1,378
                                           ------             ------

        Revenues for fiscal year 1999 decreased $229,000 or 4.9 % to $4,449,000 for the year ended February 28, 1999 from $4,678,000 for the year ended February 28, 1998. The decrease in revenue was primarily attributable to a decline of $304,000 in revenue recognized from research government contracts, offset by an increase of $75,000 revenue in the sputtering target assemblies business. However, the Company anticipates that sales in fiscal 2000 from sputtering target assemblies will be significantly below fiscal 1999 sales as consolidation and plant closures continue in the magnetic media industry, and from reduced billing on existing research government contracts which are substantially finished.

        Gross profit decreased $108,000 or 7.8 % from $1,378,000 for the year ended February 28, 1998 to $1,270,000 for the year ended

February 28, 1999. This decrease is primarily attributable to $240,000 less in gross profit related to research government contracts, offset by increase sales on lower manufacturing costs for sputtering target assemblies.

        Operating expenses in fiscal 1999 are associated with marketing, and administrative services not previously provided to the Material Business Unit.

        Income from operations for the 1999 fiscal year decreased $393,000 or 28.5% from $1,378,000 for the fiscal year ended February 28, 1998 to $985,000 for the year ended February 28, 1999.

        The Company expects that the results of operations for sputtering target assemblies in fiscal year 2000 will be adversely affected by the continued economic turmoil in the magnetic media industry, and consequently that its gross profits and gross profit margins are likely to decline in fiscal year 2000.

                                   CORPORATE

                                   Year Ended                  Year Ended
                                  February 28,                February 28,
(dollars in thousands)                1999                        1998
-----------------------------------------------------------------------------

Operating Expenses                  $ 1,477                     $ 2,250
                                    -------                     -------
Operating Income (Loss)             $(1,477)                    $(2,250)
                                    =======                     =======


        The decrease in operating expenses and loss from corporate operations of $773,000 or 34.4% from $2,250,000 for the fiscal year ended February 28, 1998 to $1,477,000 for the fiscal year ended February 28, 1999 primarily relates to reduction in labor, facilities, and professional services costs.

Liquidity and Capital Resources

        The Company's working capital increased $111,000 or 7.4% from a surplus of $1,501,000 at February 28, 1998, to a surplus of $1,612,000 at February 28, 1999. The Company's ratio of current assets to current liabilities was 1.6:1 at February 28, 1998, and 2.1:1 at February 28, 1999.

         Net cash used in operations for the year the ended February 28, 1999 was $1,469,000 consisting of $529,000 from continuing operations primarily in the form of operating losses and $940,000 from discontinued operations resulting from the sale of Oryx Power Products. Net cash used in operations for the fiscal year ended February 28, 1998, was $4,513,000 consisting of $3,687,000 from continuing operations and $826,000 from discontinued operations. Net cash used in continuing operations consists primarily of operating losses.

         Net cash provided by investing activities was $1,901,000 for the fiscal year ended February 28, 1999, consisting primarily of proceeds from the Company's sale of the business of Oryx Power Products Corporation. Net cash provided by investing activities was $1,062,000 for the 1998 fiscal year, primarily from the Company's sale of securities of DAS Devices, Inc. The Company does not expect to have any material capital expenditures for the year ended February 29, 2000.

         Net cash provided by financing activities was $416,000 for the fiscal year ended February 28, 1999. This represents a decline of $1,368,000 or 76.7% from net cash provided by financing activities in fiscal 1998. Cash provided by financing activities during fiscal 1999 was primarily attributed to the sale of a note receivable, involving the sale of the Instrument Business. Net cash provided by financing activities for the fiscal year ended February 28, 1998 was $1,784,000, primarily from the sale of approximately 3% ownership in the Company's subsidiary SurgX to IRISO, one of the Company's licensees, and proceeds from funding for an account receivable facility and inventory facility provided by KBK Financial.

         In May 1997, the Company entered into a credit facility which included an Accounts Receivable Revolving Batch Facility and an Inventory Line of Credit with KBK Financial, Inc. The Inventory Line of Credit provided for borrowings of up to $1.5 million ($750,000 of which is subject to an inventory appraisal). The Accounts Receivable Revolving Batch Facility allowed the Company to factor up to a maximum of $4 million, provided that any amount in excess of $3.5 million was supported by an equal amount of unused availability under the Inventory Line of Credit. Under the facility, the Company was required to sell on an undiscounted, non recourse basis all accounts receivable. In exchange, cash advances were available to the Company up to 85% of the face amount of eligible accounts receivable (as defined) to a maximum amount of $4 million. Accounts receivable in the amount of $1,100,000 at February 28, 1998 were due from lender. Financing costs under the arrangement were equal to the greater of the lender's base rate plus 1.25% or not less than 7.0%. In March 1998, the agreement was amended to reduce the Account Receivable Revolving Batch Facility and the Inventory Credit Line to maximum borrowings of $500,000 each. Under the amended agreement, the Accounts Receivable Revolving Batch Facility expired in March 1999 and the Inventory Line of Credit expired in May 1999.

        At February 28, 1999, the Company did not have amounts outstanding under either the Accounts Receivable Revolving Batch Facility or the Inventory Credit Line. At February 28, 1998, the Company had borrowings outstanding of $465,000 under the Inventory Line of Credit, of which $336,000 was included in net assets of discontinued operations and advances of $1,691,000 under the Accounts Receivable Revolving Batch Facility, of which $691,000 related to discontinued operations.

        In February 1998, the Company entered into a bridge loan facility with KBK Financial, Inc. for borrowings of amounts up to $1,000,000, bearing interest at the lender's base rate plus 4% with a minimum of 7% per annum. As consideration upon signing the facility, KBK Financial, Inc. received warrants to purchase 174,546 shares of common stock through February 2001 at an exercise price of $1.15. The Company recorded an expense of $93,000 upon issuance of the warrants. At February 28, 1998, there were no borrowings under this credit facility. This facility expired unused on September 15, 1998.

        In April of 1999, 939,536 public warrants were exercised for 1,973,022 shares of the Company's common stock providing cash proceeds to the Company of approximately $3,333,000. The Company believes that with such proceeds it has sufficient capital to meet its anticipated working capital requirements through fiscal year 2000. However, in the event the Company fails to meet its fiscal year 2000 operating plan, the Company might need additional funding to be obtained by selling assets, raising additional equity, or taking other steps. If the Company requires additional equity financing or attempts to raise capital through an asset sale, there can be no assurance that such transactions can be effected in time to meet the Company's needs, if at all, or that any such transaction will be on terms acceptable to the Company or in the interest of its stockholders.

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

        As of February 28, 1999, the Company had completed several Year 2000 projects, including an upgrade of its Novell Network Operating systems and tape backup software, evaluation of workstations for Year 2000 compliance, evaluation of the Company's MIS system and testing of beta software for the MIS system, evaluation of the Company's email and servers, evaluation of network routing, interconnect, and firewall hardware and software compliance and evaluation of the Company's telephone and voicemail equipment. The Company's review of the Year 2000 issue with respect to its internal systems preliminarily suggests no material problems.

        As of February 28, 1999, the following Year 2000 projects are completed or in process: A new Y2K Compliant email system has been installed and tested and the conversion of email from the old system has been completed; the new compliant Netcellent (MACOLA) V6.7 MIS system has been installed and related databases have been converted to Year 2000 compliant formats. This was completed prior to the 1999 fiscal year end, and the final 1999 inventory and financial close were completed on the new system and data without problems. A list of critical vendors has been identified and questionnaires have been sent to these vendors. Vendor response has been quite favorable with most having programs in place. The company is working with or will replace any remaining vendors who are not compliant. Evaluation of equipment containing embedded controllers is ongoing during 1999, although none is currently considered mission critical. As of February 28, 1999, the Company's aggregate expenditures (excluding employee costs) in connection with Year 2000 compliance have been less than $30,000 and the Company estimates that the total cost of its Year 2000 projects will be approximately $50,000.

        The Company has also initiated discussions with Cooper Bussmann and IRISO, the Company's primary licensees, with respect to their state of readiness for year 2000. Cooper Bussmann has a detailed Y2K plan which has been in place since 1996 and has completed most major phases. They provide regular status on implementation, and the Company feels Cooper Bussmann will be compliant. The Company has not yet completed its evaluation of IRISO's Year 2000 compliance and, upon completion of such review, will develop contingency plans if IRISO is not Year 2000 compliant.

        The Company currently does not anticipate that the cost of Year 2000 compliance will be material to its financial condition or results of operations. However, satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control. Should the Company's internal systems or the internal systems of one or more significant vendors, manufacturers or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected. The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's result's of operations, liquidity or financial condition. However, in the event that the Company's primary licensees, Cooper Bussmann and Iriso, or their respective customers or vendors suffer a material interruption in business activity due to computer malfunctions resulting from Year 2000 noncompliance, licensing revenues to the Company from Cooper Bussmann and/or Iriso and the Company's financial condition could be materially adversely affected. The Company's Year 2000 compliance project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of third parties it deals with. The Company believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

        Readers are cautioned that forward-looking statements contained in the Year 2000 Update should read in conjunction with the Company's disclosures about forward-looking statements immediately proceeding "Part I-Business."

        ORYX POWER PRODUCTS CORPORATION (Discontinued operations)

        On March 7, 1998, Todd Power Corporation ("Todd") acquired substantially all of the properties, assets, rights, business and certain liabilities of Oryx Power Products Corporation ("Power Products") for a purchase price of $2,000,000 in cash and a contingent additional amount of up to $4,000,000 to be calculated based upon future sales of certain of Power Products' specified products to named customers during the fourteen month period immediately following the sale. Sales during this fourteen-month period (ended May 1, 1999) were at a level whereby the Company may be paid up to approximately $250,000 out of the total $4,000,000 contingent payment. The actual amount paid to the Company will vary pursuant to terms and conditions of the purchase agreement. The disposal of Power Products has been accounted for as a discontinued operation and accordingly the net assets held for disposal and operating results of Power Products were segregated and reported as discontinued operations. The Company recognized a loss on disposal, all losses were recognized as if the transaction were completed as of February
28, 1998. Prior year financial statements have been restated to reflect the discontinuance of the Power Products operations. Revenue from Power Products was $10,022,000 for the year ended February 28, 1998. Loss from discontinued operations, net of taxes, was $3,666,000 for the year ended February 28, 1998.

Item 7.  Financial Statements

        The response to this item is submitted in a separate section of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The information required by this item is incorporated by reference from the information under the caption "Election of Directors," with respect to Directors, and under the caption "Management," with respect to Executive Officers, contained in the Company's definitive Proxy Statement which will be filed with the Commission in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement").

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

         (b)      Reports on Form 8-K

         The Company filed with the Commission two Reports on Form 8-K during the fiscal quarter ended February 28, 1999. The first such report was filed on December 8, 1998 for the purpose of reporting a Note and Stock Purchase Agreement between the Company, Corus Investment and Oryx Instruments & Material Corporation. The second such Report was filed on February 23, 1999 for the purpose of reporting an Assignment Agreement between the Company and Philip J. Micciche.

         (c)      Exhibits

     Exhibit No.                 Description of Exhibits
     -----------                 -----------------------

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

        4.4B    1995 Directors Stock Option Plan(6)

        4.5 Form of Promissory Note issued to Series A Preferred Stock investors(1)

        4.6     Unit Purchase Warrant(1)

        4.7 Form of Warrants issued to Yorkton Securities, Inc. in December 1996 and February 1997(8)

        4.8 Nonstatutory Stock Option Agreement, dated as of March 1, 1998, between the Registrant and Bharat Shah(5)

        4.9 Nonstatutory Stock Option Agreement, dated as of March 1, 1998, between the Registrant and Bharat Shah(5)

        4.10 Nonstatutory Stock Option Agreement, dated as of March 1, 1998, between the Registrant and Paul Dickerson(5)

        4.11 Nonstatutory Stock Option Agreement, dated as of March 1, 1998, between the Registrant and Thomas Landgraf(5)

        4.12 Nonstatutory Stock Option Agreement, dated as of March 1, 1998, between the Registrant and Charles Ray(5)

        4.13 Nonstatutory Stock Option Agreement, dated as of March 1, 1998, between the Registrant and Gary Sollner(5)

        4.14 Warrant dated as of August 10, 1998, between the Registrant and Continental Capital & Equity Corporation(14)

        4.15 Stock Warrant dated as of February 27, 1998, between the Registrant and KBK Financial, Inc.(14)

        10.1 Lease Agreement with Renco Investment Company re: Fremont, California office, a laboratory and manufacturing facility (1)

        10.2 Lease Agreement with FINSA re: Reynosa, Mexico, manufacturing facility(3)

        10.3 Lease Agreement with Greer Enterprises re: Fremont, California manufacturing facility(3)

        10.4 Lease Agreement with Hospitak/Meditron re: McAllen, Texas, warehouse facility(3)

        10.5    Lease Agreement with Security Capital Industrial Trust re:
                Fremont, California manufacturing facility(4)

        10.6 Lease Agreement with OTR, State Teachers Retirement System of Ohio re: Mt. Prospect, Illinois office(4)

        10.7 Lease Agreement with E.B.J. Partners LP re: Fremont, California office and manufacturing facility(12)

        10.8    Letter of Separation Agreement with Andrew Wilson(12)

        10.9    Letter of Employment Agreement with Mitchel Underseth(12)

        10.10   Letter of Employment Agreement with Philip Micciche(12)

        10.11 Letter of Employment and Non-Competition Agreement with Andrew Intrater(1)

        10.12 Agreement for the Purchase and Sale of Stock with Intek Diversified Corporation(1)

        10.13   Asset Purchase Agreement with Zenith Electronics Corporation(1)

        10.14   Promissory Notes issued in interim debt financing(1)

        10.15 Common Stock Purchase Warrants issued in interim debt financing(3)

        10.16 Placement Agency Agreement between the Registrant and Yorkton Securities, Inc. dated February 8, 1996, as amended April 22, 1996(4)

        10.17 Form of Subscription Agreement between the Registrant and various investors in Yorkton Private Placement dated February 29, 1996 and May 13, 1996(4)

        10.18 Offering Memorandum dated February 8, 1996 and Supplement thereto dated April 22, 1996, relating to Yorkton private placement(4)

        10.19 Settlement Agreement between the Registrant and Zenith Electronics Corporation dated February 29, 1996, as amended April 16, 1996(4)

        10.20 Agreement between the Registrant and Cooper Bussmann dated July, 1996(12)

        10.21 Agreement between the Registrant and National Semiconductor dated June 7, 1996(12)

        10.22 Agreement between the Registrant and LSI Logic dated September 30, 1996(12)

        10.23 Agency Agreement between the Registrant and Yorkton Securities, Inc. dated December 4, 1996, as amended January 23, 1997(8)

        10.24 Form of Subscription Agreement between the Registrant and various investors in Yorkton Private Placement dated December 4, 1996(9)

        10.25 Asset Purchase Agreement relating to the acquisition of Power Sensors Corporation by Oryx Power Products Corporation dated December 19, 1996(7)

        10.26 Stock Purchase and Reorganization Agreement by and among the Registrant, Corus Investment, Ltd. and Oryx Instruments and Materials Corporation Dated February 27, 1998(10)

        10.27   Stockholders' Agreement Dated February 27, 1998(10)

        10.28   Pledge Agreement Dated February 27, 1998(10)

        10.29   Promissory Note Dated February 27, 1998(10)

        10.30 Asset Purchase Agreement by and among the Registrant, Todd Power Corporation and Oryx Power Products Corporation Dated March 2, 1998(11)+

        10.31   License Agreement with IRISO Electronics Limited(13)

        10.32   Stock Purchase Agreement with IRISO Electronics Limited(13)

        10.33   Agreement with Office of Naval Research(13)

        10.34   Das Devices Inc. Preferred Stock Purchase Agreement(13)

        10.35   Arvind Patel Separation Agreement(13)

        10.36   Amended Cooper Bussmann License Agreement (13)

        10.37   Revolving Account Transfer and Purchase Agreement(13)

        10.38   First Amendment to Loan Agreement(13)

        10.39   Revolving Credit Promissory Note(13)

        10.40   Second Amendment to Loan Agreement(13)

        10.41 Market Access Program Marketing Agreement dated as of August 7, 1998, by and between the Registrant and Continental Capital & Equity Corporation. (14)

        10.42 Term Promissory Note dated February 27, 1998 payable to KBK Financial, Inc.(13)

        10.43   Loan Agreement dated May 29, 1997 with KBK Financial, Inc.(13)

        10.44 Note and Stock Purchase Agreement and Release dated November 6, 1998 by and among the Registrant, Corus Investment LTD.
                and Oryx Instruments and Materials Corporation. (15)

        10.45   Promissory Note payable by Mitchel Underseth dated July 15,
                1998*

        10.46 Assignment Agreement between Philip J. Micciche and the Registrant dated November 24, 1998*

        10.47 Extension Rent Agreement between ProLogis LP and the Registrant dated April 12, 1999*

        21      Subsidiaries of the Registrant(4)

        23.1    Consent of Independent Accountants*

        27.1    Financial Data Schedule*

*       Filed herewith.

+ Confidential treatment has been requested with respect to certain portions of these Exhibits. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

(1) Previously filed as an exhibit to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-72104) which became effective on April 6, 1994 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on March 27, 1995.

(3) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1995.

(4) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB (as amended) for the fiscal year ended February 29, 1996.

(5) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-62767) filed with the Commission on September 1, 1998 and incorporated herein by reference.

(6) Previously filed as an exhibit to the Registrant's Registration Statements on Form S-8 (Registration No. 333-07409) filed with the Commission on July 2, 1996 and incorporated herein by reference.

(7) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on January 3, 1997.

(8) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on February 21, 1997.

(9) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (Registration No. 333-23317) filed with the Commission on March 31, 1997 and incorporated herein by reference.

(10) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 1998.

(11) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on March 23, 1998.

(12) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997.

(13) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998.

(14) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (Registration No. 333-63991) which became effective on September 22, 1998 and is incorporated herein by reference.

(15) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on April 14, 1999.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of May 1999.


                                          ORYX TECHNOLOGY CORP.

                                          By: /s/ Philip J. Micciche
                                              -----------------------------
                                              Philip J. Micciche,
                                              President & CEO

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signature                       Title                               Date
---------                       -----                               ----

                                President, Chief
                                Executive Officer
/s/ Philip J. Micciche          and Director                        May 27, 1999
--------------------------      (Principal Executive
Philip J. Micciche              Officer)


/s/ Andrew Intrater             Secretary, Treasurer                May 27, 1999
--------------------------      and Director
Andrew Intrater

                                Chief Financial                     May 27, 1999
/s/ Mitchel Underseth           Officer and Director
--------------------------      (Principal Financial
Mitchel Underseth               Officer and Principal
                                Accounting Officer)


/s/ John H. Abeles              Director                            May 27, 1999
--------------------------
John H. Abeles

(signatures continued next page)

(signatures continued from previous page )


Signature                       Title                               Date
---------                       -----                               ----

/s/ Jay M. Haft                 Director                            May 27, 1999
--------------------------
Jay M. Haft


/s/ Richard Hubbard             Director                            May 27, 1999
--------------------------
Richard Hubbard


/s/ Doug McBurnie               Director                            May 27, 1999
--------------------------
Doug McBurnie


/s/ Ted D. Morgan               Director                            May 27, 1999
--------------------------
Ted D. Morgan

ORYX TECHNOLOGY CORP.
Index to Consolidated Financial Statements
February 28, 1999 and February 28, 1998
--------------------------------------------------------------------------------


                                                                            PAGE
Report of Independent Accountants.........................................   F-2

Consolidated Balance Sheet at February 28, 1999
      and 1998............................................................   F-3

Consolidated Statement of Operations for the
       years ended February 28, 1999 and 1998.............................   F-4

Consolidated Statement of Stockholders' Equity for the
      years ended February 28, 1999 and 1998..............................   F-5

Consolidated Statement of Cash Flows for the
      years ended February 28, 1999 and 1998..............................   F-6

Notes to Consolidated Financial Statements................................   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Oryx Technology Corp.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Oryx Technology Corp. and its subsidiaries at February 28, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

San Jose, California
May 25, 1999

ORYX TECHNOLOGY CORP.
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                                        February 28,        February 28,
                                                                            1999               1998
                       Assets
Current assets:
  Cash and cash equivalents                                             $  1,570,000       $    722,000
  Accounts receivable, net of allowance for doubtful
    accounts of $118,000 and $93,000                                         696,000          1,100,000
  Inventories                                                                384,000            397,000
  Other current assets                                                       278,000            670,000
  Net assets of discontinued operations                                            -          1,060,000
                                                                        ------------       ------------
    Total current assets                                                   2,928,000          3,949,000

Property and equipment, net                                                  434,000            490,000
Other assets                                                                 141,000          1,114,000
                                                                        ------------       ------------
                                                                        $  3,503,000       $  5,553,000
                                                                        ============       ============

         Liabilities and Stockholders' Equity

Current liabilities:
  Bank borrowings                                                       $          -       $    129,000
  Capital lease and other short term obligations                              12,000             16,000
  Deferred revenue                                                           408,000            874,000
  Accounts payable                                                           355,000            431,000
  Accrued liabilities                                                        541,000            998,000
                                                                        ------------       ------------
    Total current liabilities                                              1,316,000          2,448,000

Deferred gain on Sale of I&M Division                                           --              646,000
Capital lease and other long term obligation, less current portion            16,000             12,000
                                                                        ------------       ------------
    Total liabilities                                                      1,332,000          3,106,000

Stockholders' equity:
  Series A 2% Convertible Cumulative Preferred Stock,
    $0.001 par value; 3,000,000 shares authorized;
    3,750 and 4,500 shares issued and outstanding,
    liquidation value $94,000 and $113,000                                    89,000            107,000
  Common Stock, $0.001 par value; 25,000,000 shares
    authorized; 13,290,464 and 13,124,821 issued and outstanding              13,000             13,000
Additional paid-in capital                                                20,144,000         19,711,000
Accumulated deficit                                                      (18,075,000)       (17,384,000)
                                                                        ------------       ------------
      Total stockholders' equity                                           2,171,000          2,447,000
                                                                        ------------       ------------
                                                                        $  3,503,000       $  5,553,000
                                                                        ============       ============


   The accompanying notes are an integral part of these financial statements.

ORYX TECHNOLOGY CORP.
Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                                          YEAR ENDED          YEAR ENDED
                                                                          FEBRUARY 28,        FEBRUARY 28,
                                                                              1999               1998
Net revenue                                                               $  4,642,000       $  8,449,000
Cost of sales                                                                3,463,000          6,234,000
                                                                          ------------       ------------
    Gross profit                                                             1,179,000          2,215,000
Operating expenses:
   Marketing and selling                                                       207,000          1,141,000
   General and administrative                                                1,604,000          2,911,000
   Research and development                                                    419,000          2,669,000
                                                                          ------------       ------------
    Total operating expenses                                                 2,230,000          6,721,000
                                                                          ------------       ------------
Loss from operations                                                        (1,051,000)        (4,506,000)

Interest income (expense), net                                                  14,000           (350,000)
Other income                                                                   363,000               --
Net gain (write down) on investment                                            (15,000)         1,383,000
                                                                          ------------       ------------
          Loss from continuing operations                                     (689,000)        (3,473,000)
                                                                          ------------       ------------
Discontinued operations:
  Loss from discontinued operations                                               --           (3,588,000)
  Loss on disposal of discontinued operations                                     --              (78,000)
                                                                          ------------       ------------
          Loss from discontinued operations                                       --           (3,666,000)
                                                                          ------------       ------------

Net loss                                                                      (689,000)        (7,139,000)
Dividends                                                                       (2,000)            (2,000)
                                                                          ------------       ------------
    Net loss attributable to Common Stock                                 $   (691,000)      $ (7,141,000)
                                                                          ============       ============

Basic and diluted loss per common share from continuing operations        $      (0.05)      $      (0.26)
Basic and diluted loss per common share from discontinued operations              --                (0.28)
                                                                          ------------       ------------
Basic and diluted net loss per common share (Note 2)                      $      (0.05)      $      (0.54)
                                                                          ============       ============
Weighted average common shares used to compute basic and
   diluted loss per share (Note 2)                                          13,158,000         13,105,000
                                                                          ============       ============

   The accompanying notes are an integral part of these financial statements.

ORYX TECHNOLOGY CORP.
Consolidated Statement of Stockholders' Equity
--------------------------------------------------------------------------------

                                        SERIES A 2%
                                    CONVERTIBLE CUMULATIVE                        ADDITIONAL
                                       PREFERRED STOCK          COMMON STOCK        PAID-IN      ACCUMULATED
                                       SHARES    AMOUNT      SHARES      AMOUNT     CAPITAL        DEFICIT        TOTAL
                                       ------    ------      ------      ------     -------        -------        -----
Balance at February 28, 1997            4,500   $107,000    12,968,581   $13,000  $18,920,000   $(10,243,000)   $8,797,000
Issuance of Common Stock and
  warrants in private placements,
  net of issuance costs of $15,000         --         --            --        --      485,000                      485,000
Issuance of Common Stock upon
  exercise of warrants                     --         --       156,240        --      213,000                      213,000
Issuance of warrants in exchange
  for financing services                   --         --            --        --       93,000                       93,000
Net Loss                                   --         --            --        --           --     (7,139,000)   (7,139,000)
Preferred Stock dividend                   --         --            --        --           --         (2,000)       (2,000)
                                        -----   --------    ----------   -------  -----------   ------------    ----------
Balance at February 28, 1998            4,500    107,000    13,124,821    13,000   19,711,000    (17,384,000)    2,447,000

Issuance of Common Stock upon
  exercise of options                      --         --        24,469        --       28,000             --        28,000
Issuance of Common Stock upon
  exercise of warrants                     --         --        10,922        --       18,000             --        18,000
Issuance of stock option in
  exchange for services                    --         --            --        --      209,000             --       209,000
Issuance of Common Stock in
  exchange for investor relations
  services                                 --         --       121,500        --      143,000             --       143,000
Issuance of warrants in exchange
  for investor relations services          --         --            --        --       17,000             --        17,000
Conversion of Preferred Stock
  to Common Stock                        (750)   (18,000)        8,752        --       18,000             --            --
Net Loss                                   --         --            --        --           --       (689,000)     (689,000)
Preferred Stock dividend                   --         --            --        --           --         (2,000)       (2,000)
                                        -----   --------    ----------   -------  -----------   ------------    ----------
Balance at February 28, 1999            3,750   $ 89,000    13,290,464   $13,000  $20,144,000   $(18,075,000)   $2,171,000
                                        =====   ========    ==========   =======  ===========   ============    ==========



   The accompanying notes are an integral part of these financial statements.

ORYX TECHNOLOGY CORP.
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                             Year Ended        Year Ended
                                                                                             February 28,      February 28,
                                                                                                 1999              1998
Cash flows from operating activities:
  Net loss                                                                                   $  (689,000)      $(7,139,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss from discontinued operations                                                               --           3,666,000
    Gain on sale of investment                                                                      --          (1,383,000)
    Non-cash stock compensation charge                                                           173,000            93,000
    Depreciation and amortization                                                                155,000           458,000
    Recognized Gain on sale of Instruments business                                             (146,000)             --
      Changes in assets and liabilities (net of effects from disposal of subsidiaries):
        Accounts receivable                                                                      404,000          (483,000)
        Inventories                                                                               13,000           548,000
        Other current assets                                                                     405,000          (148,000)
        Other assets                                                                             (27,000)           20,000
        Deferred revenue                                                                        (466,000)          609,000
        Accounts payable                                                                         (76,000)         (622,000)
        Accrued liabilities                                                                     (275,000)          694,000
                                                                                             -----------       -----------
            Net cash used in continued operations                                               (529,000)       (3,687,000)
            Net cash used in discontinued operations                                            (940,000)         (826,000)
                                                                                             -----------       -----------
            Net cash used in operations                                                       (1,469,000)       (4,513,000)
                                                                                             -----------       -----------
Cash flows from investing activities:
  Capital expenditures                                                                           (99,000)         (321,000)
  Proceeds from sale of discontinued operations                                                2,000,000              --
  Net proceeds from sale of shares of an investment                                                 --           1,383,000
                                                                                             -----------       -----------
            Net cash provided by investing activities                                          1,901,000         1,062,000
                                                                                             -----------       -----------
Cash flows from financing activities:
  Sale of Accounts Receivable to a financial institution                                            --           1,000,000
  Sale of Note Receivable                                                                        500,000              --
  Borrowings(repayment) of bank line of credit                                                  (129,000)          129,000
  Proceeds from  notes payable                                                                    19,000              --
  Payment of capital lease obligations                                                           (19,000)          (38,000)
  Proceeds from sale of minority interest on SurgX Corp.                                            --             485,000
  Proceeds from exercise of options for Common Stock                                              28,000              --
  Proceeds from exercise of warrants for Common Stock                                             18,000           213,000
  Payment of preferred stock dividend                                                             (2,000)           (2,000)
  Other                                                                                            1,000            (3,000)
                                                                                             -----------       -----------
            Net cash provided by financing activities                                            416,000         1,784,000
                                                                                             -----------       -----------
Net increase (decrease) in cash and cash equivalents                                             848,000        (1,667,000)
Cash and cash equivalents at beginning of period                                                 722,000         2,389,000
                                                                                             -----------       -----------
Cash and cash equivalents at end of period                                                   $ 1,570,000       $   722,000
                                                                                             ===========       ===========
Supplemental disclosures of cash flow information:
  Interest paid during the period                                                            $    40,000       $   298,000
                                                                                             ===========       ===========
Supplemental disclosure of noncash investing and financing activities:
  Property and equipment acquired under capital lease obligations                            $        --       $     8,000
                                                                                             ===========       ===========


   The accompanying notes are an integral part of these financial statements.

ORYX TECHNOLOGY CORP.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   THE COMPANY

     Oryx Technology Corp. ("Oryx" or the "Company"), a Delaware corporation, and its subsidiaries manufacture assemblies used in the production of computer memory disks, electromagnets, electrostatic discharge test equipment, secondary ion mass spectrometer measurement devices, and are developing products that provide electrostatic discharge protection.

     The Company's cumulative losses and cash used in fiscal 1999 operations results in uncertainty about the Company's future viability. In the prior year, the sale of a portion of Instruments and Materials business (see note
     4), and the sale of Oryx Power Products Corporation ("Power Products") (see
     note 5) significantly reduced operating losses enabling the Company to continue as a going concern. The exercise of public warrants in April 1999, which resulted in net cash proceeds of $3.3 million will contribute the Company's ability to continue as a going concern through at least February 29, 2000.

     CONCENTRATION OF CREDIT RISKS

     The Company's customers are primarily in the office equipment, semiconductor and computer disk drive manufacturing industries. The Company maintains reserves for potential credit losses; historically, such losses have been minor. The Company's accounts receivable are principally derived from sales in the United States. All transactions are denominated in U.S. dollars. Significant customers who represented 10% or more of revenue for the respective periods were as follow:

                                YEAR ENDED       YEAR ENDED
                                FEBRUARY 28,     FEBRUARY 28,
                                   1999             1998
         Customer A                 27%              6%
         Customer B                 22%              5%
         Customer C                 11%              11%
         Customer D                 10%              13%
         Customer E                 3%               12%

         Fiscal 1998 includes sales by Oryx Instruments business sold in February 1998.

ORYX TECHNOLOGY CORP.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

        The Company markets its products both domestically and internationally. Sales by geographic region are as follow:

                                           YEAR ENDED          YEAR ENDED
                                           FEBRUARY 28,        FEBRUARY 28,
                                               1999               1998
        Net Revenues:
        United States                       $3,595,000         $6,434,000
        Singapore                            1,043,000          1,302,000
        Pacific Rim (Taiwan and Japan)           4,000            693,000
        France                                    --               20,000
                                            ----------         ----------
        Net Revenues                        $4,642,000         $8,449,000
                                            ==========         ==========

        Fiscal 1998 includes sales by Oryx Instruments business sold on February 1998.


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


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION

        The Company's fiscal year ends on the last day of February. The year ended February 28, 1999 is referred to as fiscal 1999.

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

        INVENTORIES

        Inventories are stated at the lower of cost or market and cost being determined on a first-in, first-out basis.

ORYX TECHNOLOGY CORP.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

     INVESTMENT IN DAS DEVICES, INC.

     The Company accounts for its investment in DAS Devices, Inc. ("DAS Devices") using the cost method. See Note 6 for related investment activity.

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

     NET LOSS PER SHARE

     Basic earnings per share is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as option, warrants, and preferred stock. Due to the net losses from continuing operations incurred in fiscal 1999 and 1998, all common stock equivalents outstanding were considered anti dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share in fiscal 1999 or 1998. Anti dilutive securities and common stock equivalents at February 28, 1999 which could be dilutive in future periods include common stock options to purchase 3,507,000 shares of common stock, warrants to purchase 4,435,000 shares of common stock, 3,750 shares of Series A preferred stock which may be converted into 44,000 shares of common stock and subsidiary stock options to purchase 304,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.

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

     NEW ACCOUNTING STANDARD

     In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) which establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its operations. The company will adopt SFAS No. 133 as required for its second quarterly filing in fiscal 2001. The Company currently does not hold any instruments which would be effected by SFAS No. 133.

ORYX TECHNOLOGY CORP.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     3.  DETAILS OF BALANCE SHEET COMPONENTS

                                                     FEBRUARY 28,    FEBRUARY 28,
                                                         1999            1998
Inventories:
  Raw materials                                       $  75,000       $  84,000
  Finished goods                                        309,000         313,000
                                                      ---------       ---------
                                                      $ 384,000       $ 397,000
                                                      =========       =========

Other current assets:
  Investment in Applied Magnetics Corporation         $ 218,000       $    --
  Note receivable                                          --           500,000
  Other                                                  60,000         170,000
                                                      ---------       ---------
                                                      $ 278,000       $ 670,000
                                                      =========       =========

Property and equipment:
  Machinery and equipment                             $ 501,000       $ 459,000
  Furniture and fixtures                                250,000         225,000
  Automobiles                                            43,000          11,000
  Leasehold improvements                                105,000         105,000
                                                      ---------       ---------
                                                        899,000         800,000
Less:  Accumulated depreciation                        (465,000)       (310,000)
                                                      ---------       ---------
                                                      $ 434,000       $ 490,000
                                                      =========       =========

Accrued liabilities:
  Compensation                                        $ 192,000       $ 316,000
  Professional fees                                     116,000         199,000
  Facilities                                             22,000          31,000
  Disposal related costs                                   --           138,000
  Other                                                 211,000         314,000
                                                      ---------       ---------
                                                      $ 541,000       $ 998,000
                                                      =========       =========

ORYX TECHNOLOGY CORP.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

4.   DISPOSITION

     On February 27, 1998, a third party acquired 8,000,000 newly issued shares of the authorized Class A Common Stock of Oryx Instruments and Materials Corporation ("I&M") from I&M in exchange for $500,000 in cash (the "Sale"). Prior to the Sale, I&M was essentially a wholly owned subsidiary of the Company.

     As part of the Sale, I&M repurchased 8,000,000 of the 10,000,000 shares of Class A Common Stock held by the Company for an aggregate redemption price of $1,500,000 payable $500,000 in cash and $1,000,000 in a non-interest bearing note (the "Note Receivable"). The Note Receivable balance was payable one-third on February 27, 1999 and two-thirds on February 27, 2000. The transaction resulted in a gain of $646,000 for the Company, which was deferred until receipt of payments under the Note Receivable. As a result of the transaction, the Company has fully reserved its remaining 19.9% ownership investment in I&M at February 28, 1998. The Note Receivable was included in other assets at February 28, 1998.

     Immediately prior to the repurchase, I&M distributed to the Company substantially all of the assets and liabilities comprising the materials business previously conducted by I&M as well as certain other assets. Net assets retained by the Company totaled $1,300,000. Revenue from the sold Instruments portion of I&M were $3,688,000 for the year ended February 28, 1998.

     On November 24, 1998, the Company sold 1,000,000 shares of Class A Common Stock of I&M owned by the Company and the $1,000,000 note receivable from I&M in exchange for a cash payment of $500,000. As a result of this transaction, the Company recognized a gain of $146,000. The gain of $146,000 consist of the $500,000 in cash received and recognition of the $646,000 deferred gain less the sale of the $1,000,000 note receivable.

5.   DISCONTINUED OPERATIONS

     On March 2, 1998, the Company sold substantially all of the properties, assets, rights, business and certain liabilities of Oryx Power Products Corporation ("Power Products") for $2,000,000 in cash and a contingent additional amount up to $4,000,000 to be calculated based upon sales of certain specified products to specified customers during the fourteen month period immediately following the closing of the transaction. The disposal of Power Products has been accounted for as a discontinued operation and accordingly the net assets held for disposal and operating results of Power Products were segregated and reported as discontinued operations. As the Company has estimated a loss on disposal, all losses were recognized as if the transaction was completed as of February 28, 1998. Revenue from Power Products was $10,022,000 for the year ended February 28, 1998.

ORYX TECHNOLOGY CORP.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

        The components of net assets of discontinued operations included in the Consolidated Balance Sheet are as follows:

                                                       FEBRUARY 28,
                                                           1998
            Cash                                       $    13,000
            Accounts receivable                            228,000
            Inventory                                    2,571,000
            Other current assets                            95,000
                                                       -----------
              Current Assets                             2,907,000

            Property & equipment, net                    1,158,000
            Non current assets                             632,000
                                                       -----------
              Total assets                               4,697,000

            Current liabilities                         (2,567,000)
            Non current liabilities                       (245,000)
            Mandatorily redeemable securities             (825,000)
                                                       -----------
              Total liabilities                         (3,637,000)

            Net assets of discontinued operations      $ 1,060,000
                                                       ===========

        Loss from discontinued operations are net of income taxes of $25,000 for the year ended February 28,1998. The tax benefit resulting from the loss on disposal of Power Products was immaterial. Transaction costs related to the disposal were $1,018,000.

6.      INVESTMENT IN DAS DEVICES

        In fiscal 1998, the Company sold 42% of its holdings in DAS Devices for $1.4 million and realized a gain of $1,383,000, net of its prorata cost basis and expenses of $17,000. At February 28, 1998 the Company's investment in DAS Devices was $15,000. During fiscal year 1999, Applied Magnetics Corp. purchased DAS Devices and the Company did not receive any consideration for its holding due to the priority of liquidation preference to other DAS Devices stockholders. As a result the Company recorded a $15,000 loss on the write-off of its remaining investment in DAS Devices.

7.      CONTINENTAL CAPITAL & EQUITY CORPORATION TRANSACTION

        During fiscal 1999, the Company entered into a seventeen month marketing agreement to receive investor relations services from Continental Capital. In consideration for services to be rendered, the Company agreed to issue 162,000 shares of common stock over defined periods, 40,500 shares of common stock which are contingently issuable upon certain milestones and an immediately exercisable warrant to purchase 60,000 shares of common stock at $1.09, with a two-year term. The Company issued 121,500 shares of common stock to Continental Capital in fiscal 1999 under this agreement. The Company recorded expense of $147,000 relating to the services received which was based on the Company's stock price during the year. Expense relating to the

ORYX TECHNOLOGY CORP.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

        issuance of these shares is not necessarily representative of expense to be incurred in future periods as the expense is based on the Company's prevailing stock price during the periods the shares are issued. The Company also issued the warrant during fiscal 1999 and will amortize the value of $29,000 relating to the warrant over the agreement term.


8.      FINANCING ARRANGEMENTS

        On December 4, 1996, the Company entered into a credit facility with a financial institution for borrowings of $530,000 bearing interest at 10.5%. The credit facility is payable over 48 monthly payments of principal and interest and is collaterized by specified manufacturing equipment. At February 28, 1998, the Company had borrowings outstanding of $360,000 under this facility which was included in net assets of discontinued operations. At February 28, 1999, there were no borrowings under this credit facility.

        At February 28, 1997, the Company had outstanding borrowings of $530,000 under a loan assumed in connection with PSC acquisition. The loan was collaterized by business assets of the Company. During the year ended February 28, 1998, the Company paid off the entire balance of this loan.

        In May 1997, the Company entered into a facility which included an Accounts Receivable Revolving Batch Facility and an Inventory Line of Credit with a financial institution. The Inventory Line of Credit provides for borrowings of up to $1.5 million ($750,000 of which is subject to an inventory appraisal). The Accounts Receivable Revolving Batch Facility allows the Company to factor up to a maximum of $4 million, provided that any amount in excess of $3.5 million is supported by an equal amount of unused availability under the Inventory Line of Credit. Under the facility, the Company is required to sell on an undiscounted, non recourse basis all accounts receivable. In exchange, advances are available to the Company up to 85% of the face amount of eligible accounts receivable (as defined) up to a maximum amount of $4 million. Accounts receivable in the amount of $1,100,000 at February 28, 1998 were due from lender. Financing costs under the arrangement are equal to the greater of the institution's base rate plus 1.25% or 7.0%. In March 1998, the agreement was amended to reduce the Account Receivable Revolving Batch Facility and the Inventory Credit Line to a maximum borrowings of $500,000 each. Under the amended agreement, the Accounts Receivable Revolving Batch Facility expires in March 1999 and the Inventory Line of Credit expires in May 1999. The Company has no intention to renew or extend any of these facilities. At February 28, 1998, the Company had borrowings outstanding of $465,000 under the Inventory Line of Credit, of which $336,000 was included in net assets of discontinued operations, and advances of $1,691,000 under the Accounts Receivable Revolving Batch Facility, of which $691,000 related to discontinued operations. At February 28, 1999, there were no borrowings outstanding under these credit facilities.

        In February 1998, the Company entered into a bridge loan facility with a financial institution for borrowings of amounts up to $1,000,000 bearing interest at the institution's base rate plus 4% with a minimum of 7% per annum. The facility expired unused on September 15, 1998. As consideration upon signing the facility, the financial institution received warrants to purchase 174,546 shares of common stock exercisable through February 2001 at an exercise price of $1.15. The Company recorded an expense of $93,000 upon issuance of the warrants.

9.      SERIES A 2% CONVERTIBLE CUMULATIVE PREFERRED STOCK

        The Company has authorized 3,000,000 shares of Preferred Stock with a par value of $0.001 per share of which 45,000 of such shares are designated Series A 2% Convertible Cumulative Preferred Stock (the Series A Stock). Each share of Series A Stock may be converted, at the option of the holder, into approximately 11.67 shares of

ORYX TECHNOLOGY CORP.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

        Common Stock. The Company had reserved 43,763 and 52,515 shares of Common Stock for issuance upon conversion of the Series A Stock as of February 28, 1999 and 1998, respectively. During fiscal 1999, a holder of Series A Preferred Stock converted 750 units into 8,752 shares of Common Stock. The holders of Series A Preferred Stock are entitled to receive a cumulative dividend of $0.50 per share per annum, subject to any restrictions imposed by the Delaware General Corporation Law. The dividend is payable semi-annually. In the event of liquidation and to the extent assets are available, the holders of the Series A Stock are entitled to a liquidation preference distribution of $25.00 per share plus accrued but unpaid dividends. Each share of the Series A Stock is entitled to one vote per share on all matters submitted to a vote of stockholders of the Company.

10.     STOCK PLANS AND WARRANTS

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

        In 1995 and 1996, the Company adopted the 1995 and 1996 Directors Stock Option Plan (the "Directors' Plans"). The 1995 and 1996 Directors' Plan, which expires in 2005 and 2006, respectively, provide for nonstatutory stock options to be granted to nonemployee directors of the Company. The Board of Directors may terminate the Directors' Plans at anytime at its discretion. Options under the Directors' Plans are granted at prices determined by the Board of Directors, subject to certain conditions more fully described in the Directors' Plans. Generally, these conditions require that the exercise price of options granted may not be below 110% for persons owning more than 10% of the Company's capital stock and 100% for options issued to other persons of the fair market valve of the stock at the date of grant. Options must expire within ten years of grant. The 1995 and 1996 Directors' Plan provides that each nonemployee director receive options to purchase 45,000 and 30,000 shares, respectively, of the Company's Common Stock. Under the 1995 Director's Plan, shares vest in three equal annual installments of 15,000 shares on the first, second and third anniversaries of the date of the grant. Under 1996 Director's Plan, 10,000 shares vest and are exercisable upon grant with the remainder vesting in equal annual installments on the first and second anniversaries of the date of grant. The Company has 225,000 shares authorized under the 1995 Directors' Plan of which 180,000 options were outstanding with an average exercise price of $1.58 per share as of February 28, 1999. The Company has 250,000 shares authorized under the 1996 Directors' Plan of which 150,000 options were outstanding with an average exercise price of $1.61 per share as of February 28, 1999.

ORYX TECHNOLOGY CORP.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

A summary of stock option activity under the 1993 Plan and the Directors' Plans is as follows:

                                           SHARES                         WEIGHTED-
                                         AVAILABLE                         AVERAGE
                                            FOR                         EXERCISE PRICE
                                           GRANT            SHARES         PER SHARE
Balance at February 28, 1997                585,135        1,194,547       $   1.81

Additional shares authorized              1,000,000               --       $     --
Options granted                          (1,530,000)       1,530,000       $   1.54
Options canceled                            162,621         (162,621)      $   1.96
Options exercised                                --               --       $     --
                                        -----------      -----------
Balance at February 28, 1998                217,756        2,561,926       $   1.64

Additional shares authorized              1,130,000               --       $     --
Options granted                          (1,242,000)       1,242,000       $   1.14
Options canceled                            272,044         (272,044)      $   1.45
Options exercised                                --          (24,469)      $   1.15
                                        -----------      -----------
Balance at February 28, 1999                377,800        3,507,413       $   1.47
                                        ===========      ===========


The following table summarizes information about employee stock options outstanding under the 1993 and the Directors' Plans at February 28, 1999:

                                   Options Outstanding                      Options Exercisable
                    -----------------------------------------------    ------------------------------
                    Weighted-Average
                        Remaining        Weighted-     Weighted-
   Range of              Number         Contractual     Average           Number          Average
Exercise Prices       Outstanding          Life      Exercise Price    Exercisable     Exercise Price
---------------       -----------          ----      --------------    -----------     --------------
$0.25 - 0.25               50,000          0.4          $0.25                  --          $0.00
$0.69 - 1.03              450,000          6.3           0.89              91,156           1.01
$1.07 - 1.58            1,918,601          8.4           1.37             773,821           1.35
$1.79 - 2.25            1,088,812          7.1           1.93             838,446           1.94
                      -----------                                     -----------
   Total                3,507,413          7.6          $1.47           1,703,423          $1.62
                      ===========                                     ===========

ORYX TECHNOLOGY CORP.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

     At February 28, 1999, there were 304,000 options to purchase shares of SurgX Corporation class B common stocks of which 232,437 were vested. These options had an average exercise price of $0.80 and an average remaining contractual life of 6.4 years.

     During fiscal 1998, the Company sold 333,000 Class A shares of SurgX Corporation for net proceeds of $485,000. At February 28, 1999, there were 10,333,000 Class A common shares of SurgX Corporation outstanding and with the exception of 333,000 shares of SurgX Corporation sold in fiscal 1998, all of the subsidiary Class A shares outstanding were owned by the Company.

     A summary of stock option activity under the SurgX subsidiary stock option plan is as follow:

                                          SHARES                         WEIGHTED-
                                         AVAILABLE                        AVERAGE
                                            FOR                       EXERCISE PRICE
                                           GRANT          SHARES         PER SHARE
Balance at February 28, 1997              1,217,500         282,500        $0.80
Additional shares authorized                     --              --        $  --
Options granted                             (36,000)         36,000        $0.80
Options canceled                             14,500         (14,500)       $0.80
Options exercised                                --              --        $  --
                                        -----------     -----------
Balance at February 28, 1998              1,196,000         304,000        $0.80
Additional shares authorized                     --              --        $  --
Options granted                                  --              --        $  --
Options canceled                                 --              --        $  --
Options exercised                                --              --        $  --
                                        -----------     -----------
Balance at February 28, 1999              1,196,000         304,000        $0.80
                                        ===========     ===========

ORYX TECHNOLOGY CORP.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding under the SurgX subsidiary stock option plan at February 28, 1999:


                               OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                   -----------------------------------------------      -----------------------------
                                 WEIGHTED-AVERAGE
                                     REMAINING        WEIGHTED-                          WEIGHTED-
   RANGE OF           NUMBER        CONTRACTUAL        AVERAGE            NUMBER          AVERAGE
EXERCISE PRICES    OUTSTANDING         LIFE         EXERCISE PRICE      EXERCISABLE    EXERCISE PRICE
---------------    -----------   ----------------   --------------      -----------    --------------
$0.80                304,000           6.4              $0.80             232,437          $0.80
   Total             304,000           6.4              $0.80             232,437          $0.80


        FAIR VALUE DISCLOSURES

        Had compensation cost for all the Plans been determined based on the fair value of each stock option on its grant date, as prescribed in SFAS 123, the Company's net loss and net loss per share in fiscal 1999 would have been $1,366,000 and $0.10, respectively, and in fiscal 1998 would have been $7,491,000 and $0.57, respectively.

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable period: dividend yields of 0% for both periods; expected volatility of 86% for fiscal 1999 and 77% for fiscal 1998; risk-free interest rate of 5.42% for fiscal 1999 and 6.10% for fiscal 1998 for options granted; and a weighted average expected option term of five years for both periods. The weighted average fair value of options granted during fiscal years 1999 and 1998 was $1.03 and $0.87, respectively. The weighted average fair value of options to purchase common shares of the Company's subsidiaries were not material during fiscal years 1999 and 1998.

ORYX TECHNOLOGY CORP.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

        WARRANTS

        The following warrants at February 28, 1999, and the number of shares of the Company's Common Stock which may be purchased at exercise, were outstanding and exercisable at February 28, 1999:

       ORIGINAL           ISSUABLE       WARRANT         WARRANT       WARRANT
       WARRANTS            COMMON     COMMENCEMENT      EXPIRATION    EXERCISE
     OUTSTANDING           SHARES         DATE             DATE         PRICE
      1,168,699          2,421,262      Apr. 1994        Apr. 1999      $3.50
         37,500             37,500      Oct. 1994        Oct. 2004      $2.00
        379,000            572,508      Nov. 1994        Oct. 2004      $2.00
        322,551            322,551      Feb. 1996        Jan. 2001      $1.25
        400,000            400,000      Feb. 1996        Mar. 2001      $1.00
        100,000            100,000      Feb. 1996        Mar. 2001      $5.00
        100,000            100,000      Apr. 1996        Mar. 2001      $1.31
         90,730             90,730      Dec. 1996        Dec. 2001      $1.90
         40,000             82,800      Dec. 1996        Apr. 1999      $3.50
         72,800             72,800      Feb. 1997        Feb. 2002      $1.90
        174,546            174,546      Feb. 1998        Feb. 2001      $1.15
         60,000             60,000      Aug. 1998        Aug. 2000      $1.09
    -----------        -----------
      2,945,826          4,434,697
    ===========        ===========

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

        In connection with a bridge loan facility described in Note 8, in fiscal 1998 the Company issued warrants to KBK Financial, Inc. to purchase 174,546 shares of Common Stock exercisable through February 2001 at an exercise price of $1.15.

        During fiscal 1999, the Company issued to Continental Capital & Equity Corporation a immediately exercisable warrant to purchase 60,000 shares of Common Stock at an exercise price of $1.09, with a two year term, in exchange for investor relation services (see Note 7).

        In April 1999, 939,536 public warrants were exercised into 1,973,022 shares of the Company's common stock providing cash proceeds to the Company of approximately $3,333,000.

        In certain circumstances and defined time frames, the Company may call certain of the above warrants. The terms of most warrants are subject to adjustment in certain circumstances including antidilution protection.

ORYX TECHNOLOGY CORP.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

11.  RESEARCH CONTRACTS AND DEVELOPMENT FUNDING

     The Company is party to certain research contracts which are accounted for on a percentage of completion basis. Revenues and cost of sales recorded under such contracts totaled $412,000 and $670,000 during fiscal 1999 and $716,000 and $734,000 during fiscal 1998, respectively. The expected completion of these contracts are May and July 1999.

     During fiscal 1999 and fiscal 1998, the Company received development funding from third parties to assist in the commercialization of certain of the Company's products. Such funding is recorded as an offset to research and development expenses when contract specified technical milestones have been achieved. During fiscal 1999 and fiscal 1998, $423,000 and $1,307,000, respectively, was credited to research and development expenses under these arrangements.

12.  INCOME TAXES

     Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on currently available evidence, that some portion or all of the deferred tax assets will not be realized. Management believes that the available objective evidence creates sufficient uncertainty regarding the realizability of deferred tax assets such that a full valuation allowance is required at February 28, 1999.

     Deferred tax assets (liabilities) comprise the following:

                                                      February 28,      February 28,
                                                          1999              1998
                                                      -----------       -----------
Net operating loss carryforwards                      $ 3,904,000       $ 3,511,000
R&D credit carryforwards                                  343,000           366,000
Reserves                                                   98,000           149,000
Other                                                     609,000           600,000
                                                      -----------       -----------
     Gross deferred assets                              4,954,000         4,626,000
Fixed assets                                              (12,000)          (36,000)
                                                      -----------       -----------
     Net deferred tax assets                            4,942,000         4,590,000

Deferred tax assets from discontinued operations             --             750,000
                                                      -----------       -----------
                                                        4,942,000         5,340,000
Valuation allowance                                    (4,942,000)       (5,340,000)
                                                      -----------       -----------
     Net deferred tax assets                          $      --         $      --
                                                      ===========       ===========

ORYX TECHNOLOGY CORP.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     No provision for federal income taxes has been recorded because of losses incurred.

     At February 28, 1999, the Company had federal net operating loss and research and development credit carryforwards of approximately $11,200,000 and $234,000, respectively. Such federal net operating loss and research and development credit carryforwards will expire on various dates from 2004 through 2019, subject to certain limitations. In accordance with Section 382 of the Internal Revenue Code, the amounts of and the benefits from net operating losses that can be carried forward are limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period. The Company's initial public offering and subsequent private placements have triggered ownership change of greater than 50% and, accordingly, the future utilization of federal net operating loss and research and development credit carryforwards generated through the dates of such offerings are limited.

13.  COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities and certain equipment under operating lease agreements, which expire in various periods through 2002.

     Future minimum lease obligations are payable as follows:

                                                     OPERATING
          YEAR ENDING FEBRUARY                        LEASES
                  2000                               $305,000
                  2001                                286,000
                  2002                                116,000
                                                     ---------
                  Total minimum lease payments       $707,000
                                                     ========

     Rental expense for the years ended February 28, 1999 and 1998 was $333,000 and $516,000, respectively.

ORYX TECHNOLOGY CORP.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

14.     RELATED PARTIES

        On February 1999, the Company received 54,455 shares of Common Stock of Applied Magnetics Corp. ("Applied Magnetics") assigned to it by the Company's Chief Executive Officer. The CEO received the shares in connection with his providing consulting services to DAS Devices, a magnetic read-write head manufacturer that recently merged with Applied Magnetics. The shares of Applied Magnetics Common Stock received by the Company in this transaction will be restricted until a registration statement filed by Applied Magnetics with the Securities and Exchange Commission is declared effective by the Commission. As a result, the Company recorded $218,000 as other income equal to the fair market value of the shares received as of February 28, 1999.

        During fiscal 1999, the Company made a loan to an employee for $35,000, at a rate of 7% per annum, repayable at the earlier of July 15, 2000, or thirty days after the debtor ceases to be a full-time employee of the Company.


15.     SEGMENT INFORMATION

        The Company groups its business into two operating segments and a corporate segment, in accordance SFAS No. 131 "Disclosure about Segments and Enterprise and Related Information.": (i) Instruments and Materials includes specialized materials produced through a patented bonding process and the Company's electrostatic discharge and secondary ion mass spectrometer measurement devices; and (ii) SurgX, a development stage operation that utilizes the Company's patented technology that protects microchips and related products from overvoltage.

        All results of operations relating to the Instruments portion of Instruments and Materials segment prior to its disposition have been included in the consolidated information (see Note 4).

        All the Company's long lived assets are located in the United States.

ORYX TECHNOLOGY CORP.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Consolidated business segment information as of February 28, 1999 and February 28, 1998, and for each of the years then ended is summarized as follows:


                                                       1999              1998
 Revenues:
  Instruments and Materials
    Instruments                                    $      --         $ 3,688,000
    Materials                                        4,449,000         4,678,000
  SurgX                                                193,000            83,000
  Corporate                                               --                --
                                                   -----------       -----------
                                                   $ 4,642,000       $ 8,449,000
                                                   ===========       ===========
Operating income/(loss):
  Instruments and Materials
    Instruments                                    $      --         $(2,319,000)
    Materials                                          985,000         1,378,000
  SurgX                                               (559,000)       (1,315,000)
  Corporate                                         (1,477,000)       (2,250,000)
                                                   -----------       -----------
                                                   $(1,051,000)      $(4,506,000)
                                                   ===========       ===========

Identifiable assets:
  Instruments and Materials
    Instruments (see Note 5)                       $      --         $      --
    Materials                                        1,020,000         1,518,000
  SurgX                                                459,000           375,000
  Corporate                                          2,155,000         2,600,000
                                                   -----------       -----------
                                                     3,634,000         4,493,000
  Plus: Net assets of discontinued operations             --           1,060,000
                                                   -----------       -----------
                                                   $ 3,634,000       $ 5,553,000
                                                   ===========       ===========