Form 10KSB40/A
period 1999-02-28
ORYX TECHNOLOGY CORP
filed 1999-06-25
CIK 915355

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

                         Commission file number 1-12680

                                ORYX TECHNOLOGY CORP.
                                ---------------------
                   (Name of small business issuer in its charter)

          DELAWARE                                     22-2115841
          --------                                     ----------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

     1100 AUBURN STREET, FREMONT, CALIFORNIA                    94538
     -----------------------------------------------        ---------
          (Address of principal executive offices)          (Zip Code)

Issuer's Telephone Number, including area code:  (510) 492-2080
                                               ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
    Title of each class                 on which registered
    -------------------                 -------------------

Common Stock, $.001 par value                     NASDAQ


Securities registered pursuant to Section 12(g) of the Act:

                                       None
                                  (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes /X/ No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB./X/

     Issuer's revenues from continuing operations for its most recent fiscal year were $4,642,000.

     As of April 30, 1999, 15,261,439 shares of Common Stock and Preferred Stock convertible into 43,750 shares of Common Stock of Registrant were outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of registrant, based on the average of the closing bid and asked prices on April 30, 1999: $2-3/16 and $2-1/4 quoted by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), was approximately $30,815,662.(1)

     Transitional Small Business Disclosure Format (check one): Yes / /  No /X/

                        DOCUMENTS INCORPORATED BY REFERENCE
                                        NONE
----------
     (1) For purposes of this Report, shares held by non-affiliates were determined by the number of shares held by officers and directors of the registrant, and by others who, to Registrant's knowledge, own 5% or more of Registrant's Common Stock, including shares of Preferred Stock convertible into Common Stock, and subtracting those shares from the total number of shares outstanding. The price quotation supplied by NASDAQ represent prices between dealers and do not include retail mark-up, markdown or commission and do not represent actual transactions.

     Items 9, 10, 11 and 12 of Part III of the Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999 of Oryx Technology Corp. (the "Company" or the "Registrant") previously filed with the Securities and Exchange Commission (the "Commission") are hereby amended and restated to read in their entirety as follows:

                                      PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT.

     The names and ages of the Company's directors and executive officers as of February 28, 1999 are as follows:

 Name                            Position                         Age
 ----                            --------                         ---
Philip J. Micciche         President, CEO and Director            65

Mitchel Underseth          CFO and Director                       42

Andrew Intrater            Secretary, Treasurer and               37
                           Director

Dr. John H. Abeles         Director                               54

Jay M. Haft                Director                               63

Richard Hubbard            Director                               39

Doug McBurnie              Director                               56

Ted. D. Morgan             Director                               57

     PHILIP J. MICCICHE was elected to serve as the Company's President and Chief Executive Officer and to serve as a Director of the Company on April 25, 1997. From 1993 through 1995, Mr. Micciche was Chief Executive Officer of AXCIS Information Networks, a provider of sports information data. From 1990 through 1992, Mr. Micciche was President of Dysan International/Magnetics L.P. and oversaw its initial public offering in Hong Kong in 1991. From 1983 through 1990, he held several executive management positions at Xidex Corp. In one of those positions, Mr. Micciche brought the division from a loss to a substantial profit in less than 15 months. From 1983 through

1985, Mr. Micciche was Senior Vice President Marketing at Xidex Magnetics, where sales increased $42 million in that two (2) year time period (Xidex merged with Dysan Corp. in 1985). Prior to 1983, Mr. Micciche held positions as Chief Executive Officer, Vice President Sales, Product Sales Manager and Chief Engineer for various companies. Mr. Micciche received his BSEE from Northeastern University in Boston.

     MITCHEL UNDERSETH has served as Chief Financial Officer of the Company since November 25, 1996, with additional responsibilities for human resources. Mr. Underseth was elected as a Director of the Company in October 1997. From August 1992 through November 1996, Mr. Underseth was Chief Financial Officer of Triptych CD/San Joaquin Packaging in Stockton, California. From March 1990 through April 1992, Mr. Underseth was Chief Financial Officer of Dysan International/Magnetic L.P., a spin-off of Xidex's Flexible Disk Group. From September 1986 through March 1990, Mr. Underseth was Vice President-Finance of Xidex Flexible Disk Group and Rigid Oxide Group in Santa Clara, California. Mr. Underseth received his M.B.A. from the University of Washington in Seattle and his B.S. in Business from Lewis and Clark College in Portland, Oregon.

     ANDREW INTRATER has been a Director, Secretary and Treasurer of the Company since its organization in July 1993. He had been employed in various executive capacities with the Company from its organization in July 1993 until March 1998 when he resigned from the Company's employment following the sale of the Company's majority ownership position in Oryx Instruments & Materials Corporation, since renamed as Oryx Instruments Corporation. Mr. Intrater is currently the President and Chief Executive Officer of Oryx Instruments
Corporation.   Mr. Intrater previously held various executive positions with
ATI, the predecessor corporation to the Company. Between September 1988 and May 1993, Mr. Intrater served as President of ATI and was a Director since 1983.
Mr. Intrater received his B.S. in Chemical Engineering from Rutgers University and a M.S. in Materials Science from Columbia University.

     JOHN H. ABELES, M.D., has been a Director of the Company since its organization in July 1993 and of ATI commencing October 1991 and Chairman of the Board of the Company from October 1993 until April 1997. Since March 1992, Dr. Abeles has been a General Partner of Northlea Partners Ltd. ("Northlea Partners"), Boca Raton, Florida, a private investment partnership. Since 1980, Dr. Abeles has been President of MedVest, Inc., Boca Raton,

Florida, a business and financial consulting firm. Dr. Abeles serves on the Board of Directors of I-Flow Corporation, Irvine, California, a publicly traded company which manufactures infusion devices, DUSA Pharmaceuticals, Inc., a publicly traded company, which is developing photodynamic therapy products, Pharma Print Corporation, which manufactures botanical products, Encore Medical Corporation, which is an orthopedic implant concern and Ambersand Medical Inc., which is researching medical diagnostic equipment.

     JAY M. HAFT has been a Director of the Company since February 1995. He is a strategic and financial consultant for growth stage companies and is active in international corporate finance, mergers and acquisitions, as well as in the representation of emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and technical product, service and marketing companies. He is a Managing General Partner of Gen Am "1" Venture Fund, an international venture capital fund. Mr. Haft is also a director of numerous public and private corporations, including Robotic Vision Systems, Inc. (OTC), NCT Group, Inc. (OTC), DECAP Group (OTC), Encore Medical Corporation (OTC), PC Service Source, Inc. (OTC), DUSA Pharmaceuticals, Inc. (OTC), and Thrift Management, Inc. (OTC). He serves as Chairman of the Board of Noise Cancellation Technologies, Inc. He is currently of counsel to the law firm of Parker Duryee Rosoff & Haft, in New York. Mr. Haft was previously a senior corporate partner of such firm (1989-1994), and prior to that a founding partner of Wofsey, Certilman, Haft et al. (1966-1988). Mr. Haft is a past member of the Florida Commission for Government Accountability to the People, Treasurer of the Miami Ballet and a trustee of Florida International University. He is a graduate of Yale College and Yale Law School.

     RICHARD HUBBARD has been a Director of the Company since October 1997. Mr. Hubbard is currently a director and an analyst with the VMR High Octane Fund at Value Management & Research GmbH. The High Octane Fund invests in small to mid-cap companies worldwide. Since 1991, Mr. Hubbard has been a founding member of Namco, an African marine diamond mining and exploration company. He was a director at Acomex Ltd. where he was involved in the launch of Video Plus (a video coding and recording system) in the United Kingdom market. Mr. Hubbard was a founding partner in Connolly and Hubbard Trading, a trading company specializing in foreign exchange and commodities.

     DOUG MCBURNIE has been a Director of the Company since July 1997. Mr. McBurnie is retired. He was formerly Senior Vice President, Computer, Consumer & Network Products Group, of VLSI Technology. In that position he was responsible for VLSI's businesses in Advanced Computing, ASIC's, Consumer Digital Entertainment and Local/Wide Area Networking. Prior to joining VLSI, Mr. McBurnie was with National Semiconductor where he was senior vice president and general manager of their Communications and Consumer Group. Previously, he was vice president and general manager of National's Local Area Network Division. Under his leadership, National became the recognized leader in networking circuits, one of the top telecom IC suppliers, and made a strong push into consumer entertainment markets. Prior to joining National Semiconductor, he held key executive positions at a number of Silicon Valley companies, including Xidex Corporation, Precision Monolithics and Fairchild Semiconductor. Mr. McBurnie holds a bachelor of arts degree in business administration from Baldwin Wallace College in Berea, Ohio.

     TED D. MORGAN has been a Director of the Company since April 1996. He is Founder and Managing Partner of Alternative Technologies International ("ATI"), Santa Rosa, California. ATI is an international financial advisory firm specializing in services for emerging growth companies with unique proprietary technologies. Prior to founding ATI, he founded several companies including the Office Club, which merged with Office Depot in 1990.

     All directors are elected annually by the stockholders of the Company and serve until their respective successors are duly elected and qualified.

BOARD COMMITTEES AND MEETINGS

     During the fiscal year ending February 28, 1999, there were nine meetings of the Company's Board of Directors. Each Board member attended 75% or more of the aggregate of the meetings of the Board of Directors and the meetings of all Committees of the Board of Directors on which he served except for Ted D. Morgan.

     The Compensation Committee was established on March 28, 1995. The members of the Compensation Committee are Dr. John H. Abeles, Jay M. Haft and Richard Hubbard, none of whom is employees of the Company. The Compensation Committee makes recommendations with respect to compensation of senior officers and granting of stock options and stock awards. The Compensation Committee met two times during the fiscal year ended February 28, 1999.

     The Audit Committee was established on March 28, 1995. The members of the Audit Committee are Jay Haft, and Ted Morgan, neither of whom is an employee of the Company. The functions of the Audit Committee are to define the scope of the audit, review the auditor's reports and comments, and monitor the internal auditing procedures of the Company. The Audit Committee did not meet during the fiscal year ended February 28, 1999.

     There is no Nominating Committee of the Board of Directors.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports and amendments thereto furnished to the Company and written representations from the reporting persons that no other reports were required during the fiscal year ended February 28, 1999, the Company believes that all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with during the fiscal year ended February 28, 1999.

Item 10.  EXECUTIVE COMPENSATION

CASH COMPENSATION

     The following table sets forth the total compensation earned by the Chief Executive Officer and the Company's other executive officers whose total salary and compensation exceeded $100,000 for services rendered in all capacities for the year ended February 28, 1999 and for the years ended February 28, 1998 and February 29, 1997.

                             Summary Compensation Table

Name and Principal    Fiscal                           Other Annual     All Other
Position               Year     Salary       Bonus     Compensation    Compensation
--------               ----     ------       -----     ------------    ------------
Philip Micciche,       1999    $ 158,542  $     -        $    -              -
President & Chief      1998    $ 127,308  $     -        $4,000(1)           -
Executive Officer

Mitchel Underseth      1999    $ 126,377  $     -        $3,600(2)           -
Chief Financial        1998    $ 137,558  $44,053(3)     $3,600(2)           -
Officer                1997    $  31,900  $25,000(4)     $1,200(2)           -

Andrew Intrater,       1999    $       -  $     -             -              -
Secretary/Treasurer    1998    $ 135,000  $     -             -          $8,578(5)
                       1997    $ 125,583  $     -             -          $8,578(5)

(1) Other annual compensation consists of payment for consulting services provided by Mr. Micciche to the Company.

(2) Other annual compensation consists of payments to Mr. Underseth in lieu of Company supplied health benefits.

(3) Mr. Underseth received a $44,053 performance bonus in March 1998 attributable to fiscal year 1998.

(4) Pursuant to Mr. Underseth's agreement to join the Company, a $25,000 signing bonus was paid to Mr. Underseth, subject to a minimum employment period of one year.

(5) Other compensation consists of premiums paid on behalf of Mr. Intrater for term life insurance in the face amount of $1,000,000, which is payable to Mr. Intrater's beneficiary upon his death, less the amount of the premiums theretofore paid on his behalf which are remitted to the Company.

     The following table sets forth as to the Chief Executive Officer and each of the executive officers named under the Summary Compensation Table, certain information with respect to grants of options to purchase shares of Common Stock of the Company as of and for the year ended February 28, 1999.

                                 OPTION/SAR GRANTS
                            Year Ended February 28, 1999

                  Number of
                  Securities          Percent of Total
                  Underlying          Options/SARs        Exercise
                  Option/SARs         Granted to          or Base
                  Granted             Employees in        Price       Exp.
                  Number (#)(1)       Fiscal Year 1999(2) ($/Sh)     Date
                  -------------       ------------------- ------     ----
Philip Micciche       360,000               44%            $1.37    4/27/01

Mitchel Underseth     160,000               20%            $1.37    4/27/01

Andrew Intrater        -0-                  -                -        -

-----------------

(1) Options granted in this table have exercise prices equal to the fair market value of the Company's Common Stock on the date of grant. All such options become exercisable at a rate of 1/36th per month following the date of grant, for a total three year vesting period following the date of grant.

(2) The Company granted options to purchase a total of 812,000 shares of Common Stock to employees for the year ended February 28, 1999.

                   Aggregate Option/SAR Exercises In Last Fiscal
                     Year and Fiscal Year-End Option SAR/Values

                                                              Value of
                                             Number of        unexercised
                                             unexercised      in-the-money
                  Shares                     Options/SARS     Options/SARS
                  Acquired on    Value       at FY-end (#)    at FY-end($)
                  Exercise       Realized    exercisable/     exercisable/
Name              (#)            (#)         unexercisable    unexercisable(1)
----              -----------    --------    -------------    ----------------
Philip Micciche        0            0        336,720/543,280  227,978/366,790

Mitchel Underseth      0            0        239,058/330,942  121,654/182,605

Andrew Intrater        0            0        234,689/150,936  98,066/78,936

-----------------------

(1) Calculated on the basis of the closing price of $2.125 per share on February 28, 1999 minus the exercise price.

     EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement dated as of April 25, 1997 with Mr. Philip Micciche, Chief Executive Officer, terminable immediately by either party, providing for annual compensation of $150,000 to Mr. Micciche during the term of the agreement and increases in salary based upon the recommendation of the Compensation Committee. In the event Mr. Micciche is terminated without cause by the Company, he will receive his annual compensation for six months.

     The Company entered into an employment agreement dated as of November 1, 1996 with Mr. Mitchel Underseth, Chief Financial Officer, terminable immediately by either party, providing for annual compensation of $120,000, with increases in salary based upon the recommendation of the Compensation Committee. In the event Mr. Underseth is terminated without cause by the Company, he will receive his annual compensation for six months.

     The Company entered into an employment agreement dated as of May 3, 1993 with Mr. Andrew Intrater, Secretary and Treasurer, terminable immediately by either party, providing for annual compensation of $100,000 during the term of the agreement and increases in salary based upon the recommendation of the Compensation Committee. In the event Mr. Intrater is terminated without cause by the Company, he will receive his annual compensation for six months. Mr. Intrater also entered into a non-competition agreement with the Company which restricts his engagement in competitive activities during the term of his employment and prohibits him from soliciting customers and employees of the Company for a period of twelve months following termination of his employment. This agreement also requires Mr. Intrater to maintain the confidentiality of information and proprietary data relating to the Company and its activities. On February 27, 1998, these agreements terminated upon Mr. Intrater's resignation from the Company. Mr. Intrater continues to serve as Director, Secretary and Treasurer of the Company.

     The Company currently offers basic health and major medical insurance to its employees. The Company has adopted a non-contributory 401(k) Plan for its employees who wish to participate on a voluntary basis, but no retirement, pension or similar program has been adopted by the Company.

REMUNERATION OF NON-EMPLOYEE DIRECTORS

     Each member of the Board of Directors who is not an employee of the Company is compensated for his services as Director as follows: $750.00 for each Board Meeting attended in person, and $250.00 for each Board Meeting attended by telephone. In addition, the Company grants each non-employee member of the Board of Directors stock options under the Director's Non-Qualified Stock Option Plans as described below.

DESCRIPTION OF INCENTIVE AND NONQUALIFIED STOCK OPTION PLAN

     On March 3, 1993, the Company adopted the Incentive and Nonqualified Stock Option Plan (the "Plan") pursuant to which, 3,625,000 shares of Common Stock have been reserved for issuance to officers, directors, employees and consultants of the Company upon exercise of options granted under the Plan. The primary purpose of the Plan is to attract and retain capable executives, employees, directors, advisory board members and other consultants by offering such individuals a greater personal interest in the Company's business by encouraging stock ownership. Options granted under the Plan may be designated as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 or nonstatutory options. The Plan is administered by a Compensation Committee consisting of outside members of the Board of Directors which will determine, among other things, the persons to be granted options, the number of shares subject to each option and the option price. The Plan terminates on March 3, 2003.

     Options under the Plan may be granted to officers, directors, employees and consultants of the Company, provided that only employees may be granted incentive stock options. The exercise price of any incentive stock option granted under the Plan must be equal to the fair market value of the shares on the date of grant, and with respect to persons owning more than 10% of the outstanding Common Stock, the exercise price may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the shares underlying such options, and the term of such nonqualified options may not extend beyond ten years and one week. The Compensation Committee determines the term of each option and the manner in which it may be exercised provided that no incentive stock option may be exercisable more than ten years after the date of grant, except for optionees who own more than 10% of the Company's Common Stock, in which case the option may not have a term greater than five years. The Compensation Committee has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option.

     There are issued and outstanding options to purchase an aggregate of 2,962,413 shares of Common Stock pursuant to the Plan. The following officers and key employees of the Company have been granted options under the Plan at the weighted average exercise prices described below as of April 30, 1999:

                                                           Weighted
                                                           Average
                                     Number                Exercise
   Name                            Of Shares                Price
   ----                            ---------               --------
   Philip Micciche                  880,000                 $1.449
   Mitchel Underseth                570,000                 $1.611
   Andrew Intrater                  385,625                 $1.666
   James Intrater                   152,250                 $1.484
   Karen P. Shrier                   84,000                 $1.072

DIRECTORS' NON-QUALIFIED STOCK OPTION PLANS

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

     A total of 225,000 shares of Common Stock have been reserved for issuance exercise of non-qualified options under the 1995 Directors Plan. The 1995 Director's Plan is administered by the Compensation Committee of the Company's Board of Directors, which will at all times consist solely of Outside Directors. Under the 1995 Directors Plan, Outside Directors received options to purchase 45,000 shares of the Company's Common Stock, effective as of February 6, 1995. Each Outside Director who joins the Company's Board of Directors subsequent to the approval of the Directors Plan will initially receive options to purchase 45,000 shares of the Company's Common Stock, effective as of the date he or she is appointed or elected to the Company's Board of Directors. Each Outside Director will also receive options to purchase 15,000 shares of the Company's Common Stock at such time as his or her initial grants are fully vested. All options granted under the 1995 Directors Plan vest in three (3) equal annual installments on the first, second and third anniversaries of the date of the grant, provided that the outside Director continues to serve on the Company's Board of Directors as of such dates.

     At the Company's 1996 Annual Stockholders' Meeting, the Company's stockholders approved the 1996 Directors Non-Qualified Stock Option Plan (the "1996 Directors Plan") providing for grants to the Company's non-employee Directors ("Outside Directors") in order to attract and retain Outside Directors who possess a high degree of competence, experience, leadership and motivation.

     A total of 250,000 shares of Common Stock have been reserved for issuance upon exercise of non-qualified options under the 1996 Directors Plan. The 1996 Director's Plan is administered by the Compensation Committee of the Company's Board of Directors, which will at all times consist solely of Outside Directors. Under the 1996 Directors Plan, Outside Directors received options to purchase 30,000 shares of the Company's Common Stock, effective as of April 1, 1996. Each Outside Director who joins the Company's Board of Directors subsequent to the approval of the 1996 Directors Plan will initially receive options to purchase 30,000 shares of the Company's Common Stock, effective as of the date he or she is appointed or elected to the Company's Board of Directors. Ten thousand (10,000) of the option shares granted under the 1996 Directors Plan vest on the date of grant and the balance vest in equal annual installments on the first and second anniversaries of the date of grant, provided that the Outside Director continues to serve on the Company's Board of Directors as of such dates.

The exercise price of the options granted under the 1995 and 1996 Directors Plans will equal the fair market value of the Company's Common Stock on the date of grant. The options are not transferable except upon the death of the optionee. In the event of an optionee's disability, all options granted will immediately vest, and in the event of an optionee's death, all options will similarly vest but expire one year thereafter. In the event the optionee voluntarily resigns from the Board of Directors or ceases to serve as a Board Member, options that are vested through the date of such resignation or cessation may be exercised for a period of three months thereafter. Both the 1995 and 1996 Directors Plans provide, respectively, that such plan may not be amended more than once every six months, other than to comport with changes in the Internal Revenue Code of 1986, as amended, the Employee Retirement Income Security Act, or the rules thereunder. The Compensation Committee has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option under the 1995 Directors Plan or the 1996 Directors Plan.

     On April 27, 1998, Jay Haft, John Abeles and Ted Morgan were each granted options to purchase an aggregate of 45,000 shares of the Company's Common Stock. These grants were issued from the 1995 Directors Plan, 1996 Directors Plan and the Incentive Nonqualified Stock Option Plan.

ADDITIONAL GRANTS OF OPTIONS

     On February 27, 1998, in consideration for a bridge loan, the Company issued a stock warrant to a financial institution to purchase 174,546 shares of the Company's Common Stock at an exercise price of $1.15 per share. This warrant shall be exercisable at any time until February 27, 2001.

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

SUBSIDIARY STOCK PLANS

     In November 1995, the Company's subsidiary, SurgX Corporation, adopted a stock option plan under which the Board of Directors of SurgX granted options to management to purchase Class B common shares in the subsidiary at the fair market value of such shares as determined by the SurgX Board of Directors.
Class B common shares authorized for issuance in SurgX are identical to the 10,000,000 shares of Class A common shares owned by the Company, except that the Class A common shares possess a liquidation preference. 1,500,000 million shares of SurgX Class B common shares are available for issuance under this stock plan. Such options are not transferable except in the event of a public offering of the subsidiary's stock, and may be re-purchased by the Company at its option. Grants under the plan are for amounts, vesting periods and option terms established by the SurgX Board of

Directors. As of April 30, 1999, there were 304,000 SurgX stock options granted which vest ratably over a five year period.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of April 30, 1999 (i) by each person who is known to the Company to be the owner of more than five percent (5%) of the Company's Common Stock, (ii) by each of the Company's Directors, (iii) by each of the Company's executive officers, and (iv) by all Directors and executive officers of the Company as a group. As of April 30, 1999, there were issued and outstanding 15,261,439 shares of Common Stock of the Company.

Name and Address                   Number of
of Beneficial                      Shares of                Percent of
Owner                              Common Stock             Class
----------------                   ------------             ----------
Philip Micciche                    365,048(1)                 2.4%
1100 Auburn Street
Fremont, CA  94538

Mitchel Underseth                  264,262(2)                 1.7%
1100 Auburn Street
Fremont, CA  94538

Andrew Intrater                    432,116(3)                 2.8%
47341 Bayside Parkway
Fremont, CA  94538

John Abeles                        571,935(4)                 3.7%
2365 Northwest 41st Street
Boca Raton, FL  33431

Jay M. Haft                        202,259(5)                 1.3%
2 Grove Isle Dr, #1208B
Coconut Grove, FL  33122

Richard Hubbard                     25,000(6)                    *
130, Minories
London, EC3N 1NT U.K.

Doug McBurnie                         25,000(7)                 *
1109 McKay Drive, MS 24
San Jose, CA  95131

Ted D. Morgan                         65,000(8)                 *
1304 S. Point Boulevard, Ste. 220
Petaluma, CA  94954

VMR High Octane Fund                 842,105                   5.5%
c/o Meespeirson Fund Services
19-20 North Quay
Douglas, Isle of Man 1M991M

Windstar Investments N.V.          1,174,220(9)                7.7%
200 East Broward Blvd.,
Suite 1900
Fort Lauderdale, FL 33302


All Officers and Directors
as a Group (8 persons) (10)        1,950,620                  12.8%

-------------------
*    Represents less than 1% of the outstanding shares

(1) Represents shares subject to stock options exercisable as of April 30, 1999 or within 60 days thereafter.

(2) Represents shares subject to stock options exercisable as of April 30, 1999 or within 60 days thereafter.

(3) Includes 249,783 shares subject to stock options exercisable as of April 30, 1999 or within 60 days thereafter and 500 shares of Common Stock issuable upon conversion of Warrants.

(4) Includes 303,008 shares of Common Stock held by Northlea Partners Ltd. of which Dr. Abeles is the General Partner, and 35,000 shares issuable upon conversion of the Company's Series A Preferred Stock also held by Northlea Partners. Also includes 9,375 shares of Common Stock issuable upon exercise of certain Bridge Warrants. Includes 37,764 shares of Common Stock issuable upon conversion of Warrants, held by Northlea Partners. Also includes 90,000 shares subject to stock options exercisable as of April 30, 1999 or within 60 days thereafter. Also includes 96,789 shares of Common Stock issuable upon conversion of the 1996 Bridge Warrant.

(5) Includes 90,000 shares subject to stock options exercisable as of April 30, 1999 or within 60 days thereafter. Also includes 22,659 shares of common stock issuable upon conversion of Warrants.

(6) Represents shares subject to stock options exercisable as of April 30, 1999 or within 60 days thereafter.

(7) Represents shares subject to stock options exercisable as of April 30, 1999 or within 60 days thereafter.

(8) Represents shares subject to stock options exercisable as of April 30, 1999 or within 60 days thereafter.

(9) Includes 507,553 shares of common stock issuable upon conversion of warrants.

(10) Includes an aggregate of 1,376,180 shares issuable upon exercise of warrants and stock options and conversion of Preferred Stock, included pursuant to notes (1)-(9).

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     In July, 1998, the Company extended an unsecured loan in the aggregate principal amount of $35,000 to Mitchel Underseth, Chief Financial Officer and a Director of the Company pursuant to the terms of a promissory note (the "Note"). The Note bears interest of seven percent (7.0%) per annum and is payable in full on the earlier of (i) July 15, 2000 or (ii) thirty days after Mr. Underseth's full-time employment with the Company is terminated (the "Maturity Date"). Principal and interest under the Note are payable in full on the Maturity Date. As of February 28, 1999, there was outstanding principal and interest of $32,927 under the Note.

     In February, 1999 the Company received approximately 55,000 shares of Common Stock of Applied Magnetics Corp. ("Applied

Magnetics") assigned to it by the Company's Chief Executive Officer, Philip Micciche. Mr. Micciche received shares pursuant to a non-competition agreement executed by Mr. Micciche in connection with his providing consulting services to DAS Devices, Inc. ("DAS"), a magnetic read-write head manufacturer that recently merged with Applied Magnetics. The shares of Applied Magnetics Common Stock received by the Company in this transaction will be restricted until a registration statement filed by Applied Magnetics with the Commission is declared effective by the Commission.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of June, 1998.

                                    ORYX TECHNOLOGY CORP.



                                    By: /s/ Philip J. Micciche
                                        -----------------------
                                        Philip J. Micciche,
                                        President & CEO


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signature                          Title                   Date
---------                          -----                   ----
                                   President, Chief
/s/ Philip J. Micciche             Executive Officer       June 25, 1999
----------------------             and Director
Philip J. Micciche                 (Principal Executive
                                   Officer)

                                   Chief Financial         June 25, 1999
/s/ Mitchel Underseth              Officer and Director
---------------------              (Principal Financial
Mitchel Underseth                  Officer and Principal
                                   Accounting Officer)

/s/ Andrew Intrater                Secretary, Treasurer    June 25, 1999
-------------------                and Director
Andrew Intrater

/s/ John H. Abeles                 Director                June 25, 1999
------------------
John H. Abeles

/s/ Jay M. Haft                    Director                June 25, 1999
---------------
Jay M. Haft

Signature                          Title                  Date
---------                          -----                  ----
/s/ Richard Hubbard                Director               June 25, 1999
-------------------
Richard Hubbard


/s/ Doug McBurnie                  Director               June 25, 1999
-----------------
Doug McBurnie


/s/ Ted D. Morgan                  Director               June 25, 1999
-----------------
Ted D. Morgan