Form 10QSB
period 1999-05-31
ORYX TECHNOLOGY CORP
filed 1999-07-15
CIK 915355

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)
            QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
/X/         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999.

                                       OR

            TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
/ /         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO
            ______.


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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

          The number of shares outstanding of the issuer's Common Stock as of May 31, 1999 was 15,331,000.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents


PART I.  FINANCIAL INFORMATION
                                                                           Page
Item 1. Financial Statements ...........................................    3

Item 2.  Management's Discussion and Analysis or Plan of Operations ....    8


PART II.  OTHER INFORMATION

Item 5.  Other Information .............................................   11

Item 6.  Exhibits and Reports on Form 8-K ..............................   11

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                              MAY 31,           FEBRUARY 28,
                                                                               1999                 1999
                                                                           ------------         ------------
                                     ASSETS
Current assets:
 Cash and cash equivalents                                                 $  4,544,000         $  1,570,000
 Accounts receivable, net of allowance for doubtful
   accounts of $118,000                                                         469,000              696,000
 Inventories                                                                    146,000              384,000
 Other current assets                                                           371,000              278,000
                                                                           ------------         ------------
    Total current assets                                                      5,530,000            2,928,000

Property and equipment, net                                                     425,000              434,000
Other assets                                                                    140,000              141,000
                                                                           ------------         ------------
                                                                           $  6,095,000         $  3,503,000
                                                                           ------------         ------------
                                                                           ------------         ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Capital lease and other short term obligations                            $      5,000         $     12,000
 Deferred revenue                                                                78,000              408,000
 Accounts payable                                                               266,000              355,000
 Accrued liabilities                                                            592,000              541,000
                                                                           ------------         ------------
    Total current liabilities                                                   941,000            1,316,000

Capital lease and other long term obligation, less current portion                    -               16,000
                                                                           ------------         ------------
    Total liabilities                                                           941,000            1,332,000

Stockholders' equity:
 Series A 2% Convertible Cumulative Preferred Stock,
  $0.001 par value; 3,000,000 shares authorized;
  3,750 shares issued and outstanding,
  liquidation value $94,000                                                      89,000               89,000
 Common Stock, $0.001 par value; 25,000,000 shares
  authorized; 15,331,000 and 13,290,464 issued and outstanding                   15,000               13,000
Additional paid-in capital                                                   23,615,000           20,144,000
Accumulated deficit                                                         (18,565,000)         (18,075,000)
                                                                           ------------         ------------
    Total stockholders' equity                                                5,154,000            2,171,000
                                                                           ------------         ------------
                                                                           $  6,095,000         $  3,503,000
                                                                           ------------         ------------
                                                                           ------------         ------------

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                    MAY 31,
                                                        ---------------------------------
                                                            1999                 1998
                                                        ------------         ------------
Net Revenue                                             $  1,238,000         $  1,287,000
Cost of sales                                              1,076,000              943,000
                                                        ------------         ------------
  Gross profit                                               162,000              344,000
                                                        ------------         ------------
Operating expenses:
 Marketing and selling                                        24,000               58,000
 General and administrative                                  469,000              311,000
 Research and development                                    183,000               73,000
                                                        ------------         ------------
       Total operating expenses                              676,000              442,000
                                                        ------------         ------------

Loss from operations                                        (514,000)             (98,000)
Interest income (expense), net                                34,000              (31,000)
Other expenses                                                (9,000)                   -
                                                        ------------         ------------

Net loss                                                    (489,000)            (129,000)
Dividends                                                     (1,000)              (1,000)
                                                        ------------         ------------
     Net loss attributable to Common Stock              $   (490,000)        $   (130,000)
                                                        ------------         ------------
                                                        ------------         ------------

     Basic and diluted net loss per common share        $      (0.03)        $      (0.01)
                                                        ------------         ------------
                                                        ------------         ------------

 Weighted average common shares used to compute
   basic and diluted net loss per share (Note 4)          14,473,000           13,125,000
                                                        ------------         ------------
                                                        ------------         ------------

  See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MAY 31,
                                                                    -------------------------------
                                                                         1999                1998
                                                                    -----------         -----------
Cash flows from operating activities:
 Net loss                                                           $  (489,000)        $  (129,000)
 Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
   Loss from asset disposition                                            8,000                   -
   Depreciation and amortization                                         36,000              34,000
   Non-cash stock compensation                                           84,000                   -
Changes in assets and liabilities:
    Accounts receivable, net                                            227,000             357,000
    Inventories                                                         238,000             (19,000)
    Other current assets                                                (66,000)            453,000
    Other assets                                                          1,000              22,000
    Deferred revenue                                                   (330,000)                  -
    Accounts payable                                                    (89,000)           (118,000)
    Accrued liabilities                                                  36,000              64,000
                                                                    -----------         -----------
    Net cash provided by (used in) continued operations                (344,000)            664,000
    Net cash provided by (used in) discontinued operations                    -           1,060,000
                                                                    -----------         -----------
    Net cash provided by (used in) operations                          (344,000)          1,724,000
                                                                    -----------         -----------

Cash flows from investing activities:
 Capital expenditures                                                   (36,000)            (53,000)
 Proceeds from assets dispositions                                       16,000                   -
                                                                    -----------         -----------
    Net cash used in investing activities                               (20,000)            (53,000)
                                                                    -----------         -----------

Cash flows from financing activities:
 Repayment of bank line of credit                                             -            (129,000)
 Payment of capital lease obligations                                    (4,000)                  -
 Proceeds from (repayment of) notes payable                             (19,000)             22,000
 Proceeds from exercise of warrants for common stock                  3,360,000                   -
 Proceeds from exercise of options for common stock                       2,000                   -
 Other                                                                   (1,000)             (6,000)
                                                                    -----------         -----------
    Net cash provided by (used in) financing activities               3,338,000            (113,000)
                                                                    -----------         -----------

Net increase (decrease) in  cash and cash equivalents                 2,974,000           1,558,000

Cash and cash equivalents at beginning of period                      1,570,000             722,000
                                                                    -----------         -----------

Cash and cash equivalents at end of period                          $ 4,544,000         $ 2,280,000
                                                                    -----------         -----------
                                                                    -----------         -----------


  See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL

The information contained in the following Notes to Condensed Consolidated Financial Statements is condensed; accordingly, the financial statements contained herein should be reviewed in conjunction with the Company's Form 10-KSB, as amended, for the year ended February 28, 1999.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The financial information for the periods ended May 31, 1999 and 1998 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its subsidiary at May 31, 1999, and the results of their operations and cash flows for the three month periods ended May 31, 1999 and May 31, 1998.

NOTE 2 - STOCKHOLDERS' EQUITY

On August 11, 1998, the Company entered into a seventeen month Marketing Agreement (the "Agreement") to receive investor relation services from Continental Capital. The Company will issue to Continental Capital up to 202,500 shares of common stock in consideration for services to be received. At May 31, 1999, 162,000 shares of common stock have been issued, and the additional 40,500 shares can be issued subject to satisfaction of certain escrow provisions. In addition, a warrant to purchase 60,000 shares of common stock at $1.09 per share with a two-year term was issued to Continental Capital. The Company is recognizing expense as the services are received, and recorded $178,000 in expense from inception of the agreement to May 31, 1999.

NOTE 3 - INVENTORIES

The components of inventory were as follows:

                             MAY 31,      FEBRUARY 28,
                              1999           1999
                            --------      ------------
Raw materials               $ 72,000        $ 75,000
Finished goods                74,000         309,000
                            --------      ------------
                            $146,000        $384,000
                            --------      ------------
                            --------      ------------

NOTE 4 - INCOME (LOSS) PER SHARE

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as options, warrants, and preferred stock. Due to the net losses from operations incurred for the three month periods ended May 31, 1999 and May 31, 1998, all common stock securities outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. Net income (loss) has not been adjusted for any period presented for purposes of computing basic and diluted earnings per share. Anti-dilutive securities and common stock equivalents at May 31, 1999 which could be dilutive in future periods include common stock options to purchase 2,805,000 shares of common stock, warrants to purchase 1,894,074 shares of common stock, 3,750 shares of Series A preferred stock which may be converted into 44,000 shares of common stock and the minority interest investment and subsidiary stock options to purchase 304,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.

NOTE 5 - CREDIT FACILITY

In March 1998, the Company amended its credit facility with KBK Financial Inc., reducing the Accounts Receivable Revolving Batch Facility and Inventory Credit Line from $4,000,000 and $1,500,000 respectively, to a maximum borrowing of $500,000 each. Under the amended Agreement, the Accounts Receivable Revolving Batch Facility expired in March 1999 and the Inventory Credit Line expires in August 1999. At May 31, 1999, the Company did not have amounts outstanding under the Inventory Credit Line.

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

NOTE 8 - DISPOSITION

On March 2, 1998, the Company sold substantially all of the properties, assets, rights, business and certain liabilities of its Oryx Power Products Corporation subsidiary ("Power Products") for $2,000,000 in cash and a contingent additional amount up to $4,000,000,to be calculated based upon sales of certain specified products to specified customers during the fourteen month period immediately following the closing of the transaction. As the Company had a loss on this disposition, all losses were recognized as if the transaction was completed as of February 28, 1998. The sale of the Power Products business has been accounted for as a discontinued operation, and accordingly, the net assets held for sale and operating results of Power Products for the fiscal year ended February 28, 1998 were segregated and reported as discontinued operations. At May 31, 1999, the Company had not yet recorded any additional consideration related to the sale of Power Products, as the sales contingencies conditions required for such additional consideration had not been met.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB, as amended, for the fiscal year ended February 28, 1999.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions, success of research and development, research and development expenses, customer acceptance of new products, gross margin and selling, general and administrative expenses. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for the Company's products, adverse business conditions, adverse changes in customers order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancement, risks associated with sales to foreign customers (including the downturn of economic trends and unfavorable currency movements in the Asia Pacific marketplace), risks associated with the Company's efforts to comply with Year 2000 requirements, and other factors.

All investors should carefully read the Form 10-KSB, as amended, together with this Form 10-QSB, and consider all such risks before making an investment decision with respect to the Company's stock.

BUSINESS SEGMENTS

During fiscal 1998, the Company embarked upon a major restructuring program which resulted in the sale on February 27, 1998 of the Instruments business segment of Oryx Instruments and Materials Corporation and the sale on March 2, 1998 of substantially all the assets and the entire business of Oryx Power Products Corporation. Effective on March 2, 1998, the Company organized into two operating segments: SurgX Corporation and a Materials business segment. In addition, a corporate segment provides all administrative and accounting functions to these two business segments. The Company's businesses are as follows:

     SEGMENT/SUBSIDIARY                      BUSINESSES
     ------------------                      ----------
     SurgX Corporation                       - Surge Protection Components
     Materials                               - Sputtering Target Assemblies

In the course of selling various business units described above, the Company had disposed of business segments which had accounted for a substantial majority of its revenues and operating losses. While the Company believes that this downsizing has substantially reduced its losses and provided capital to support on-going development activities, the actual long-term impact on the Company's business and financial condition cannot be certain.

RESULTS OF OPERATIONS

For the quarter ended May 31, 1999, revenues decreased by $49,000 or 4% from $1,287,000 for the quarter ended May 31, 1998, to $1,238,000 for the quarter ended May 31, 1999. The decrease in revenue is primarily attributed to reduced revenues from sputtering target assemblies and electromagnetic systems offset by an increase in revenue from the sale of SurgX Liquid and recognition of revenue of a sputtering tool and technology transfer delivered in fiscal year 1998. Due to reduce demand for sputtering target assemblies, reduced government contract billings and delay in the Company's licensees launching Surgx products, the Company anticipates quarterly revenues to be at lower levels during the remainder of fiscal 2000.

The Company's gross profit decreased from $344,000 for the quarter ended May 31, 1998, to $162,000 for the quarter ended May 31, 1999, representing a decrease of $183,000 or 53%. The decrease in gross profit is primarily attributable to lower revenue from sputtering target assemblies and electromagnetic systems and to government development expenses not covered by government contract billing. The government contracts are set to expire during the quarter ending August 31, 1999.

Marketing and selling expenses decreased from $58,000 for the quarter ended May 31, 1998, to $24,000 for the quarter ended May 31, 1999, representing a decrease of $35,000 or 60%.The decrease is primarily due to the reduction of travel and compensation expenses.

General and administrative expenses increased from $311,000 for the quarter ended May 31, 1998, to $469,000 for the quarter ended May 31, 1999, representing a increase of $157,000 or 51%. The increase in general and administrative expenses is related to increase in compensation and investor relation expenses associated with a marketing program entered into with Continental Capital on August 11, 1998.

Research and development expenses increased from $73,000 in the quarter ended May 31, 1998, to $183,000 for the quarter ended May 31, 1999, representing a increase of $110,000 or 151%. During the quarter ended May 31, 1998 the Company recorded development funding from non-government third parties for $128,000 as an offset to its research and development expenses. No development funding was recorded for the quarter ended May 31, 1999. While the Company is actively pursuing new development funding contracts, there can be no assurance that the Company will be successful in securing new contracts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased by $2,977,000 from a surplus of $1,612,000 at February 28, 1999 to a surplus of $4,589,000 at May 31, 1999.
Cash and cash equivalents increased by $2,974,000 from $1,570,000 for the year ended February 28, 1999 to $4,544,000 for the quarter ended May 31, 1999. This increase in cash and cash equivalents is primarily due to the exercise of 934,335 public warrants for 1,962,100 shares of the Company's common stock that provided cash proceeds to the Company of approximately $3,315,000. Management believes the Company has sufficient capital to meet its fiscal 2000 operating plan, however, in the event the Company does not meet its operating plan, there can be no assurance that the Company will be able to raise equity or capital through the sale of equity, debt financing, an asset sale or development contract in a timely manner, or at all.

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

As of May 31, 1999, the Company had completed several Year 2000 projects, including an upgrade of its Novell Network Operating systems and tape backup software, evaluation of workstations for Year 2000 compliance, evaluation of the Company's MIS system and testing of beta software for the MIS system, evaluation of the Company's email and servers, evaluation of network routing, interconnect, and firewall hardware and software compliance and evaluation of the Company's telephone and voicemail equipment. The Company's review of the Year 2000 issue with respect to its internal systems preliminarily suggests no material problems.

As of May 31, 1999, the following Year 2000 projects are completed or in process: A new Y2K Compliant email system has been installed and tested and the conversion of email from the old system has been completed; the new compliant Netcellent (MACOLA) V6.7 MIS system has been installed and related databases have been converted to Year 2000 compliant formats. This was completed prior to the 1999 fiscal year end, and the final 1999 inventory and financial close were completed on the new system and data without problems. A list of critical vendors has been identified and questionnaires have been sent to these vendors. Vendor response has been quite favorable with most having programs in place. The company is working with or will replace any remaining vendors who are not compliant. Evaluation of equipment containing embedded controllers is ongoing during 1999, although none is currently considered mission critical. As of May 31, 1999, the Company's aggregate expenditures (excluding employee costs) in connection with Year 2000 compliance have been less than $35,000 and the Company estimates that the total cost of its Year 2000 projects will be approximately $50,000.

The Company has on-going discussions with Cooper Bussmann and IRISO, the Company's primary licensees, with respect to their state of readiness for year 2000. Cooper Bussmann has a detailed Y2K plan which has been in place since 1996 and has completed most major phases. They provide regular status on implementation, and the Company feels Cooper Bussmann will be compliant. The Company has received a Y2K plan from IRISO which appears adequately address in the appropriate areas.

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

                                OTHER INFORMATION


ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.         Description of Document
          -----------         -----------------------

          27.1                Financial Data Schedule

     (b)  Reports on Form 8-K

          On April 15, 1999, the Company filed a Current Report on Form 8-K to report the receipt of funds from the exercise of publicly traded warrants previously issued by the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ORYX TECHNOLOGY CORP.

       Dated:  July 15, 1999       By: /s/ Philip J. Micciche
                                       ------------------------------
                                       Philip J. Micciche
                                       President, Chief Executive
                                       Officer and Director
                                       (Principal Executive Officer)


                                       /s/ Mitchel Underseth
                                       ------------------------------
                                       Mitchel Underseth
                                       Chief Financial Officer and
                                       Director
                                       (Principal Financial and
                                       Accounting Officer)