Form 10QSB
period 1999-08-31
ORYX TECHNOLOGY CORP
filed 1999-10-15
CIK 915355

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
/X/      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999.

                                       OR


         TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
/ /      ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.


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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


        The number of shares outstanding of the issuer's Common Stock as of August 31, 1999 was 15,522,000.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents





PART I.  FINANCIAL INFORMATION
                                                                            Page

Item 1.  Financial Statements .............................................   3

Item 2.  Management's Discussion and Analysis or Plan of Operations .......   9



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .................................  12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                            AUGUST 31,           FEBRUARY 28,
                                                                                               1999                  1999
                                                                                          ------------           ------------
              ASSETS

Current assets:
  Cash and cash equivalents                                                               $  2,806,000           $  1,570,000
  Short term investments                                                                     2,231,000                      -
  Accounts receivable, net of allowance for doubtful
    accounts of $66,000 and $118,000                                                            27,000                696,000
  Inventories                                                                                        -                384,000
  Other current assets                                                                         173,000                278,000
                                                                                          ------------           ------------
    Total current assets                                                                     5,237,000              2,928,000

Property and equipment, net                                                                    375,000                434,000
Other assets                                                                                    43,000                141,000
                                                                                          ------------           ------------
                                                                                          $  5,655,000           $  3,503,000
                                                                                          ============           ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Capital lease and other short term obligations                                          $      3,000           $     12,000
  Accounts payable                                                                              50,000                355,000
  Accrued liabilities                                                                          802,000                541,000
  Deferred revenue                                                                              78,000                408,000
                                                                                          ------------           ------------
    Total current liabilities                                                                  933,000              1,316,000

Capital lease and other long term obligation, less current portion                                   -                 16,000
                                                                                          ------------           ------------
    Total liabilities                                                                          933,000              1,332,000


Stockholders' equity:
  Series A 2% Convertible Cumulative Preferred Stock, $0.001 par value; 3,000,000 shares authorized; 3,750 shares issued and outstanding,
    liquidation value $94,000                                                                   89,000                 89,000
  Common Stock, $0.001 par value; 25,000,000 shares
    authorized; 15,522,000 and 13,290,464 issued and outstanding                                15,000                 13,000
Additional paid-in capital                                                                  23,856,000             20,144,000
Accumulated deficit                                                                        (19,238,000)           (18,075,000)
                                                                                          ------------           ------------
      Total stockholders' equity                                                             4,722,000              2,171,000
                                                                                          ------------           ------------
                                                                                          $  5,655,000           $  3,503,000
                                                                                          ============           ============

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                   AUGUST 31,                              AUGUST 31,
                                                       --------------------------------        --------------------------------
                                                            1999                1998                1999                1998
                                                       ------------        ------------        ------------        ------------
Net revenue                                            $     77,000        $    160,000        $    266,000        $    382,000
Cost of sales                                               158,000             212,000             500,000             521,000
                                                       ------------        ------------        ------------        ------------
  Gross profit                                              (81,000)            (52,000)           (234,000)           (139,000)
                                                       ------------        ------------        ------------        ------------

Operating expenses:
 Marketing and selling                                            -                   -                   -                   -
 General and administrative                                 592,000             332,000           1,038,000             623,000
 Research and development                                   316,000             172,000             499,000             245,000
                                                       ------------        ------------        ------------        ------------
       Total operating expenses                             908,000             504,000           1,537,000             868,000
                                                       ------------        ------------        ------------        ------------

Loss from operations                                       (989,000)           (556,000)         (1,771,000)         (1,007,000)

Interest income (expense), net                               38,000               2,000              72,000             (29,000)
Other expenses                                              (67,000)                  -             (76,000)                  -
                                                       ------------        ------------        ------------        ------------
    Loss from continuing operations                      (1,018,000)           (554,000)         (1,775,000)         (1,036,000)

Discontinued operations:
  Income from discontinued operations                             -             392,000             268,000             745,000
  Income on disposal of discontinued operations             345,000                                 345,000
                                                       ------------        ------------        ------------        ------------
     Income from discontinued operations                    345,000             392,000             613,000             745,000
                                                       ------------        ------------        ------------        ------------

Net loss                                                   (673,000)           (162,000)         (1,162,000)           (291,000)
Dividends                                                         -                   -              (1,000)             (1,000)
                                                       ------------        ------------        ------------        ------------
    Net loss attributable to common stock              $   (673,000)       $   (162,000)       $ (1,163,000)       $   (292,000)
                                                       ============        ============        ============        ============

     Basic and diluted loss per common share
       from continuing operations                      $      (0.06)       $      (0.04)       $      (0.12)       $      (0.08)
     Basic and diluted income per common share
       from discontinued operations                    $       0.02        $       0.03        $       0.04        $       0.06
                                                       ------------        ------------        ------------        ------------

     Basic and diluted net loss per common share       $      (0.04)       $      (0.01)       $      (0.08)       $      (0.02)
                                                       ============        ============        ============        ============

 Weighted average common shares used
   to compute basic and diluted net loss
   per share (Note 4)                                    15,418,000          13,125,000          14,946,000          13,125,000
                                                       ============        ============        ============        ============

   See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                  AUGUST 31,
                                                                      ---------------------------------
                                                                          1999                  1998
                                                                      -----------           -----------
Cash flows from operating activities:
 Net  loss                                                            $(1,162,000)          $  (291,000)
 Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
   Income from discontinued operations                                   (268,000)             (745,000)
   Gain from sale of discontinued operations                             (345,000)
   Loss from asset disposition                                              8,000                     -
   Depreciation and amortization                                           63,000                63,000
   Non-cash stock compensation                                            178,000                11,000
Changes in assets and liabilities:
    Accounts receivable, net                                              108,000                     -
    Inventories                                                                 -                     -
    Other current assets                                                   (5,000)              491,000
    Other assets                                                           98,000               (11,000)
    Deferred revenue                                                            -                47,000
    Accounts payable                                                      (75,000)               44,000
    Accrued liabilities                                                   269,000                31,000
                                                                      -----------           -----------
    Net cash used in continued operations                              (1,131,000)             (360,000)
    Net cash provided by (used in) discontinued operations                620,000              (337,000)
                                                                      -----------           -----------
    Net cash used in operations                                          (511,000)             (697,000)
                                                                      -----------           -----------

Cash flows from investing activities:
 Capital expenditures                                                     (51,000)              (58,000)
 Proceeds from assets dispositions                                         16,000                     -
 Proceeds from sale of short term investment                              151,000                     -
 Purchase of short term investment                                     (2,231,000)                    -
 Proceeds from sale of discontinued operations                            400,000             2,000,000
                                                                      -----------           -----------
    Net cash provided by (used in) investing activities                (1,715,000)            1,942,000
                                                                      -----------           -----------

Cash flows from financing activities:
 Repayment of bank line of credit                                               -              (129,000)
 Payment of capital lease obligations                                      (6,000)                    -
 Proceeds from (repayment of) notes payable                               (19,000)               21,000
 Proceeds from exercise of warrants for common stock                    3,430,000                     -
 Proceeds from exercise of options for common stock                        58,000                     -
 Other                                                                     (1,000)              (12,000)
                                                                      -----------           -----------
   Net cash provided by (used in) financing activities                  3,462,000              (120,000)
                                                                      -----------           -----------

Net increase in cash and cash equivalents                               1,236,000             1,125,000
Cash and cash equivalents at beginning of period                        1,570,000               722,000
                                                                      -----------           -----------

Cash and cash equivalents at end of period                            $ 2,806,000           $ 1,847,000
                                                                      ===========           ===========

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

The financial information for the periods ended August 31, 1999 and 1998 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its subsidiary at August 31, 1999, and the results of their operations and cash flows for the three month periods ended August 31, 1999 and August 31, 1998.

NOTE 2 - STOCKHOLDERS' EQUITY

On August 11, 1998, the Company entered into a seventeen month Marketing Agreement (the "Agreement") to receive investor relation services from Continental Capital. The Company agreed to issue to Continental Capital up to 202,500 shares of common stock in consideration for services to be received. At August 31, 1999, all 202,500 shares of common stock have been issued. In addition, a warrant to purchase 60,000 shares of common stock at $1.09 per share with a two-year term was issued to Continental Capital. The Company is recognizing expense as the services are received, and recorded $225,000 in expense from inception of the agreement to August 31, 1999.

NOTE 3 - INVENTORIES

The components of inventory were as follows:

                                                 AUGUST 31,          FEB 28,
                                                    1999               1999
                                                 ----------         ----------
Raw materials                                    $        -         $   75,000
Finished goods                                            -            309,000
                                                 ----------         ----------
                                                 $        -         $  384,000
                                                 ==========         ==========

NOTE 4 - INCOME (LOSS) PER SHARE

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as options, warrants, and preferred stock. Due to the net losses from operations incurred for the three month periods ended August 31, 1999 and August 31, 1998, all common stock securities outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. Net income (loss) has not been adjusted for any period presented for purposes of computing basic and diluted earnings per share. Anti-dilutive securities and common stock equivalents at August 31, 1999 which could be dilutive in future periods include common stock options to purchase 3,452,000 shares of common stock, warrants to purchase 1,838,019 shares of common stock, 3,750 shares of Series A preferred stock which may be converted into 44,000 shares of common stock and the minority interest investment and subsidiary stock options to purchase 304,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.

NOTE 5 - CREDIT FACILITY

In March 1998, the Company amended its credit facility with KBK Financial Inc., reducing the Accounts Receivable Revolving Batch Facility and Inventory Credit Line from $4,000,000 and $1,500,000 respectively, to a maximum borrowing of $500,000 each. Under the amended Agreement, the Accounts Receivable Revolving Batch Facility expired in March 1999 and the Inventory Credit Line expired in August 1999.

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


NOTE 8 - POWER PRODUCTS DISPOSITION

On March 2, 1998, the Company sold substantially all of the properties, assets, rights, business and certain liabilities of its Oryx Power Products Corporation subsidiary ("Power Products") for $2,000,000 in cash and a contingent additional amount up to $4,000,000, to be calculated based upon sales of certain specified products to specified customers during the fourteen month period immediately following the closing of the transaction. As the Company had a loss on this disposition, all losses were recognized as if the transaction was completed as of February 28, 1998. The sale of the Power Products business has been accounted for as a discontinued operation, and accordingly, the net assets held for sale and operating results of Power Products for the fiscal year ended February 28, 1998 were segregated and reported as discontinued operations. At August 31, 1999, the Company had not yet recorded any additional consideration related to the sale of Power Products, as the sales contingencies conditions required for such additional consideration had not been met.

NOTE 9 - INSTRUMENTS AND MATERIALS DISCOUNTINUED OPERATIONS

On August 18, 1999, pursuant to the terms of an Asset Purchase Agreement dated as of June 1, 1999 by and among Oryx Technology Corp. ("Oryx") and Oryx Advanced Materials Inc. ("OAMI"), Oryx sold to OAMI certain specified assets associated with Oryx' carbon target assembly manufacturing and related materials coating business (the "Materials" business) for a cash payment of $400,000 and the assumption of substantially all of the liabilities associated with such business. The Company retained ownership of approximately $280,000 in accounts receivable balances relating to the Materials business subsequent to the disposition. In addition, Oryx licensed to OAMI certain patents and other technology associated with the purchased assets. OAMI will pay Oryx royalty payments over ten years, with a maximum royalty payment of $2.2 million for the first three years, based on OAMI's gross profits.

In addition, on February 27, 1998, Corus Investments Ltd., a Bahamas Company, acquired 8,000,000 shares of the authorized Class A Common Stock of Oryx Instruments and Materials Corporation (the "Instruments" business) for a purchase price of $500,000 (the "Sale"). Prior to the Sale, I&M was a wholly owned subsidiary of the Registrant. As part of the Sale, I&M redeemed 8,000,000 of the 10,000,000 shares of Class A Common Stock held by the Registrant for an aggregate redemption price of $1,500,000.

These two dispositions (collectively referred to as the "I&M Disposition") have been aggregated as they represent the final sale of one business segment. Revenue from the Instruments and Materials segment was $1,049,000 and $2,161,000 for the six months ended August 31, 1999 and 1998, respectively. Income taxes related to the Instruments and Materials businesses and the tax benefit resulting from the gain on disposal of the Materials business were immaterial. Transaction costs related to the disposal were $55,000.




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

BUSINESS SEGMENTS

During fiscal 1998, the Company embarked upon a major restructuring program which resulted in the sale on February 27, 1998 of the Instruments business segment of Oryx Instruments and Materials Corporation and the sale on March 2, 1998 of substantially all the assets and the entire business of Oryx Power Products Corporation. Through fiscal 1999 and through the first quarter of fiscal 2000, the Company was organized into two operating segments: SurgX Corporation and a Materials business segment which were supported by a corporate segment providing all administrative and accounting functions. On August 18, 1999 the Company completed it final stage of its restructuring plan and sold pursuant to an Asset Purchase Agreement dated June 1, 1999, its Materials business segment. Oryx Technology Corp today is a licensing entity with its source of income coming from royalties from its Surgx and Intragene technologies. As a result, the Company believes that it is in the best long-term interests of its shareholders to transfer product development efforts to CooperBussmann so that the Company can focus its efforts on investing in new business opportunities.

In the course of selling various business units described above, the Company had disposed of business segments which had accounted for substantially all of its revenues. While the Company believes that this downsizing of its operations has substantially reduced its losses and provided capital to support on-going development activities, the actual long-term impact on the Company's business and financial condition cannot be certain.

In the absence of increased sales of the Company's Surgx technology, through its two licensees, CooperBussmann and Iriso, such restructuring may have sharply reduced the Company's revenues without creating opportunities to offset the lost revenues. While the Company has assisted these two licensees in the past and expects to be available to assist them in the future with their efforts to exploit the SurgX technologies, the Company's future royalties from its SurgX technology will be based solely upon the successful sales, marketing and manufacturing efforts of CooperBussmann and IRISIO, its licensees. While the license agreements contain minimum annual royalty payment requirements for the licensees to maintain their exclusive rights, there can be no assurance that the licensees will pay the minimum royalty or that these minimum royalty payments will provide enough revenue to support the Company's operations. In the case of CooperBussmann, minimum royalty payments through 2001 have already been paid to maintain exclusivity, and there can be no assurances that the Company will receive any royalty payments from CooperBussmann through this time period unless CooperBussmann is successful in selling products using SurgX technology. To date, CooperBussmann and IRISIO have shipped only limited quantities of products incorporating SurgX technology.

         Further, there can be no assurances that the Company will receive any royalty revenue from the license of its Intragene technology to Oryx Advanced Materials, Inc. ("OAMI"). There are no minimum annual royalty payment requirements under the Company's license with OAMI. The Company's future royalties from its license of the Intragene technology will be based solely upon the successful sales, marketing and manufacturing efforts of OAMI. Although management of OAMI was previously employed by the Company, OAMI is a new entity and there can be no assurances that it will be successful in manufacturing and selling products based upon the Intragene technology.

         The Company has embarked upon a new corporate strategy to focus its capital and management resources on investing in promising new business opportunities. However, the Company can give no assurances that, in the event it does receive royalty revenue from any of its licensees, it will be able to successfully utilize such revenue for investment opportunities or other purposes in a manner which will increase the value of the Company.

RESULTS OF OPERATIONS

The sale of the Instruments and Material businesses has been accounted for as a discontinued operation, and accordingly, the operating results of the Instruments and Material businesses as they represent the final sale of one business segment for the three and six months ended August 31, 1999 and 1998 were segregated and reported as discontinued operations.

For the quarter ended August 31, 1999, revenues decreased by $83,000 or 52% from $160,000 for the quarter ended August 31, 1998, to $77,000 for the quarter ended August 31, 1999. Revenues for the six months ended August 31, 1999 decreased $116,000 or 30% from $382,000 for the six months ended August 31, 1998 to $266,000 for the six months ended August 31, 1999. The decrease in revenue in both periods is primarily attributed to the reduced government contract revenue offset by an increase in revenue from the sale of SurgX liquid. Due to reduced government contract billings and delay in the Company's licensees launching Surgx products, the Company anticipates quarterly revenues to be at lower levels during the remainder of fiscal 2000.

The Company's gross deficit increased from $52,000 for the quarter ended August 31, 1998, to $81,000 for the quarter ended August 31, 1999, representing an increase of $29,000 or 56%. Gross deficit increased by $95,000 or 68% from $139,000 for the six months ended August 31, 1998 to $234,000 for the six months ended August 31, 1999. The increase in gross deficit is primarily attributable to higher revenue of SurgX liquid at a loss and from government development expenses not covered by government contract billing. The Company's government contracts expired during the quarter ending August 31, 1999.

General and administrative expenses increased from $332,000 for the quarter ended August 31, 1998, to $592,000 for the quarter ended August 31, 1999, representing an increase of $260,000 or 78%. General and administrative expenses increased by $415,000 or 67% from $623,000 for the six months ended August 31, 1998 to $1,038,000 for the six month ended August 31, 1999. The increase in general and administrative expenses in both periods is related to increase in compensation, severance, legal and investor relation expenses associated with a marketing program entered into with Continental Capital on August 11, 1998.

Research and development expenses increased from $172,000 in the quarter ended August 31, 1998, to $316,000 for the quarter ended August 31, 1999, representing a increase of $144,000 or 84%. Research and development expenses increased $254,000 or 104% from $245,000 for the six month ended August 31, 1998 to $499,000 for the six months ended August 31, 1999. During the three months and six months ended August 31, 1998 the Company recorded development funding from non-government third parties of $128,000 and $255,000, respectively, as an offset to its research and development expenses. No development funding was recorded for the three months and six months ended August 31, 1999.



LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased by $2,692,000 from a surplus of $1,612,000 at February 28, 1999 to a surplus of $4,304,000 at August 31, 1999.
Cash and cash equivalents increased by $1,236,000 from $1,570,000 for the year ended February 28, 1999 to $2,806,000 for the quarter ended August 31, 1999. This increase in cash and cash equivalents is primarily due to the exercise of 934,335 publicly traded warrants for 1,962,100 shares of the Company's common stock that provided cash proceeds to the Company of approximately $3,315,000, offset by acquisition of short term investments of $2,231,000. Management believes the Company has sufficient capital to meet its fiscal 2000 operating plan, however, in the event the

Company does not meet its operating plan, there can be no assurance that the Company will be able to raise equity or capital through the sale of equity, debt financing, an asset sale or development contract in a timely manner, or at all.


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

As of August 31, 1999, the Company had completed several Year 2000 projects, including an upgrade of its Novell Network Operating systems and tape backup software, evaluation of workstations for Year 2000 compliance, evaluation of the Company's MIS system and testing of beta software for the MIS system, evaluation of the Company's email and servers, evaluation of network routing, interconnect, and firewall hardware and software compliance and evaluation of the Company's telephone and voicemail equipment. The Company's review of the Year 2000 issue with respect to its internal systems preliminarily suggests no material problems.

As of August 31, 1999, the following Year 2000 projects are completed or in process: A new Y2K Compliant email system has been installed and tested and the conversion of email from the old system has been completed; the new compliant Netcellent (MACOLA) V6.7 MIS system has been installed and related databases have been converted to Year 2000 compliant formats. This was completed prior to the 1999 fiscal year end, and the final 1999 inventory and financial close were completed on the new system and data without problems. A list of critical vendors has been identified and questionnaires have been sent to these vendors. Vendor response has been quite favorable with most having programs in place. The company is working with or will replace any remaining vendors who are not compliant. Evaluation of equipment containing embedded controllers is ongoing during 1999, although none is currently considered mission critical. As of August 31, 1999, the Company's aggregate expenditures (excluding employee costs) in connection with Year 2000 compliance have been less than $40,000 and the Company estimates that the total cost of its Year 2000 projects will be approximately $50,000.

The Company has on-going discussions with CooperBussmann and IRISO, the Company's primary licensees, with respect to their state of readiness for year 2000. CooperBussmann has a detailed Y2K plan which has been in place since 1996 and has completed most major phases. They provide regular status reports on implementation, and the Company feels CooperBussmann will be Year 2000 compliant. The Company has received a Year 2000 plan from IRISO which appears adequately address in the appropriate areas.

The Company currently does not anticipate that the cost of Year 2000 compliance will be material to its financial condition or results of operations. However, satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control. Should the Company's internal systems or the internal systems of one or more significant vendors, manufacturers or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected. The failure to correct a material
Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's result's of operations, liquidity or financial condition. However, in the event that the Company's primary licensees, CooperBussmann and Iriso, or their respective customers or vendors suffer a material interruption in business activity due to computer malfunctions resulting from Year 2000 noncompliance, licensing revenues to the Company from Cooper Bussmann and/or Iriso and the Company's financial condition could be materially adversely affected. The Company's Year 2000 compliance project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of third parties it deals with. The Company believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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




                                     PART II

                                OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit No.         Description of Document
                  -----------         -----------------------

                  27.1                Financial Data Schedule

         (b)      Reports on Form 8-K

                  On September 2, 1999, the Company filed a Current Report on Form 8-K to report the sale of its Materials business segment.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               ORYX TECHNOLOGY CORP.

 Dated:  October 15, 1999      By: /s/ Philip J. Micciche
                                   ----------------------
                                   Philip J. Micciche
                                   President, Chief Executive Officer
                                   and Director
                                   (Principal Executive Officer)




                                   /s/ Mitchel Underseth
                                   ---------------------
                                   Mitchel Underseth
                                   Chief Financial Officer and Director
                                   (Principal Financial and Accounting Officer)