Form 10QSB
period 1999-11-30
ORYX TECHNOLOGY CORP
filed 2000-01-14
CIK 915355

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999.


                                      OR


[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.


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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
             ---


The number of shares outstanding of the issuer's Common Stock as of November 30, 1999 was 15,550,000.

                             ORYX TECHNOLOGY CORP.

                                  FORM 10-QSB

                               Table of Contents

PART I.   FINANCIAL INFORMATION
                                                                            Page
Item 1. Financial Statements.............................................     3

Item 2. Management's Discussion and Analysis or Plan of Operation........     8


PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...............   13

Item 6. Exhibits and Reports on Form 8-K..................................   13

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                                         November 30,           February 28,
                Assets                                                                       1999                   1999
                                                                                         ------------           ------------
Current assets:
  Cash and cash equivalents                                                              $  2,388,000           $  1,570,000
  Short term investments                                                                    2,262,000                      -
  Accounts receivable, net of allowance for doubtful
    accounts of $40,000 and $118,000                                                          100,000                696,000
  Inventories                                                                                       -                384,000
  Other current assets                                                                         83,000                278,000
                                                                                         ------------           ------------
    Total current assets                                                                    4,833,000              2,928,000

Property and equipment, net                                                                   355,000                434,000
Other assets                                                                                   38,000                141,000
                                                                                         ------------           ------------
                                                                                         $  5,226,000           $  3,503,000
                                                                                         ============           ============

             Liabilities and Stockholders' Equity

Current liabilities:
  Capital lease and other short term obligations                                         $          -           $     12,000
  Accounts payable                                                                             82,000                355,000
  Accrued liabilities                                                                         683,000                541,000
  Deferred revenue                                                                             78,000                408,000
                                                                                         ------------           ------------
    Total current liabilities                                                                 843,000              1,316,000

Capital lease and other long term obligation, less current portion                                  -                 16,000
                                                                                         ------------           ------------
    Total liabilities                                                                         843,000              1,332,000


Stockholders' equity:
  Series A 2% Convertible Cumulative Preferred Stock,
    $0.001 par value; 3,000,000 shares authorized;
    3,750  shares issued and outstanding,
    liquidation value $94,000                                                                  89,000                 89,000
  Common Stock, $0.001 par value; 25,000,000 shares
    authorized; 15,550,000 and 13,290,464 issued and outstanding                               15,000                 13,000
Additional paid-in capital                                                                 23,908,000             20,144,000
Accumulated deficit                                                                       (19,629,000)           (18,075,000)
                                                                                         ------------           ------------
      Total stockholders' equity                                                            4,383,000              2,171,000
                                                                                         ------------           ------------
                                                                                         $  5,226,000           $  3,503,000
                                                                                         ============           ============

   See the accompanying notes to condensed consolidated financial statements.

                             ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                    Three Months Ended               Nine Months Ended
                                                       November 30,                      November 30,
                                                ----------------------------    ----------------------------
                                                     1999            1998            1999           1998
                                                -------------    -----------     -----------     -----------
Net revenue                                     $     415,000    $   148,000     $   680,000     $   530,000
Cost of sales                                         115,000        202,000         614,000         723,000
                                                 ------------    -----------     -----------     -----------
  Gross profit                                        300,000        (54,000)         66,000        (193,000)
                                                 ------------    -----------     -----------     -----------

Operating expenses:
Marketing and selling                                       -              -               -               -
General and administrative                            378,000        429,000       1,416,000       1,052,000
Research and development                              365,000        191,000         864,000         436,000
                                                 ------------    -----------     -----------     -----------
       Total operating expenses                       743,000        620,000       2,280,000       1,488,000
                                                 ------------    -----------     -----------     -----------

Loss from operations                                 (443,000)      (674,000)     (2,214,000)     (1,681,000)

Interest income (expense), net                         53,000         32,000         125,000           3,000
Other expenses                                              -              -         (76,000)              -
                                                 ------------    -----------     -----------     -----------
    Loss from continuing operations                  (390,000)      (642,000)     (2,165,000)     (1,678,000)

Discontinued operations:
  Income from discontinued operations                       -        311,000         268,000       1,056,000
  Income on disposal of discontinued operations             -        146,000         345,000         146,000
                                                 ------------    -----------     -----------     -----------
     Income from discontinued operations                    -        457,000         613,000       1,202,000
                                                 ------------    -----------     -----------     -----------

Net loss                                             (390,000)      (185,000)     (1,552,000)       (476,000)
Dividends                                              (1,000)        (2,000)         (2,000)         (3,000)
                                                 ------------    -----------     -----------     -----------
    Net loss attributable to common stock        $   (391,000)   $  (187,000)    $(1,554,000)    $  (479,000)
                                                 ============    ===========     ===========     ===========

  Basic and diluted loss per common share
    from continuing operations                   $      (0.03)   $     (0.05)    $     (0.14)    $     (0.13)
  Basic and diluted income per common share
    from discontinued operations                 $          -    $      0.04     $      0.04     $      0.09
                                                 ------------    -----------     -----------     -----------
  Basic and diluted net loss per common
   share                                         $      (0.03)   $     (0.01)    $     (0.10)    $     (0.04)
                                                 ============    ===========     ===========     ===========

 Weighted average common shares used
   to compute basic and diluted net loss
   per share (Note 4)                              15,539,000     13,157,000      15,142,000      13,136,000
                                                 ============    ===========     ===========     ===========


   See the accompanying notes to condensed consolidated financial statements.

                             ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Nine Months Ended
                                                                              November 30,
                                                                   ----------------------------------
                                                                       1999                  1998
                                                                   -----------           ------------
  Cash flows from operating activities:
  Net  loss                                                        $(1,553,000)          $   (476,000)
  Adjustments to reconcile net loss
      to net cash provided by (used in) operating activities:
    Income from discontinued operations                               (268,000)            (1,056,000)
    Gain from sale of discontinued operations                         (345,000)                     -
    Loss from asset disposition                                          8,000                      -
    Depreciation and amortization                                       92,000                 93,000
    Non-cash stock compensation                                        257,000                 91,000
    Recognized gain on sale of instruments business                                          (146,000)
  Changes in assets and liabilities:
     Accounts receivable, net                                           35,000                (71,000)
     Other current assets                                               33,000                454,000
     Other assets                                                      103,000                (35,000)
     Deferred revenue                                                        -                 47,000
     Accounts payable                                                  (43,000)                33,000
     Accrued liabilities                                               150,000                  3,000
                                                                   -----------           ------------
     Net cash used in continued operations                          (1,531,000)            (1,063,000)
     Net cash provided by discontinued operations                      620,000                101,000
                                                                   -----------           ------------
     Net cash used in operations                                      (911,000)              (962,000)
                                                                   -----------           ------------

  Cash flows from investing activities:
   Capital expenditures                                                (60,000)               (67,000)
   Proceeds from assets dispositions                                    16,000                      -
   Proceeds from sale of short term investments                        151,000                      -
   Purchase of short term investments                               (2,262,000)                     -
   Proceeds from sale of discontinued operations                       400,000              2,000,000
                                                                   -----------           ------------
      Net cash provided by (used in) investing activities           (1,755,000)             1,933,000
                                                                   -----------           ------------

  Cash flows from financing activities:
   Sale of note receivable                                                   -                500,000
   Repayment of bank line of credit                                          -               (129,000)
   Payment of capital lease obligations                                 (9,000)                     -
   Proceeds from (repayment of) notes payable                          (19,000)                21,000
   Proceeds from exercise of warrants for common stock               3,430,000                      -
   Proceeds from exercise of options for common stock                   83,000                      -
   Other                                                                (1,000)               (20,000)
                                                                   -----------           ------------
     Net cash provided by financing activities                       3,484,000                372,000
                                                                   -----------           ------------

  Net increase in cash and cash equivalents                            818,000              1,343,000
  Cash and cash equivalents at beginning of period                   1,570,000                722,000
                                                                   -----------           ------------

  Cash and cash equivalents at end of period                       $ 2,388,000           $  2,065,000
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

The financial information for the periods ended November 30, 1999 and 1998 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its subsidiary at November 30, 1999, and the results of their operations and cash flows for the three and nine month periods ended November 30, 1999 and November 30, 1998.

NOTE 2 - STOCKHOLDERS' EQUITY


On August 11, 1998, the Company entered into a seventeen month Marketing Agreement (the "Agreement") to receive investor relation services from Continental Capital. The Company agreed to issue to Continental Capital up to 202,500 shares of common stock in consideration for services to be received. At November 30, 1999, all 202,500 shares of common stock have been issued. In addition, a warrant to purchase 60,000 shares of common stock at $1.09 per share with a two-year term was issued to Continental Capital. The Company is recognizing expense as the services are received, and recorded $277,000 in expense from inception of the Agreement to November 30, 1999.

NOTE 3 - INVENTORIES

The components of inventory were as follows:

                                       November 30,                Feb 28,
                                           1999                     1999
                                   -------------------      ------------------
Raw materials                        $               -        $         75,000
Finished goods                                       -                 309,000
                                   -------------------      ------------------
                                     $               -        $        384,000
                                   ===================      ==================

NOTE 4 - INCOME (LOSS) PER SHARE

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the weighted average common shares outstanding plus the potential effect of dilutive securities which are convertible to common shares such as options, warrants, and preferred stock. Due to the net losses from operations incurred for the three and nine month periods ended November 30, 1999 and November 30, 1998, all common stock securities outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. Net income (loss) has not been adjusted for any period presented for purposes of computing basic and diluted earnings per share. Anti-dilutive securities and common stock equivalents at November 30, 1999 which could be dilutive in future periods include common stock options to purchase 3,309,233 shares of common stock, warrants to purchase 1,838,019 shares of common stock, 3,750 shares of Series A preferred stock which may be converted into 44,000 shares of common stock and the minority interest investment and subsidiary stock options to purchase 304,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.

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

NOTE 7 - NEW ACCOUNTING STANDARD

In June 1998, the FASB issued Statement of Financial Accounting Standard
No. 133, "Accounting for Derivative Instruments and Hedging Activities,"
(SFAS No. 133) which establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS No. 133 as required for its second quarterly filing in fiscal 2001. The Company currently does not hold any instruments which would be affected by SFAS No. 133.


NOTE 8 - POWER PRODUCTS DISPOSITION

On March 2, 1998, the Company sold substantially all of the properties, assets, rights, business and certain liabilities of its Oryx Power Products Corporation subsidiary ("Power Products") for $2,000,000 in cash and a contingent additional amount up to $4,000,000, to be calculated based upon sales of certain specified products to specified customers during the fourteen month period immediately following the closing of the transaction. As the Company had a loss on this disposition, all losses were recognized as if the transaction was completed as of February 28, 1998. The sale of the Power Products business has been accounted for as a discontinued operation, and accordingly, the net assets held for sale and the operating results of Power Products for the fiscal year ended
February 28, 1998 were segregated and reported as discontinued operations. At November 30, 1999, the Company had not yet recorded any additional consideration related to the sale of Power Products, as the sales contingencies conditions required for such additional consideration had not been met.

NOTE 9 - INSTRUMENTS AND MATERIALS DISCONTINUED OPERATIONS

On August 18, 1999, pursuant to the terms of an Asset Purchase Agreement dated as of June 1, 1999 by and among Oryx Technology Corp. ("Oryx") and Oryx Advanced Materials Inc. ("OAMI"), Oryx sold to OAMI certain specified assets associated with Oryx' carbon target assembly manufacturing and related materials coating business (the "Materials" business) for a cash payment of $400,000 and the assumption of substantially all of the liabilities associated with such business. The Company retained ownership of approximately $280,000 in accounts receivable balances relating to the Materials business subsequent to the disposition. In addition, Oryx licensed to OAMI certain patents and other technology associated with the purchased assets. OAMI will pay Oryx royalty payments over ten years, with a maximum royalty payment of $2.2 million for the first three years, based on OAMI's gross profits. As of November 30, 1999, the Company has received $249,000 in royalty payments from OAMI for the period
June 1, 1999 to August 31, 1999.

In addition, on February 27, 1998, Corus Investments Ltd., a Bahamas Company, acquired 8,000,000 shares of the authorized Class A Common Stock of Oryx Instruments and Materials Corporation (the "Instruments" business) for a purchase price of $500,000 (the "Sale"). Prior to the Sale, Instruments was a wholly owned subsidiary of the Company. As part of the Sale, Instruments redeemed 8,000,000 of the 10,000,000 shares of Class A Common Stock held by the Company for an aggregate redemption price of $1,500,000.

These two dispositions (collectively referred to as the "I&M Disposition") have been aggregated, as they represent the final sale of one business segment. Revenue from the Instruments and Materials segment was $1,049,000 and $3,148,000 for the nine months ended November 30, 1999 and 1998, respectively. Income taxes related to the Instruments and Materials businesses and the tax benefit resulting from the gain on disposal of the Materials business were immaterial. Transaction costs related to the disposal were $55,000.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Business Segments

During fiscal 1998, the Company embarked upon a major restructuring program which resulted in the sale on February 27, 1998 of the Instruments business segment of Oryx Instruments and Materials Corporation and the sale on March 2, 1998 of substantially all the assets and the entire business of Oryx Power Products Corporation. Through fiscal 1999 and through the first quarter of fiscal 2000, the Company was organized into two operating segments: SurgX Corporation and a Materials business segment which were supported by a corporate segment providing all administrative and accounting functions. On
August 18, 1999 the Company completed it final stage of its restructuring plan and sold pursuant to an Asset Purchase Agreement dated June 1, 1999, its Materials business segment to Oryx Advanced Materials, Inc. ("OAMI"). Oryx Technology Corp today is a licensing entity with its source of income coming from royalties from its SurgX and Intragene technologies. As a result, the Company believes that it is in the best long-term interests of its stockholders to transfer product development efforts to CooperBussman so that the Company can focus its efforts on investing in new business opportunities.

SurgX Corporation ("SurgX") is currently the subsidiary through which the Company designs, manufactures and sells its surge protection products and technology. The underlying technologies developed by SurgX are currently licensed exclusively to two licensees, CooperBussmann and IRISO. Products manufactured by these licensees and utilizing SurgX's proprietary technology are targeted to be sold to OEMs in the computer, communication, and electronics industries to provide protection against electrostatic discharge (ESD) events through connectors and discrete devices at the printed circuit board level.

The proprietary SurgX technology for over-voltage protection is comprised of a specialized polymer formulation containing inorganic solids, metal particles and adhesion-promoting agents which can be tailored for use against surge threats at different voltage and power levels.

The discrete TVS diode is the primary market addressed by SurgX. This market is forecasted to be approximately $900 million in calendar year 1999 with an estimated forecast annual average growth rate of 8% in terms of dollar value, and 11% in terms of unit volume, through 2003. To a lesser extent, SurgX will seek to participate in the varistor market, which is approximately the same size as the diode segment. Within these markets the most important use criteria tends to be cost. After cost, the level of capacitance, response time, size, energy handling and leakage current are important criteria. It is the latter criteria on which SurgX will initially compete. The low capacitance requirement of ESD protection devices in many circuit designs will provide the initial entry into the diode market segment.

The Company believes that its technology has competitive advantages over traditional over-voltage protection devices. These include lower capacitance, smaller footprint on the board and potential lower cost. Further, SurgX has a hidden price advantage relative to a diode, because one bi-directional SurgX component does the function of two unidirectional diodes. However, there can be no assurances that customers will value the advantages of SurgX technology such that they will change from the current over-voltage protection devices in use.

SurgX development activities have consisted of efforts to improve the electrical performance of the SurgX material as well as assisting its licensees in development activities with manufacturing process improvements, product cost reductions and new product development. In November 1999, SurgX redirected its development activities to focus primarily on the SurgX material and transferred its new product development programs to CooperBussmann. In conjunction with this transfer, the Company reduced its development capabilities accordingly, and future development programs and activities for the Surgx products will be under the direction and control of the Company's licensees. The Company believes that development know-how transferred to CooperBussmann will provide the lower response voltage performance and reduced product cost capable of expanding the market for SurgX products. However, there can be no assurances that CooperBussmann will continue to invest in these programs or that these programs will result in a product that will be commercially viable.

In the course of selling various business units described above, the Company had disposed of business segments which had accounted for substantially all of its revenues. While the Company believes that this downsizing of its operations has substantially reduced its losses and provided capital to support on-going operations, the actual long-term impact on the Company's business and financial condition cannot be certain.

In the absence of increased sales of the Company's SurgX technology, through its two licensees, CooperBussmann and Iriso, such restructuring may have sharply reduced the Company's revenues without creating opportunities to offset the lost revenues. While the Company has assisted these two licensees in the past and expects to be available to assist them in the future with their efforts to exploit the SurgX technologies, the Company's future royalties from its SurgX technology will be based solely upon the successful sales, marketing and manufacturing efforts of CooperBussmann and IRISIO, its licensees. While the license agreements with CooperBussmann and IRISO contain minimum annual royalty payment requirements for the licensees to maintain their exclusive rights, there can be no assurance that the licensees will pay the minimum royalty or that these minimum royalty payments will provide enough revenue to support the Company's operations. In the case of CooperBussmann, minimum royalty payments through 2001 have already been paid to maintain exclusivity, and there can be no assurances that the Company will receive any royalty payments from CooperBussmann through this time period unless CooperBussmann is successful in selling products using SurgX technology. In December 1999, IRISO paid the Company $75,000 for their minimum royalty obligations to maintain their exclusive rights for the Japan market. To date, CooperBussmann and IRISIO have shipped only limited quantities of products incorporating SurgX technology.

To date, the Company has recorded $249,000 of royalty revenue from the license of its Intragene technology. However, there can be no assurances that the Company will receive any royalty revenue from the license of its Intragene technology to OAMI. There are no minimum annual royalty payment requirements under the Company's license with OAMI. The Company's future royalties from its license of the Intragene technology will be based solely upon the successful sales, marketing and manufacturing efforts of OAMI. Although management of OAMI was previously employed by the Company, OAMI is a new entity and there can be no assurances that it will be successful in manufacturing and selling products based upon the Intragene technology.

The Company has embarked upon a new corporate strategy to focus its capital and management resources on investing in promising new business opportunities. The Company has not made any investments at this time. However, the Company can give no assurance that, in the event it does receive royalty revenue from any of its licensees, it will be able to successfully utilize such revenue for investment opportunities or other purposes in a manner which will increase the value of the Company.

Results of Operations

The sale of the Instruments and Material businesses has been accounted for as a discontinued operation, and accordingly, the operating results of the Instruments and Material businesses as they represent the final sale of one business segment for the three and nine months ended November 30, 1999 and 1998 were segregated and reported as discontinued operations.

For the quarter ended November 30, 1999, revenues increased by $267,000 or 180% from $148,000 for the quarter ended November 30, 1998, to $415,000 for the quarter ended November 30, 1999. Revenues for the nine months ended
November 30, 1999 increased $150,000 or 28% from $530,000 for the nine months ended November 30, 1998 to $680,000 for the nine months ended November 30, 1999. The increase in revenue in both periods is primarily attributed to the royalty revenue from OAMI and IRISO plus an increase in revenue from the sale of SurgX liquid, offset by a reduced government contract revenue. Revenue in the future is dependent on the success of the Company's Licensees. The Company has no view of what level of revenue will be achieved in the future, if any at all.

The Company's gross profit increased from a deficit of $54,000 for the quarter ended November 30, 1998, to a profit of $300,000 for the quarter ended November 30, 1999, representing an increase of $354,000 or 656%. Gross profit increased by $259,000 or 134% from a deficit of $193,000 for the nine months ended November 30, 1998 to a profit of $66,000 for the nine months ended November 30, 1999. The increase in gross profit is primarily attributable to royalty revenue from OAMI and IRISO.

General and administrative expenses decreased from $429,000 for the quarter ended November 30, 1998, to $378,000 for the quarter ended November 30, 1999, representing a decrease of $51,000 or 12%. The decrease in general and administrative expenses in the quarter ended November 30, 1999 is related to reductions in legal, travel and auditing expenses partially offset by an increase in investor relation expenses. General and administrative expenses increased by $364,000 or 35% from $1,052,000 for the nine months ended November 30, 1998 to $1,416,000 for the nine months ended November 30, 1999. The increase in general and administrative expenses in the nine month period is related to increases in compensation, severance, legal and investor relation expenses associated with a marketing program entered into with Continental Capital on August 11, 1998.

Research and development expenses increased from $191,000 in the quarter ended November 30, 1998, to $365,000 for the quarter ended November 30, 1999, representing an increase of $174,000 or 91%. The increase during the three months period was primarily attributed to an increase in product development programs which were recently transferred to CooperBussmann. This increase was comprised of primarily labor and outside services. Research and development expenses increased $428,000 or 98% from $436,000 for the nine months ended November 30, 1998 to $864,000 for the nine months ended November 30, 1999. The increase for the nine month period was primarily due to increased product development programs and due to $255,000 of development funding from non-government third parties recorded as an offset to research and development expenses during the nine months ended November 30, 1998 compared to no development funding recorded for the nine months ended November 30, 1999.

Liquidity and Capital Resources

The Company's working capital increased by $2,378,000 from a surplus of $1,612,000 at February 28, 1999 to a surplus of $3,990,000 at November 30, 1999.
Cash and cash equivalents increased by $818,000 from $1,570,000 for the year ended February 28, 1999 to $2,388,000 for the quarter ended November 30, 1999. This increase in cash and cash equivalents is primarily due to the exercise of 934,335 publicly traded warrants for 1,962,100 shares of the Company's common stock which provided cash proceeds to the Company of approximately $3,315,000, offset by the acquisition of short term investments of $2,262,000. The Company currently does not have outstanding any available debt or line of credit facilities. Management believes the Company has sufficient working capital to meet its fiscal 2000 operating plan.

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

As of November 30, 1999, the Company had completed several Year 2000 projects, including an upgrade of its Novell Network Operating systems and tape backup software, evaluation of workstations for Year 2000 compliance, evaluation of the Company's MIS system and testing of beta software for the MIS system, evaluation of the Company's email and servers, evaluation of network routing, interconnect, and firewall hardware and software compliance and evaluation of the Company's telephone and voicemail equipment. The Company's review of the Year 2000 issue with respect to its internal systems preliminarily suggests no material problems.

As of November 30, 1999, the following Year 2000 projects are completed or in process: A new Y2K Compliant email system has been installed and tested and the conversion of email from the old system has been completed; the new compliant Netcellent (MACOLA) V6.7 MIS system has been installed and related databases have been converted to Year 2000 compliant formats. This was completed prior to the 1999 fiscal year end, and the final 1999 inventory and financial close were completed on the new system and data without problems. A list of critical vendors has been identified and questionnaires have been sent to these vendors. Vendor response has been quite favorable with most having programs in place. The Company is working with or will replace any remaining vendors who are not compliant. Evaluation of equipment containing embedded controllers is ongoing during 1999, although none is currently considered mission critical. As of November 30, 1999, the Company's aggregate expenditures (excluding employee costs) in connection with Year 2000 compliance have been less than $43,000 and the Company estimates that the total cost of its Year 2000 projects will be approximately $50,000.

The Company has on-going discussions with CooperBussmann and IRISO, the Company's primary licensees, with respect to their state of readiness for year 2000. CooperBussmann has a detailed Y2K plan which has been in place since 1996 and has completed most major phases. They provide regular status reports on implementation, and the Company believes that CooperBussmann will be substantially Year 2000 compliant. The Company has received a Year 2000 plan from IRISO which appears to adequately address the appropriate areas.

The Company currently does not anticipate that the cost of Year 2000 compliance will be material to its financial condition or results of operations. However, satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control. Should the Company's internal systems or the internal systems of one or more significant vendors, manufacturers or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected. The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's result's of operations, liquidity or financial condition. However, in the event that the Company's primary licensees, CooperBussmann and Iriso, or their respective customers or vendors suffer a material interruption in business activity due to computer malfunctions resulting from Year 2000 noncompliance, licensing revenues to the Company from CooperBussmann and/or IRISO and the Company's financial condition could be materially adversely affected. The Company's Year 2000 compliance project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of third parties it deals with. The Company believes that, with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Readers are cautioned that forward-looking statements contained in the Year 2000 Update should read in conjunction with the Company's disclosures about forward-looking statements in Item 2 above.

                         PART II  -  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Oryx Technology Corp. was held at the Company's administrative offices, located at 1100 Auburn Street, Fremont, California, on Monday, October 25, 1999 at 10:00 a.m. At the Annual Meeting, 12,819,359 shares were represented in person or by proxy.

     The vote for the nominated directors was as follows:

     NOMINEE                    IN FAVOR       WITHHELD
     -------                    --------       --------
     Phillip Micciche          12,360,252       459,107
     Mitchel Underseth         12,360,252       459,107
     Andrew Intrater           12,360,252       459,107
     John H. Abeles            12,360,252       459,107
     Jay M. Haft               12,360,252       459,107
     Richard Hubbard           12,360,252       459,107
     Doug McBurnie             12,360,252       459,107
     Ted Morgan                12,360,252       459,107

     The selection of PricewaterhouseCoopers LLP as independent auditors of the Company was ratified by the following vote:

     For                       Against          Abstain
     ---                       -------          -------
     12,393,439                402,200          23,700

Item 6.   Exhibits and Reports on Form 8-K

     (a)   Exhibits

           Exhibit No.                 Description of Document
           ----------                  -----------------------

           27.1                        Financial Data Schedule

     (b)   Reports on Form 8-K

           The Company did not file any Reports on Form 8-K during the quarter ended November 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ORYX TECHNOLOGY CORP.

          Dated: January 14, 2000       By: /s/ Philip J. Micciche
                                           ------------------------------------
                                           Philip J. Micciche
                                           President, Chief Executive Officer
                                           and Director
                                           (Principal Executive Officer)




                                           /s/ Mitchel Underseth
                                           ------------------------------------
                                           Mitchel Underseth
                                           Chief Financial Officer and Director
                                           (Principal Financial and Accounting
                                           Officer)