Form 10KSB
period 2000-02-29
ORYX TECHNOLOGY CORP
filed 2000-05-30
CIK 915355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

                   For the fiscal year ended February 29, 2000

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number 1-12680

                              ORYX TECHNOLOGY CORP.
                              ---------------------
           (Name of small business issuer as specified in its charter)

           Delaware                                               22-2115841
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


1100 Auburn Street, Fremont, California                             94538
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Issuer's Telephone Number, including area code:                (510) 492-2080
-----------------------------------------------                --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
      Title of each class                                  on which registered
      -------------------                                -----------------------
   Common Stock, $.001 par value                         NASDAQ Small Cap Market

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         Issuer's revenues from continuing operations for its most recent fiscal year were $755,000.

         As of April 30, 2000, 16,616,287 shares of common stock and preferred stock convertible into 43,750 shares of common stock of Registrant were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of Registrant, based on the average of the closing bid and asked prices on April 30, 2000: $2.2813 and $2.4375 quoted by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), was approximately $33,795,386.(1)

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

         Transitional Small Business Disclosure Format (check one):
         Yes |_|   No  |X|

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions by our licensees, success of research and development efforts by our licensees and customer acceptance of new products. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, dependence upon our licensees for the commercial success of our products, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancement, and factors such as those listed in Risk Factors below.


--------------------------

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

                                     PART I


Item 1.           Description of Business.

Introduction

         Oryx Technology Corp. is the successor of Advanced Technology, Inc., which was incorporated on April 21, 1976 in New Jersey. On July 25, 1993, Advanced Technology formed Oryx as a wholly-owned Delaware subsidiary, and on September 29, 1993, Advanced Technology merged with and into Oryx Technology Corp. References to "Oryx," "we," "our" and "us" refer to Oryx Technology Corp. and its consolidated subsidiary.

         During 1998 we initiated a restructuring of our business operations so that today we have two primary focuses:

         o collecting royalties from our two licensees, Cooper Bussmann and IRISO Electronics, Inc., and licensing our Intragene technology to Oryx Advanced Materials, Inc.; and

         o        investing  in   technology   start-up   companies   through  a
                  majority-owned investment and management services company.

Oryx  Ventures, LLC

         We are in the process of establishing Oryx Ventures, LLC, a Delaware limited liability company, to act as an investment and management services entity for us. Oryx Ventures will be majority owned by Oryx and will be managed by Oryx employees. We will contribute investment funds to Oryx Ventures from our existing cash balances and from our internal cash flow generated from future royalty income from licensing our SurgX and Intragene technologies.

         Oryx Ventures will invest such funds and provide management services at the direction of its board of managers, primarily with technology-oriented start-up companies. Oryx Ventures will typically invest in early stage funding of technology start-up companies and will provide its management services to these companies to leverage its capital investment and facilitate such companies securing more substantial funding from third parties. Through a management services agreement, Oryx Ventures will provide services to its portfolio companies in exchange for equity in these companies. These services may include: senior executive mentoring, sales and marketing strategy, business development activities, assistance in fund raising and administrative services such as accounting, human resources and information technology services. Oryx will receive a portion of the profits and losses from Oryx Ventures as well as a portion of any assets distributed by Oryx Ventures upon liquidation or otherwise.

SurgX Corporation

         SurgX Corporation, or SurgX, is currently the subsidiary through which we license our surge protection technology. The underlying technologies developed by SurgX are currently licensed exclusively to two licensees, Cooper Electronics Technology, Inc., or Cooper

Bussmann, and IRISO Electronics Company, Ltd., or IRISO. Products manufactured by these licensees and utilizing SurgX's proprietary technology are targeted to be sold to original equipment manufacturers, or OEMs, in the computer, communication, and electronics industries to provide protection against electrostatic discharge, or ESD, events through discrete devices at the printed circuit board level.

Business Overview

         Our proprietary SurgX technology for over-voltage protection is comprised of a specialized polymer formulation containing inorganic solids, metal particles and adhesion-promoting agents which can be tailored for use against surge threats at different voltage and power levels. In calendar 1996, the formulation originally designed in 1994 was modified to fit unique requirements of the Cooper Bussmann manufacturing process, and to improve response voltage performance. In calendar 1998, the formulation and manufacturing process was modified to accommodate new high volume, low cost manufacturing process implemented by both Cooper Bussmann and IRISO. In calendar 2000 we are in the process of transferring all trade secrets and manufacturing know-how for SurgX liquid to our licensees to facilitate the transfer of manufacturing SurgX liquid from SurgX to our licensees.

Licensees

         In fiscal year 1996, we undertook a strategic review of the SurgX business. We determined that it would be more efficient to establish a relationship with one or more experienced corporate partners who could provide the necessary high volume manufacturing and distribution channels.

Cooper Bussmann

         In fiscal year 1997, an exclusive, world wide, except for Japan, license was granted to Cooper Bussmann for the manufacture and marketing of surface mount and connector array components using the SurgX(TM) technology. In consideration for this license, Cooper Bussmann paid $750,000 in development funding, and, subject to terms of the license agreement, was obligated to pay royalties for approximately 11 years to SurgX based upon Cooper Bussmann's sales of SurgX surface mount components and connectors. In September of 1997, this license agreement was amended, extending its term to 20 years, expanding the licensed rights to Cooper Bussmann for SurgTape for board-level ESD protection, and providing SurgX with $1,700,000, in the form of non-refundable minimum royalties, to finance further the development and commercialization of SurgTape. At this time, SurgTape has not been commercialized and activities by SurgX to develop SurgTape for board-level ESD protection have been abandoned.

         Cooper Bussmann is a leading manufacturer of fuses and its target market for SurgX is the rapidly growing electronics market. Cooper Bussmann had initially taken on the manufacturing of discrete components using SurgX. In fiscal 2000, to address the market requirements of high volume and low cost, Cooper Bussmann initiated offshore manufacturing through an Asian contract manufacturer. The current capacity of this contract manufacturer is ten million units per month with the ability to expand and handle increased capacity in the future to accommodate anticipated demand for products incorporating SurgX technology. During fiscal

2000, Cooper Bussmann also formed Cooper Electronic Technologies, Inc. to handle research and development, sales and marketing functions to support the marketing of Cooper Bussmann products incorporating SurgX and other technologies.

         Due to the transfer of manufacturing offshore and the reorganization of Cooper Bussman in fiscal 2000, sales of SurgX products were minimal. However, Cooper Bussmann's restructuring of its manufacturing and other operations is facilitating its successful marketing of our SurgX technology and recently SurgX technology has been designed-in products offered by five major OEMs and is also in active product evaluation with approximately 40 customers.

IRISO

         In November 1997, IRISO, involved in the manufacturing, development and sales of high engineering connectors and precision metal pins for electronic equipment, made an investment of $500,000 in SurgX in exchange for an ownership interest of approximately 3%. In conjunction with this equity investment, IRISO received a 15-year co-license to manufacture and sell our SurgX technology exclusively in Japan for board level ESD protection. These products are marketed under the SurgX trademarks. In fiscal 1999 IRISO started volume production and sales of the 0805 surface mount components. Sales in fiscal 2000 have been minimal with IRISO shipping production quantities to two major OEMs and in lesser amounts to five other customers. Eleven customers are currently evaluating IRISO products incorporating the SurgX technology. In fiscal 2000, IRISO paid us $75,000 to maintain its exclusivity for the SurgX license in Japan.

Market for the SurgX Technology

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

         The global market for all over-voltage protection devices currently is estimated at approximately $2.1 billion and includes some more mature transient voltage suppression, or TVS, devices such as gas discharge tubes, varistors, and diodes. The major markets targeted for new surge protection devices and technologies such as those represented by our technology are telecommunication, automotive and computers. Sales of surge protection devices are divided among varistors (40%), diodes (40%), and gas discharge tubes and surge resistor networks (20%).

         Gas discharge tubes, varistors, and diodes are all used as protection from over-voltage transients. Our SurgX(TM) technology is a polymer based technology, used to protect against over-voltage transients.

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

Primary Market Segment

         Our licensees, Cooper Bussmann and IRISO, have sole responsibility for marketing products using our SurgX technology. The discrete TVS diode is the primary market targeted by our licensees. This market is forecasted to be approximately $900 million in calendar year 2000 with an estimated forecast annual average growth rate of 8% in terms of dollar value, and 11% in terms of unit volume, through 2003. To a lesser extent, our licensees will seek to participate in the varistor market, which is approximately the same size as the diode segment. Within these markets the most important use criteria tends to be cost. After cost, the level of capacitance, response time, size, energy handling and leakage current are important criteria. It is the latter criteria on which SurgX will initially compete. The low capacitance requirement of ESD protection devices in many circuit designs will provide the initial entry into the diode market segment. Our licensees have not focused on the low price, high volume diode market since, to date, they have not been able to achieve product costs competitive with diodes. However, they are currently focusing on cost reduction initiatives to reduce product cost to better compete in the high volume, low price diode market.

         We believe that our technology has competitive advantages over traditional over-voltage protection devices. These include lower capacitance, smaller footprint on the board and potential lower cost. Further, SurgX has a hidden price advantage relative to a diode, because one bi-directional SurgX component does the function of two unidirectional diodes. However, there can be no assurances that customers will value the advantages of SurgX(TM) technology such that they will change from the current over-voltage protection devices in use.

Product Development

         Prior to fiscal year 2000, SurgX employees were dedicated to product development and SurgX's approach to the market consisted of two parallel product paths: on board-level ESD protection and on-chip ESD protection. During fiscal year 2000, all SurgX research and development efforts were transferred to Cooper Electronic Technologies, Inc., a business unit of Cooper Bussmann dedicated to technical sales, marketing and development support of overvoltage protection technologies and other technologies of Cooper Bussmann.

         Our first product group was based on board-level ESD protection, incorporating SurgX's liquid polymer-based material into discrete ESD protection components. In fiscal 1999 these products were produced and sold to end users in limited quantities by Cooper Bussmann. Due to market demand for high volume low cost components, in fiscal 2000 both IRISO and Cooper

Bussmann, with the assistance of SurgX, focussed on developing low cost manufacturing processes capable of producing up to 100 million units per month. While their combined current manufacturing capacity for SurgX products is approximately twenty million units per month, their existing manufacturing facilities are scaleable and existing manufacturing capacity can expand readily to meet increased demand for SurgX products.

         Cooper Electronic Technologies, Inc. is actively working on new product development and has developed and introduced a four line array product which was developed to address the requirements of the cellular market. It is also developing a smaller footprint component, an 0402 package style. In addition, Cooper Bussmann has initiated a program to evaluate and develop low-cost product offerings to compete directly with low-priced diodes.

         In fiscal 2000, IRISO launched a SurgX component in a standard passive component package style, its 0805 package, which is the focus of its current development efforts for the SurgX technology.

         The second product group, SurgTape, was to provide on-chip protection by placing SurgX-based tape inside the IC package on the leadframe. This product has not been commercially developed due to inconclusive test results to date. We concluded that expected expenditures necessary to test and commercialize this product did not warrant further development. However, we have entered into an agreement with Rexam Image Products which will allow Rexam to determine the technical feasibility of our SurgTape technology for use in on-board line transient protection and on-chip electrostatic discharge protection. Rexam will pay for this evaluation and, if the evaluation is positive, we may enter into a license agreement with Rexam for the Surg terms mutually acceptable to Rexam and us. Rexam is a wholly owned subsidiary of Rexam PLC, a U.K. based high technology coated films company with annual revenues of approximately $3 billion.

Competition

         Other than conventional manufacturers of over-voltage transient protective devices, the main competitor to the SurgX technology licensed to Cooper Bussmann and IRISO, is Littlefuse, Inc. which has announced a polymer base over-voltage protection product, which compete directly with SurgX products. As SurgX components become price competitive and available in high volumes, our licensees will attempt to compete with conventional over-voltage transient protection manufacturers such as General Semiconductor, Motorola Corp., and AVX.

Evolution of Our Business

         During  fiscal 1998 we  initiated a  restructuring  of our  operations.
Through fiscal 1998, we designed, manufactured and marketed specialized components, analytical equipment and instrumentation products for original equipment manufacturers, in the information technology industry. This industry includes office equipment, computers, telecommunications and consumer electronics. Through fiscal 1998, we operated three majority owned subsidiaries, focusing on three distinct market segments:

         o        power conversion products (Oryx Power Products Corporation);

         o        electrical surge protection products (SurgX Corporation); and

         o        materials   analysis  and  test   equipment  and   specialized
                  materials    products   (Oryx    Instruments   and   Materials
                  Corporation).

     During the later part of fiscal 1998 we embarked upon a major restructuring program which resulted in

         o the sale on February 27, 1998 of the test equipment portion of the business of Oryx Instruments and Materials Corporation;

         o the sale on March 2, 1998 of substantially all of the business of Oryx Power Products Corporation in its entirety.

         o the sale on August 18, 1999 of the remaining operations of Oryx Instruments and Materials Corporation, consisting of the carbon target assembly and related materials coating business.

Sale of Oryx Instruments and Materials Corporation (Test Equipment Business). Prior to February 27, 1998, Oryx Instruments and Materials Corporation, or Oryx Instruments and Materials, designed, manufactured and marketed test equipment, specialized materials and electromagnet systems for the hard disk drive and semiconductor industries. On February 27, 1998, a third party acquired 8,000,000 shares of class A common stock of Oryx Instruments and Materials for a purchase price of $500,000. As part of the sale transaction, Oryx Instruments and Materials then redeemed 8,000,000 shares of our holdings of 10,000,000 shares of class A common stock for an aggregate price of $1,500,000. Original terms of the redemption included $500,000 paid to us on the closing, $333,000 payable on February 27, 1999 and $667,000 payable on February 27, 2000, pursuant to a promissory note and stock pledge agreement. As part of the sale, Oryx Instruments and Materials distributed all the assets and liabilities of the materials business segment and certain other assets of the instruments business segment to us. On November 24 1998, we sold our $1,000,000 promissory note and 1,000,000 of our 2,000,000 shares of class A common stock for $500,000 in cash to the majority shareholder of Oryx Instrument and Materials. We currently retain an ownership interest in Oryx Business Instruments and Materials of less than 10.0%.

Sale of Oryx Power Products Corporation. On March 7, 1998, Todd Power Corporation, or Todd, acquired substantially all of the properties, assets, rights, business and certain liabilities of Oryx Power Products Corporation, or Power Products, for a purchase price of $2,000,000 in cash and a contingent additional amount of up to $4,000,000 to be calculated based upon future sales of certain of Power Products' specified products to named customers during the fourteen month period immediately following the sale. Sales during this fourteen-month period (ended May 1, 1999) were at a level whereby there were no amounts due out of the total $4,000,000 contingent payment. We will not receive any further payments from the sale of Power Products. The disposal of Power Products has been accounted for as a discontinued operation and accordingly the net assets held for disposal and operating results of Power Products were segregated and reported as discontinued operations. We recognized a loss on disposal and all losses were recognized as if the transaction were completed as of February 28, 1998. Prior year financial statements have been restated to reflect the discontinuance of the Power Products operations.

Sale of Oryx Instruments and Materials Corporation (Carbon Target Assembly and Materials Coating Business). On August 18, 1999, we sold to Oryx Advanced Materials, Inc., or OAMI, certain specified assets associated with the carbon target assembly manufacturing and related materials coating business for a cash payment of $400,000 and the assumption of substantially all of the liabilities associated with such business. We retained ownership of approximately $280,000 in accounts receivable balances relating to the materials business subsequent to the disposition. In addition, we licensed to OAMI certain patents and other technology associated with the purchased assets. OAMI will pay us royalty payments over ten years, with a maximum royalty payment of $2.2 million for the first three years, based on OAMI's gross profits. As of April 30, 2000, OAMI had paid us a total of $249,000 in royalty payments and was in arrears for additional royalty payments owed to us.

         The disposal of OAMI and Oryx Instruments and Materials have been aggregated as they represent the final sale of one business segment and the operating results of OAMI and Oryx Instruments and Materials have been segregated and reported as discontinued operations. Prior year financial statements have been restated to reflect discontinuance of the OAMI and Oryx Instruments and Materials operations.

Research and Development

         In fiscal year 2000, we transferred all of our SurgX research and development to Cooper Technologies, Inc., a subsidiary of Cooper Bussmann.

         Previously, our operations in the ESD and materials businesses had been partially funded through third party development funding and government contracts We recognize development funding received from non-government third parties to assist in the development of certain products, as an offset to our research and development expenses. In fiscal 2000 we did not receive any research and development funding from non-government third parties. This compares to $423,000 of development funding recorded in fiscal year 1999. We had research government contracts in which $128,000 and $412,000 of revenue and $216,000 and $670,000 of cost of sales were recognized for the years ending February 29, 2000 and February 28, 1999, respectively. Research and development net expenses were $954,000 and $419,000 for the years ended February 29, 2000 and February 28, 1999, respectively. In fiscal year 2000 we completed our two remaining government contracts. We now have no open government development contracts nor do we anticipate obtaining research and development government contracts or non-government development funding in the future.

Regulation and Environmental Matters

         We are subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances. We believe that our facility and practices for controlling and disposing of the limited amount of waste and potentially hazardous materials it produces comply with applicable environmental laws and regulations. While we have not experienced any material adverse effect on operations from compliance with government regulations, the development of any manufacturing operations by us would require us in the future to comply with government regulations designed to protect the environment from wastes and emissions and from hazardous substances, particularly with respect to the emission of air pollutants, the discharge of cooling water, the disposal of residues and the storage of hazardous substances resulting in the expenditure of additional funds by us to comply with those government regulations. The extent of government regulation which might result from any future legislation or administrative action cannot be accurately predicted.

Intellectual Property

         Proprietary protection for our products, processes and know-how is important to its business. We currently have numerous patents issued and in process. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Our policy is to file patent applications to protect our technology, inventions and improvements as soon as practicable. To the extent applicable, we will continue to work on patent applications currently in process at the Patent Office. However, since we have transferred all product development and manufacturing to our licensees, it is the responsibility of our licensees to file patent applications or amendments or otherwise protect the intellectual property that they develop in connection with the licensed SurgX technology.

         The trademark SurgX was issued by the US Patent and Trademark Office on March 17, 1998.

         The two foundation patents filed by us in 1995 on manufacturing processes, methods of making the SurgX compositions and SurgX devices have been divided by the U.S. Patent and Trademark Office into 11 different inventions for filings as individual patents. To date, three of these patents have been filed; In September 1998, one of the three patents filed, method of manufacturing SurgX overvoltage protection devices, was issued in the U.S. In 1997, foreign filings were initiated in 10 countries plus Europe on the two foundation patents. Except for the grant of the two foundation patents by Singapore, and the issue of one foundation patent by Australia, all of the foreign patents are in process. A third patent on surface mount devices and connector component designs was filed in the U.S. in 1996 and in Europe in 1997 are still in the review process. In 1998, two additional patents on overvoltage protection inside the IC package were filed. We believe our patent application disclosures cover significant proprietary art in devices, processes and materials.

         We owned and maintained six patents which are associated with the Intragene process and own and maintain three patents for our SurgX(TM) technology. The Intragene patents were licensed to Oryx Advanced Materials, Inc. in connection with the sale by us of our carbon target assembly and materials coating businesses and some expired in 1999 and the remaining patents will expire in 2000. We expect that our licensees will file improvement patent applications with respect to the SurgX patents, which may effectively broaden proprietary protection. There can be no assurance, however, that such improvement patent applications will be granted.

Employees

         As of April 30, 2000, we employed 11 people on a full-time basis. Included among full time employees are 1 executive officer, 3 managers and other executive personnel, 1 engineering employee, 2 administrative personnel and 4 manufacturing employees. Our employees are not covered by any collective bargaining agreements, and we believe our employee relations are satisfactory.

                                  RISK FACTORS

         If you purchase shares of our common stock, you will take on financial risk. In deciding whether to invest, you should carefully consider the following factors, the information contained in this 10-KSB and the other information that we have referred to you.

         It is especially important to keep these risk factors in mind when you read forward-looking statements. These are statements that relate to future periods and include statements about our:

         o        expected operating results;

         o        market opportunities;

         o        acquisition opportunities;

         o        ability to compete; and

         o        stock price.

         Generally, the words "anticipates," "believes," "expects," "intends" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and our actual results could differ materially from the results discussed in the forward-looking statements because of these and other factors.

         Forward-looking  statements  are  current  only as of the date of these
offering   materials.   We  do  not  have  any   obligation  to  inform  you  if
forward-looking statements, or the circumstances they are based on, change.

                                  Company Risks

Our corporate restructuring strategy from an operating company to a technology licensing and investment and management services company may not be successful.

         During fiscal years 1998 and 1999 we disposed of substantially all of our operating businesses and we are now a licensing entity with our primary source of income deriving from royalties from our SurgX technology licensed to Cooper Bussmann and IRISO and our Intragene technology licensed to Oryx Advanced Materials, Inc. In the course of selling various business units, we disposed of operations which had accounted for substantially all of our revenues. While we believe that this downsizing has substantially reduced our losses and enabled us to focus on key strategic businesses, the actual impact cannot be certain. In the absence of increased sales of our SurgX and Intragene technologies through our licensees, such restructuring may have sharply reduced our revenues without creating opportunities to offset equally the lost revenues.

         Our strategy of relying on licensing royalties and using the proceeds to fund the acquisition of other businesses and technologies presents special risks.

         We have shifted the strategic focus of our business from an operating business exploiting our own developed technologies to a licensing and investment business where we intend to use the royalty revenues from our licensed SurgX and Intragene technologies to fund investments in start-up technology companies. This investment strategy involves a number of special risks, including:

         o increased operating expenses to support investment in our new management services venture;

         o strain on managerial and operational resources as management tries to support multiple businesses;

         o potential issuance of securities in connection with raising capital to fund investments or using our equity in connection with our investment strategy may lessen the rights of holders of our currently outstanding securities; and

         o        the need to incur additional debt.

         We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree upon our ability to invest in early stage development companies and insure their follow-on financing, growth and success. In addition, many of the investment opportunities we are currently examining are in early-stage companies with limited operating histories and limited or no revenues. These investments may have a negative impact on our financial statements. Further, we may not be able to successfully develop these young companies and there can be no assurances that we will either recoup our investments or receive any return on our investment in any company.

We are dependent on the licensees of our SurgX and Intragene technologies for substantially all of our revenues.

         Our  future  royalties  from the  licenses  of our SurgX and  Intragene
technologies   are  based   solely  upon  the   successful   sales,   marketing,
manufacturing and development efforts of our licensees.

         While the license agreements for our SurgX technology contain minimum annual royalty payment requirements for the licensees to maintain their exclusive rights, there can be no assurance that the licensees will pay the minimum royalty or that these minimum payments will provide enough revenue to continue to support our operations. In the case of Cooper Bussmann, minimum royalty payments through 2001 have already been satisfied to maintain exclusivity, and there can be no assurances that we will receive any royalty payments from Cooper Bussmann through this time period unless Cooper Bussmann is successful in selling products using SurgX technology in excess of the minimum royalty payments, and such sales have not yet been material. To date, Cooper Bussmann and IRISO have shipped only limited quantities to customers of products incorporating SurgX technology.

         Although we have received approximately $250,000 in royalty revenue from licensing our Intragene technology to Oryx Advanced Materials, Inc., or OAMI, there can be no assurances that we will receive any future royalty revenue from OAMI. There are no minimum annual royalty payment requirements under our license with OAMI. Our future royalties from our license of the Intragene technology will be based solely upon the successful sales, marketing and manufacturing efforts of OAMI. Although management of OAMI was previously employed by us, OAMI is a new entity and there can be no assurances that it will be successful in manufacturing and selling products based upon the Intragene technology. OAMI is currently in default under its agreement with us due to its failure to make required royalty payments. We are currently negotiating with OAMI to restructure the royalty arrangement to take into account a slow-down in OAMI's business. There can be no assurance that we will reach a satisfactory agreement with OAMI.

We may not be able to raise sufficient funds to finance our acquisition strategy.

         At present, our sole sources of revenue are licensing royalties payable by the licensees of our SurgX and Intragene technologies. We anticipate, based on management's internal forecasts and assumptions relating to our operations, that our existing capital resources will be sufficient to satisfy our contemplated cash requirements for at least the next twelve months.

         However, we may not have sufficient funds to finance our proposed strategy of seeking investments in or acquisitions of new technologies. In addition, in the event that our plans change or our cash projections and assumptions prove inaccurate, we could be required to seek additional financing to support existing operations. Our present business plan may require us to raise additional funds, however we have no current arrangements with respect to sources of additional financing, and there can be no assurance that we would be able to obtain additional financing if and when needed, or that, if available, such additional financing would be on the terms acceptable to us.

We may incur significant costs to avoid investment company status and may suffer adverse consequences if deemed to be an investment company.

         We may incur significant costs to avoid investment company status and may suffer other adverse consequences if deemed to be an investment company under the Investment Company Act of 1940. Some equity investments in other businesses made by us may constitute investment securities under the 1940 Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of our total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the 1940 Act unless a particular exclusion or Commission safe harbor applies. If we were to be deemed an investment company, we would become subject to the requirements of the 1940 Act. As a consequence, we would be prohibited from engaging in business or issuing our securities as we have in the past and we might be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voidable, and a court-appointed receiver could take control of Oryx and liquidate our business.

         Although our investment securities currently comprise less than 40% of our assets, fluctuations in the value of these securities or of our other assets may cause this limit to be exceeded. This would require us to attempt to reduce our investment securities as a percentage of our total assets. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we sell investment securities, we may sell them sooner than we otherwise would. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

We depend on certain key employees, and the loss of any of those employees may harm our business.

         Our performance is substantially dependent on the performance of our executive officers and other key employees, in particular, Philip Micciche, our president and chief executive officer, and Mitchel Underseth, our chief financial officer. The familiarity of these individuals with the industry makes them especially critical to our success. In addition, our success in our investment strategy is dependent on our ability to attract and retain high quality personnel with skills necessary to evaluate and manage investments in high-tech startup companies. The loss of the services of any of our executive officers or key employees may harm our business. Competition for such personnel is intense.

We have a history of unprofitability; recent operating losses and accumulated deficit and may not be profitable in the future.

         Since our initial public offering in April 1994, we have not been profitable on a quarterly or annual basis except for the quarters ended May 31, 1996, August 31, 1996 and November 30, 1996. At February 29, 2000, we had an accumulated deficit of $20,087,000. We anticipate operating losses will continue through fiscal year 2001. There can be no assurance that we will receive any licensing royalty revenues from the licensees of our SurgX and Intragene technologies or that our licensees will be successful in marketing and selling products incorporating our SurgX or Intragene technologies. There can also be no assurances that our new management services and investment business related to start-up companies will be profitable in the future.

We rely on our licensees, Cooper Bussmann, IRISO and Oryx Advanced Materials, to manufacture and market products incorporating our SurgX and Intragene technologies and there can be no assurance that they will be successful in doing so.

         We rely exclusively on our licensees to manufacture and market products incorporating our SurgX and Intragene technologies. Our SurgX licensees have developed low-cost manufacturing processes using our licensed technology. However, there can be no assurance that they will be able to incorporate manufacturing process improvement in the future to further reduce product cost and enhance product performance to allow them to compete in the high volume, low price diode market.

         Further, manufacturing development results produced by our licensees in the future will be influenced by numerous factors, including:

         the availability of funding;

         o technological developments by our licensees, their customers and competitors;

         o        increases in expenses associated with product development;

         o market acceptance of products incorporating the SurgX and Intragene technologies;

         o our licensees' ability to successfully control their costs of development, overhead and other costs; and

         o our licensees' capacity to develop and manage the introduction of new products.

We rely exclusively on our licensees for research and development in connection with our SurgX and Intragene technologies.

         The development, design and manufacture of technology constantly undergo rapid and significant change. We rely on our licensees, Cooper Bussmann and IRISO, for technological improvements to the SurgX technology and our licensee, Oryx Advanced Materials, for technological improvements to the Intragene technology. At present, we do not support any research and development or manufacturing activities internally. Our success will depend upon our licensees' ability to maintain a competitive position with respect to our proprietary and other enhanced technology and to continue to attract and retain qualified personnel in all phases of our operations. Our business is, to a large degree, dependent upon the enhancement of the SurgX and Intragene current technology. Critical to our success and future profitability will be the capacity of our licensees to improve this technology. Product development and enhancement involve substantial research and development expenditures and a high degree of risk, and there is no assurance that these product development efforts will be successful, will be accepted by the market, or that such development efforts can be completed on a cost-effective or timely basis, or that there will be sufficient funds to support development efforts. There can be no assurance that future technological developments will not render existing or proposed SurgX or Intragene products uneconomical or obsolete.

We may experience fluctuations in future operating results which may adversely affect the price of our common stock.

         Our quarterly operating results have in the past been, and will in the future be, subject to significant fluctuation, which could adversely affect the price of our common stock. Our operating results are impacted by numerous factors, such as

         o        market acceptance of SurgX products;

         o Cooper Bussmann's and IRISO's continued marketing, sales and financial support of SurgX technology;

         o        overall economic trends; and

         o possible negative impact on our balance sheet due to the accounting treatment of our investment in portfolio companies.

         In addition, customer orders may involve design-in requirements, thus making the timing of customer orders difficult to predict and uneven.

         Our expense levels are based in part on our expectations as to future royalty revenues and, in particular, volume shipments of SurgX products by Cooper Bussmann and IRISO. We may be unable to adjust spending in a timely manner to compensate for any delay in product development or revenue shortfall. Any weakening in demand for our products or delays in acceptance of the SurgX technology would have a material adverse effect on our operating results.

Potential intellectual property claims and litigation could subject us to significant liability for damages and invalidation of our proprietary rights.

         Litigation may be necessary in the future to enforce our patents and other intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.

         Litigation could harm our business and result in:

         o        substantial    settlement   or   related   costs,    including
                  indemnification of customers;

         o diversion of our or our licensee's management and technical resources;

         o        discontinuing the use and sale of infringing products;

         o expending significant resources to develop non-infringing technology; and

         o        obtaining licenses to infringed technology.

         Our success is heavily dependent upon our proprietary technologies. We rely on a combination of patent, trademark, copyright and trade secret laws, nondisclosure and other contractual provisions, and technical measures to protect our intellectual property rights. Our patents, trademarks or copyrights may be challenged and invalidated or circumvented. Our patents may not be of sufficient scope or strength or be issued in all countries where our products can be sold. The expiration of some of our patents may harm our business.

         Others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents. Effective intellectual property protection may be unavailable or limited in some foreign countries. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of processes and devices that we regard as proprietary. Policing unauthorized use of our proprietary information is difficult, and the steps we have taken may not prevent misappropriation of our technologies.

                                 Industry Risks

If our licensees are unable to successfully compete in the market for products using our SurgX and Intragene technologies, our business would be adversely affected.

         The licensees of our SurgX and Intragene technologies are engaged in certain highly competitive and rapidly changing segments of the electronic components industry in which technological advances, costs, consistency and reliability of supply are critical to competitive position. Our licensees compete or may subsequently compete, directly or indirectly, with a large number of companies which may provide products or components comparable to those provided by us. In addition, competitors are likely to be larger, better-capitalized, more established and have greater access to resources necessary to produce a competitive advantage.

                                Investment Risks

We have not paid and do not intend to pay any dividends on our common stock.

         We have not paid any cash dividends on our common stock since our inception and do not anticipate paying cash dividends on our common stock in the foreseeable future. The future payment of dividends is directly dependent upon our future earnings, our financial requirements and other factors to be determined by our board of directors, as well as the possible consent of lenders, underwriters or others. For the foreseeable future, it is anticipated that any earnings which may be generated from our operations will be used to finance our growth and will not be paid to holders of common stock.

The price of our common stock has been volatile and may continue to experience volatility.

         The market price of our common stock has been, and in the future could be, significantly affected by factors such as:

         o        actual or anticipated fluctuations in operating results;

         o        announcements of technical innovations;

         o        new products or new contracts;

         o        competitors or their customers;

         o        developments with respect to patents or proprietary rights;

         o        changes in financial estimates by securities analysts; and

         o        general market conditions.

         Further, the trading prices of the stocks of many technology companies, including our share price, are at or near historical highs and reflect price/earnings ratios substantially above historical levels. There can be no assurance that these trading prices and price/earnings ratios will be sustained.

Charter provisions limit the authority of our stockholders, and therefore minority stockholders may not be able to significantly influence Oryx's governance or affairs.

         Our board of directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

The conversion or exercise of currently outstanding convertible securities and warrants would result in significant dilution to holders of our common stock.

         As a result of various other transactions previously entered by us, as of April 30, 2000, there were convertible securities and private warrants and options currently outstanding for the conversion and purchase of up to approximately 4,788,750 shares of common stock. These represent significant additional potential dilution for our existing stockholders. These underlying shares of common stock are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these derivative securities, there may be further dilution based on the price at which we issue other securities in the future.

Item 2.  Description of Property.

         We presently operate our businesses in one facility located in Fremont, California. On August 12, 1996, SurgX entered into an agreement with E.B.J. Partners LP to lease a 22,000 square foot facility in Fremont, California. The monthly rental fee is $19,286 and the lease terminates August 30, 2001. We are currently subleasing a portion of our facility at market rates.

         The property described above is in satisfactory condition for the purpose for which it is used.

Item 3.  Legal Proceedings.

         We know of no material litigation or claims pending, threatened or contemplated to which Oryx is or may become a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

         During the fourth quarter of the our fiscal year ended February 29, 2000, no matters were submitted to a vote of security holders.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Since our initial public offering of common stock and warrants on April 6, 1994, our common stock and warrants have traded principally on the NASDAQ Small Cap Market under the symbols "ORYX" AND "ORYXW," respectively. Prior to April 6, 1994, there was no public market for our securities. From April 6, 1994 through June 6, 1994, we had Units which were also traded on NASDAQ, at which time we requested withdrawal of such listing. The following table sets forth the high and low bid quotations for the common stock and warrants for the periods indicated, as reported by NASDAQ. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                           Common Stock                      Warrants
                           ------------                      --------
                       High             Low            High             Low
                       ----             ---            ----             ---
1999 Fiscal year
----------------
1st Quarter            $1.3750          $0.9375        $1.0938          $0.3750
2nd Quarter            $1.3438          $0.6250        $0.6875          $0.2500
3rd Quarter            $1.4688          $0.3438        $0.4375          $0.0625
4th Quarter            $2.5625          $1.0313        $1.1563          $0.1250

2000 Fiscal year
----------------
1st Quarter            $2.4688          $1.6563        $0.9375          $0.0313
2nd Quarter            $2.3125          $1.4375        Expired
3rd Quarter            $2.0938          $1.0000        Expired
4th Quarter            $5.0625          $1.6250        Expired

         On April 30, 2000 the closing price for our common stock was $2.2812 per share. On April 6, 1999 our public warrants, exercisable for an aggregate of 2,549,190 shares of common stock, expired. Prior to expiration, 939,536 warrants were exercised resulting in the issuance of 1,973,022 shares of common stock.

         Our common stock and warrants had also been listed for trading on the Pacific Exchange under the symbols "ORYX" and "ORYXW," respectively. We requested that the common stock and warrants be removed from the Pacific Exchange, which occurred in May 1998.

         As of April 30, 2000 the number of record holders of our common stock was approximately 88.

         We have never paid cash dividends on our common stock, but as noted above, we pay a $.50 annual dividend on its outstanding shares of preferred stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on our earnings,capital requirements, expansion plans, financial condition and other relevant factors as well as the possible need to obtain the consent of any of its lenders.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions, success of research and development efforts by our licensees and our licensees' customer acceptance of new products. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially form those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, dependence upon licensees for the commercial success of our products, increased competition, lack of acceptance of our licensees' new products, pricing pressures, lack of success in technological advancement and other factors, including those listed below.

Business Segments

         Through  fiscal year 1999, we operated in two main  business  segments:
Materials and SurgX, a 97% owned subsidiary. These businesses operated independently and are supported by a corporate segment providing for all administrative, accounting, and financial activities. As noted above in Part I, during fiscal year 1998, we embarked upon a major restructuring program. This resulted in the sale on February 27, 1998 of approximately 80% of our interest in Oryx Instruments and Materials Corporation and the sale on March 2, 1998 of substantially all of the assets and the entire business of Power Products Corporation. As part of the sale of its majority position in Instruments and Materials, we retained certain assets from Instruments and Materials relating to sputtering targets assembly, or Materials. We sold this remaining business during the second quarter of fiscal 2000, for a cash payment of $400,000. We retained approximately $280,000 in accounts receivable for this business and the purchaser of the business assumed substantially all of the liabilities associated with this business. Management took these steps to reduce losses and enable us to concentrate on our electrostatic discharge protection business through our SurgX subsidiary.

Consolidated Results of Continuing Operations

         For the fiscal year ended February 29, 2000, revenues from continuing operations increase $150,000 or 25% from $605,000 for the year ended February 28, 1999 to $755,000 for the year ended February 29, 2000. The increase in revenues was primarily attributed to the royalty revenue from OAMI and IRISO plus an increase in revenue from the sale of SurgX liquid to our licensees, offset by reduced government contract revenue. Royalty revenue in the future is dependent on the success of our licensees. We have no view of what level of revenue will be achieved in the future, if any at all.

         Cost of sales for the fiscal year ended February 29, 2000 represents the costs associated with manufacturing SurgX component materials for Cooper Bussmann and IRISO pursuant to existing license agreements. We anticipate that the cost of sales in fiscal 2001 will be significantly reduced as we are in the process of transferring our SurgX Liquid manufacturing operations, equipment and know-how to our licensee.

         Our gross loss decreased $296,000 or 15 % from $349,000 for the fiscal year ended February 28, 1999 to $53,000 for the year ended February 29, 2000. Cost of sales as a percentage of revenues decreased to 107% for the year ended February 29, 2000 from 158% for the fiscal year ended February 28, 1999. The decrease in gross loss for the year ended February 29, 2000 was primarily attributable to an increase of $324,000 in royalty revenues in fiscal 2000.

         Funding recognized as revenue and cost of sales associated with government contracts for the fiscal year ended February 29, 2000 were $128,000 and $216,000 respectively. This compares to revenue and cost of sales of $412,000 and $670,000, respectively, associated with government contracts for the fiscal year ended February 28, 1999. We do not expect any revenue or costs from government contracts in fiscal 2001 and we do not have plans to pursue any new government contracts in the future.

         General and administrative expenses increased $256,000 or 17% from $1,526,000 for the fiscal year ended February 28, 1999 to $1,782,000 for the year ended February 29, 2000. The increase in general and administrative expenses is attributed to increase in severance cost, legal services and non-cash equity investor relation expenses associated with a marketing program entered into with Continental Capital on August 1998. We anticipate an increase in general and administrative costs during fiscal year 2001 due to an increase in head-count and other activities related to our new Oryx Ventures business.

         Research  and  development  expenses  increased  $535,000  or 128% from
$419,000 for the fiscal year ended February 28, 1999 to $954,000 for the year ended February 29, 2000. The increase in research and development expenditures were primarily as a result of an increase of development efforts for a thin film based technology product, non-cash expense recorded for stock options granted to development consultants, and the absence of development funding from a non-government third party. We anticipate to substantially reduce research and development expenses during fiscal 2001, due to the transfer of all of our SurgX research and development activities to Cooper Electronic Technologies.

         Development funding from non-government third parties are recorded as an offset to research and development expenses. During fiscal 2000, we did not record any amount for development funding, compared to $423,000 recorded as an offset to research and development expenses for fiscal year ended February 28, 1999. We do not anticipate receiving any development funding during fiscal 2001 or thereafter.

         For fiscal year ended February 29, 2000 we recorded net interest income of $177,000. This compares to $14,000 of net interest income for the fiscal year ended February 28, 1999. This increase is attributable to higher cash and investment balances.

         For the fiscal year ended February 29, 2000, we recorded $11,000 of other expenses compared to $217,000 of other income recorded in fiscal 1999, which is associated with receipt of 54,455 restricted shares of Common Stock of Applied Magnetics Corporation in connection with consulting services provided to DAS Devices, Inc.

         During fiscal year 1999, we recorded a $15,000 loss on the write-off of our investment in DAS Devices, Inc. In fiscal 1999, DAS Devices, Inc. was purchased by Applied Magnetics Corporation. We did not receive any consideration for our remaining ownership in Series A Preferred or common stock due to priority liquidation preferences held by other DAS Devices, Inc. preferred stock holders, and subsequently wrote-off our remaining investment in DAS Devices, Inc.

         We believe our operating losses will continue through fiscal 2001 as the anticipated royalty revenue from our SurgX and Intragene technology will not be sufficient to cover expected operation expenses, including additional cost associated with the Oryx Ventures business for fiscal 2001.

Oryx Instruments and Materials Discontinued Operations

         On August 18, 1999, pursuant to the terms of an Asset Purchase Agreement dated as of June 1, 1999 by and among Oryx Technology Corp., or Oryx, and Oryx Advanced Materials Inc., or OAMI, Oryx sold to OAMI certain specified assets associated with Oryx' carbon target assembly manufacturing and related materials coating business, or the Materials business, for a cash payment of $400,000 and the assumption of substantially all of the liabilities associated with such business. We retained ownership of approximately $280,000 in accounts receivable balances relating to the Materials business subsequent to the disposition. In addition, Oryx licensed to OAMI certain patents and other technology associated with the purchased assets. OAMI will pay Oryx royalty payments over ten years, with a maximum royalty payment of $2.2 million for the first three years, based on OAMI's gross profits. As of February 29, 2000, we have received $249,000 in royalty payments from OAMI for the period June 1, 1999 to August 31, 1999.

         In addition, on February 27, 1998, Corus Investments Ltd., a Bahamas Company, acquired 8,000,000 shares of the authorized Class A common stock of Oryx Instruments and Materials Corporation , or Oryx Instruments and Materials, for a purchase price of $500,000. Prior to the sale, Instruments was a wholly owned subsidiary of Oryx. As part of the sale, Oryx Instruments and Materials redeemed 8,000,000 of the 10,000,000 shares of Class A common stock held by us for an aggregate redemption price of $1,500,000. Terms of the 8,000,000 share stock redemption include $500,000 paid on the closing, and $333,000 payable on February 27, 1999 and $667,000 payable on February 27, 2000, under a promissory note and stock pledge agreement. As part of the sale, Oryx Instruments and Materials distributed all the assets and liabilities of the materials business segment and certain other assets to us. A deferred gain of approximately $646,000 was recorded by us at the time of the transaction. We fully reserved our remaining 19.9% ownership investment in Oryx Instruments and Materials at February 28, 1998. On November 24, 1998, we subsequently sold 1,000,000 shares of our remaining Class A common stock of Oryx

Instruments   and  Materials  and  the  $1,000,000  note  receivable  from  Oryx
Instruments and Materials in exchange for a cash payment of $500,000. As a result of this transaction, we recognized a profit of $146,000.

         The disposal of OAMI and Oryx Instruments and Materials have been aggregated as they represent the final sale of one business segment and the operating results of OAMI and Oryx Instruments and Materials have been segregated and reported as discontinued operations. Prior year financial statements have been restated to reflect discontinuance of the OAMI and Oryx Instruments and Materials operations. Revenue from the segment was $1,049,000 and $4,037,000 for fiscal 2000 and 1999, respectively. Income from the discontinued operations was $268,000 and $1,243,000 for fiscal 2000 and 1999, respectively. Income taxes related to the discontinued operations and gain on disposal of the Materials business were immaterial. Transaction costs related to the Materials disposal were $55,000.

Liquidity and Capital Resources

         Our working capital increased $3,349,000 or 208% from a surplus of $1,612,000 at February 28, 1999, to a surplus of $4,961,000 at February 29, 2000 primarily attributed to proceeds from exercise of our public and private warrants. Our ratio of current assets to current liabilities was 2.1:1 at February 28, 1999, and 7.8:1 at February 29, 2000.

         Net cash used in operations for the year the ended February 29, 2000 was $1,206,000 consisting of $1,826,000 from continuing operations primarily in the form of operating losses offset by $620,000 net cash provided by discontinued operations resulting from the sale of the Material business on June 1, 1999 and the. Net cash used in operations for the fiscal year ended February 28, 1999, was $1,474,000 consisting of $1,575,000 from continuing operations offset by $101,000 net cash provided by discontinued operations, primarily in the form of operating losses.

         Net cash used in investing activities was $522,000 for the fiscal year ended February 29, 2000, primarily attributable to the purchase of short-term investments partially offset by cash provided by proceeds from the sale of the Material business. Net cash provided by investing activities was $1,906,000 for the 1999 fiscal year, consisting primarily of proceeds from our sale of the business of Oryx Power Products Corporation. We do not expect to have any material capital expenditures for the year ended February 28, 2001.

         Net cash provided by financing activities was $4,687,000 for the fiscal year ended February 29, 2000. This represents an increase of $4,271,000 or 1,027% from net cash provided by financing activities in fiscal 1999. Cash provided by financing activities during fiscal 2000 was primarily attributed to $4,246,000 provided by the exercise of public and private warrants and $471,000 provided by the exercise of stock options for common stock. Net cash provided by financing activities for the fiscal year ended February 28, 1999 was $416,000, primarily from the sale of a note receivable, involving the sale of the instruments business.

         In May 1997, we entered into a credit facility which included an Accounts Receivable Revolving Batch Facility and an Inventory Line of Credit with KBK Financial, Inc. The Inventory Line of Credit provided for borrowings of up to $1.5 million, ($750,000 of which is subject to an inventory appraisal. The Accounts Receivable Revolving Batch Facility allowed us to factor up to a maximum of $4 million, provided that any amount in excess of $3.5 million was supported by an equal amount of unused availability under the Inventory Line of Credit. Under the facility, we were required to sell on an undiscounted, non-recourse basis all accounts receivable. In exchange, cash advances were available to us up to 85% of the face amount of eligible accounts receivable, as defined, to a maximum amount of $4 million. Financing costs under the arrangement were equal to the greater of the lender's base rate plus 1.25% or not less than 7.0%. In March 1998, the agreement was amended to reduce the Account Receivable Revolving Batch Facility and the Inventory Credit Line to maximum borrowings of $500,000 each. Under the amended agreement, the Accounts Receivable Revolving Batch Facility expired in March 1999 and the Inventory Line of Credit expired in May 1999. As of February 29, 2000, we do not have outstanding any available debt or line of credit facilities.

         We believe that we have sufficient capital to meet our anticipated working capital requirements through fiscal year 2001. However, in the event we fail to meet our fiscal year 2001 operating plan, we might need additional funding to be obtained by raising additional equity or taking other steps. If we require additional equity, there can be no assurance that such transactions can be effected in time to meet our needs, if at all, or that any such transaction will be on terms acceptable to us or in the interest of its stockholders.

Item 7.  Financial Statements.

         The response to this item is submitted in Item 13.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

Item 9.  Directors,   Executive   Officers,  Promoters   and   Control  Persons;
         Compliance with Section 16(a) of the Exchange Act.

         The names and ages of our directors and executive officers as of February 29, 2000 are as follows:

        Name                             Position                         Age
        ----                             --------                         ---

Philip J. Micciche            President, CEO and Director                 66

Mitchel Underseth             CFO and Director                            43

Andrew Intrater               Secretary, Treasurer and Director           38

Dr. John H. Abeles            Director                                    55

Jay M. Haft                   Director                                    64

Richard Hubbard               Director                                    40

Doug McBurnie                 Director                                    57

Ted. D. Morgan                Director                                    58

         PHILIP J. MICCICHE was elected to serve as Oryx' President and Chief Executive Officer and to serve as a director of Oryx on April 25, 1997. From 1993 through 1995, Mr. Micciche was Chief Executive Officer of AXCIS Information Networks, a provider of sports information data. From 1990 through 1992, Mr. Micciche was President of Dysan International/Magnetics L.P. and oversaw its initial public offering in Hong Kong in 1991. From 1983 through 1990, he held several executive management positions at Xidex Corp. In one of those positions, Mr. Micciche brought the division from a loss to a substantial profit in less than 15 months. From 1983 through 1985, Mr. Micciche was Senior Vice President Marketing at Xidex Magnetics, where sales increased $42 million in that two-year time period. Xidex merged with Dysan Corp. in 1985. Prior to 1983, Mr. Micciche held positions as Chief Executive Officer, Vice President Sales, Product Sales Manager and Chief Engineer for various companies. Mr. Micciche received his BSEE from Northeastern University in Boston.

         MITCHEL UNDERSETH has served as Chief Financial Officer of Oryx since November 25, 1996, with additional responsibilities for human resources. Mr. Underseth currently works part-time for Oryx and also serves as the Chief Financial Officer for Aptix Corporation, a privately held electronic design automation company providing software and hardware. Mr. Underseth was elected as a director of Oryx in October 1997. From August 1992 through November 1996, Mr. Underseth was Chief Financial Officer of Triptych CD/San Joaquin Packaging in Stockton, California. From March 1990 through April 1992, Mr. Underseth was Chief Financial Officer of Dysan International/Magnetic L.P., a spin-off of Xidex's Flexible Disk Group. From September 1986 through March 1990, Mr. Underseth was Vice President-Finance of Xidex Flexible Disk Group and Rigid Oxide Group in Santa Clara, California. Mr. Underseth received his M.B.A. from the University of Washington in Seattle and his B.S. in Business from Lewis and Clark College in Portland, Oregon.

         ANDREW INTRATER has been a director, Secretary and Treasurer of Oryx since its organization in July 1993. He had been employed in various executive capacities with Oryx in July 1993 until March 1998 when he resigned from Oryx's employment following the sale of Oryx' majority ownership position in Oryx Instruments & Materials Corporation, since renamed as Oryx Instruments Corporation. Mr. Intrater is currently the President and Chief Executive Officer of Oryx Instruments Corporation. Mr. Intrater previously held various executive positions with ATI, the predecessor corporation to Oryx. Between September 1988 and May 1993, Mr. Intrater served as President of ATI and was a director since 1983. Mr. Intrater received his B.S. in Chemical Engineering from Rutgers University and a M.S. in Materials Science from Columbia University.

         JOHN H. ABELES, M.D., has been a director of Oryx since its organization in July 1993 and of ATI commencing October 1991 and Chairman of the Board of Oryx from October 1993 until April 1997. Since March 1992, Dr. Abeles has been a General Partner of Northlea Partners Ltd., Boca Raton, Florida, a private investment partnership. Since 1980, Dr. Abeles has been President of MedVest, Inc., Boca Raton, Florida, a business and financial consulting firm. Dr. Abeles serves on the board of directors of I-Flow Corporation, Irvine, California, a publicly traded company which manufactures infusion devices, DUSA Pharmaceuticals, Inc., a publicly traded company, which is developing photodynamic therapy products, Pharma Print Corporation, which manufactures botanical products, Encore Medical Corporation, which is an orthopedic implant, concern and Ambersand Medical Inc., which is researching medical diagnostic equipment.

         JAY M. HAFT has been a director of Oryx since February 1995. He is a strategic and financial consultant for growth stage companies and is active in international corporate finance, mergers and acquisitions, as well as in the representation of emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and technical product, service and marketing companies. He is a Managing General Partner of Gen Am "1" Venture Fund, an international venture capital fund. Mr. Haft is also a director of numerous public and private corporations, including Robotic Vision Systems, Inc., NCT Group, Inc., DECAP Group, Encore Medical Corporation, PC Service Source, Inc., DUSA Pharmaceuticals, Inc., and Thrift Management, Inc. He serves as Chairman of the Board of Noise Cancellation Technologies, Inc. He is currently of counsel to the law firm of Parker Duryee Rosoff & Haft, in New York. Mr. Haft was previously a senior corporate partner of such firm, from 1989 to1994, and prior to that a founding partner of Wofsey, Certilman, Haft et al. from 1966 to 1988. Mr. Haft is a past member of the Florida Commission for Government Accountability to the People, Treasurer of the Miami Ballet and a trustee of Florida International University. He is a graduate of Yale College and Yale Law School.

         RICHARD HUBBARD has been a director of Oryx since October 1997. Mr. Hubbard is currently a director and an analyst with the VMR High Octane Fund at Value Management & Research GmbH. The High Octane Fund invests in small to mid-cap companies worldwide. Since 1991, Mr. Hubbard has been a founding member of Namco, an African marine diamond mining and exploration company. He was a director at Acomex Ltd. where he was involved in the launch of Video Plus, a video coding and recording system, in the United Kingdom market.

Mr. Hubbard was a founding partner in Connolly and Hubbard Trading, a trading company specializing in foreign exchange and commodities.

         DOUG MCBURNIE has been a director of Oryx since July 1997. Mr. McBurnie is retired. He was formerly Senior Vice President, Computer, Consumer & Network Products Group, of VLSI Technology. In that position he was responsible for VLSI's businesses in Advanced Computing, ASIC's, Consumer Digital Entertainment and Local/Wide Area Networking. Prior to joining VLSI, Mr. McBurnie was with National Semiconductor where he was senior vice president and general manager of their Communications and Consumer Group. Previously, he was vice president and general manager of National's Local Area Network Division. Under his leadership, National became the recognized leader in networking circuits, one of the top telecom IC suppliers, and made a strong push into consumer entertainment markets. Prior to joining National Semiconductor, he held key executive positions at a number of Silicon Valley companies, including Xidex Corporation, Precision Monolithics and Fairchild Semiconductor. Mr. McBurnie holds a bachelor of arts degree in business administration from Baldwin Wallace College in Berea, Ohio.

         TED D. MORGAN had been a director of Oryx since April 1996 and resigned on April 30, 2000. He is Founder and Managing Partner of Alternative
Technologies International , or ATI, Santa Rosa, California. ATI is an international financial advisory firm specializing in services for emerging growth companies with unique proprietary technologies. Prior to founding ATI, he founded several companies including the Office Club, which merged with Office Depot in 1990.

         All directors are elected annually by the stockholders of Oryx and serve until their respective successors are duly elected and qualified.

Board Committees and Meetings

         During the fiscal year ending February 29, 2000, there were five meetings of our board of directors. Each Board member attended 75% or more of the aggregate of the meetings of the board of directors and the meetings of all committees of the board of directors on which he served except for John Abeles and Richard Hubbard who each attended 60% of such meetings and Ted D. Morgan who attended 20% of such meetings.

         The compensation committee was established on March 28, 1995. The members of the compensation committee are Dr. John H. Abeles, Jay M. Haft and Richard Hubbard, none of whom is employees of Oryx. The compensation committee makes recommendations with respect to compensation of senior officers and granting of stock options and stock awards. The compensation committee met once during the fiscal year ended February 29, 2000.

         The audit committee was established on March 28, 1995. The members of the audit committee are Jay Haft, and Ted Morgan, neither of whom is an employee of Oryx. The functions of the audit committee are to define the scope of the audit, review the auditor's reports and comments, and monitor the internal auditing procedures of Oryx. The audit committee met once during the fiscal year ended February 29, 2000.

         There is no nominating committee of the board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Oryx. Officers, directors and greater than 10% stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.

         To our knowledge, based solely on a review of the copies of such reports and amendments thereto furnished to us and written representations from the reporting persons that no other reports were required during the fiscal year ended February 29, 2000, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended February 29, 2000.

Item 10. Executive Compensation.

Cash Compensation

         The following table sets forth the total compensation earned by the Chief Executive Officer and the other executive officers of Oryx whose total salary and compensation exceeded $100,000 for services rendered in all capacities for the year ended February 29, 2000 and for the years ended February 28, 1999 and February 28, 1998.

                           Summary Compensation Table

   Name and           Fiscal                           Other Annual    All Other
Principal Position     Year     Salary       Bonus    Compensation  Compensation
------------------    ------   --------  -----------  ------------  ------------
Philip Micciche,      2000     $160,000               $3,817 (2)      $    -
President & Chief     1999     $158,542               $    -          $    -
Executive Officer     1998     $127,308  $     -      $4,000 (1)      $    -
Mitchel Underseth     2000     $135,750  $     -      $8,765 (4)      $    -
Chief Financial       1999     $126,377  $     -      $3,600 (5)      $    -
Officer               1998     $137,558  $44,053 (3)  $3,600 (5)      $    -
Andrew Intrater,      2000     $      -  $     -      $    -          $    -
Secretary/Treasurer   1999     $      -  $     -      $    -          $    -
                      1998     $135,000  $     -      $    -          $8,578 (6)


         (1) Other annual compensation consists of payment for consulting services provided by Mr. Micciche to Oryx.

         (2) All other compensation consists of vehicle allowance provide to Mr. Micciche.

         (3) Mr. Underseth received a $44,053 performance bonus in March 1998 attributable to fiscal year 1998.

         (4) Consisting of $1,800 in payments to Mr. Underseth in lieu of Oryx supplied health benefits and $6,965 for payment in lieu of accrued vacation time.

         (5) Other annual compensation consists of payments to Mr. Underseth in lieu of Oryx supplied health benefits.

         (6) Other compensation consists of premiums paid on behalf of Mr. Intrater for term life insurance in the face amount of $1,000,000, which is payable to Mr. Intrater's beneficiary upon his death, less the amount of the premiums theretofore paid on his behalf which are remitted to us.

         The following table sets forth as to the Chief Executive Officer and each of the executive officers named under the Summary Compensation Table, certain information with respect to options to purchase shares of common stock of Oryx as of and for the year ended February 29, 2000. We did not grant any options to officers for the fiscal year ended February 29, 2000.

                   Year and Fiscal Year-End Option SAR/Values
                                                                        Value of
                                                   Number of         unexercised in-
                                                  unexercised          the-money
                      Shares                     Options/SARS at      Options/SARS
                     Acquired                      FY-end (#)         at FY-end ($)
                       on            Value        exercisable/         exercisable/
     Name           Exercise (#)  Realized ($)   unexercisable      unexercisable(1)
------------------  ------------  ------------  -----------------   ------------------
Philip Micciche                -             -   521,705/358,295    1,365,489/934,279

Mitchel Underseth        100,000       227,049   247,845/222,155      576,931/549,654

Andrew Intrater                -             -   279,970/105,657      664,189/259,966

-------------------------------------------------------------------- -----------------

         (1) Calculated on the basis of the closing price of $4.0625 per share on February 29, 2000 minus the exercise price.

Employment Agreements

         We entered into an employment agreement dated as of March 15, 1999 with Mr. Philip Micciche, Chief Executive Officer, terminable by either party, providing for annual compensation of $160,000 to Mr. Micciche from March 1, 1999 through the end of February 2000 and $176,000 from March 1, 2000 through the end of February 2001. Bonuses or incentive compensation and additional stock option grants may be paid or granted in the sole discretion of the board of directors. In the event Mr. Micciche is terminated without cause by us, he will receive all compensation and benefits for the remaining term of the employment agreement.

         We entered into an employment agreement dated as of November 1, 1996 with Mr. Mitchel Underseth, Chief Financial Officer, terminable immediately by either party, providing for annual compensation of $120,000, with increases in salary based upon the recommendation of the Compensation Committee. In the event Mr. Underseth is terminated without cause by us, he will receive his annual compensation for six months. Mr. Underseth is currently a part-time employee with us and his compensation has been proportionately adjusted to reflect hours worked.

         We entered into an employment agreement dated as of May 3, 1993 with Mr. Andrew Intrater, Secretary and Treasurer, terminable immediately by either party, providing for annual compensation of $100,000 during the term of the agreement and increases in salary based upon the recommendation of the Compensation Committee. In the event Mr. Intrater is terminated without cause by us, he will receive his annual compensation for six months. Mr. Intrater also entered into a non-competition agreement with us which restricts his engagement in competitive activities during the term of his employment and prohibits him from soliciting customers and employees of Oryx for a period of twelve months following termination of his employment. This agreement also requires Mr. Intrater to maintain the confidentiality of information and proprietary data relating to Oryx and its activities. On February 27, 1998, these agreements terminated upon Mr. Intrater's resignation from Oryx. Mr. Intrater continues to serve as Director, Secretary and Treasurer of Oryx.

         We currently offers basic health and major medical insurance to our employees. We have adopted a non-contributory 401(k) plan for our employees who wish to participate on a voluntary basis, but no retirement, pension or similar program has been adopted by us.

Remuneration of Non-Employee Directors

         Each member of the board of directors who is not an employee of Oryx is compensated for his services as director as follows: $750.00 for each board meeting attended in person, and $250.00 for each board meeting attended by telephone. In addition, each non-employee member of the board of directors is granted stock options under the director's non-qualified stock option plans as described below.

Description of Incentive and Nonqualified Stock Option Plan

         On March 3, 1993, we adopted the incentive and nonqualified stock option plan, or the plan, pursuant to which, 3,625,000 shares of common stock have been reserved for issuance to officers, directors, employees and consultants of Oryx upon exercise of options granted under the plan. The primary purpose of the plan is to attract and retain capable executives, employees, directors, advisory board members and other consultants by offering such individuals a greater personal interest in our business by encouraging stock ownership. Options granted under the plan may be designated as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 or nonstatutory options. The plan is administered by a compensation committee consisting of outside members of the board of directors which will determine, among other things, the persons to be granted options, the number of shares subject to each option and the option price. The plan terminates on March 3, 2003.

         Options under the plan may be granted to officers, directors, employees and consultants of Oryx, provided that only employees may be granted incentive stock options. The exercise price of any incentive stock option granted under the plan must be equal to the fair market value of the shares on the date of grant, and with respect to persons owning more than 10% of the outstanding common stock, the exercise price may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the shares underlying such options, and the term of such nonqualified options may not extend beyond ten years and one week. The Compensation Committee determines the term of each option and the manner in which it may be exercised provided that no incentive stock option may be exercisable more than ten years after the date of grant, except for optionees who own more than 10% of the our common stock, in which case the option may not have a term greater than five years. The Compensation Committee has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option.

         There are issued and outstanding options to purchase an aggregate of 2,811,453 shares of common stock pursuant to the plan. The following officers and key employees of Oryx have been granted options under the plan at the weighted-average exercise prices described below as of April 30, 2000:

                                                              Average
                                      Number                  Exercise
           Name                     of Shares                  Price
------------------------- --------------------------- --------------------------
Philip Micciche                      880,000                 $   1.449
Mitchel Underseth                    470,000                 $   1.611
Andrew Intrater                      385,627                 $   1.666


Directors' Non-Qualified Stock Option Plans

         At our 1995 annual stockholders' meeting, our stockholders approved the establishment of the 1995 directors non-qualified stock option plan, or the 1995 directors plan, providing for grants to our non-employee directors, or outside directors, in order to attract and retain outside directors who possess a high degree of competence, experience, leadership and motivation.

         A total of 225,000 shares of common stock have been reserved for issuance exercise of non-qualified options under the 1995 directors plan. The 1995 director's plan is administered by the compensation committee of our board of directors, which will at all times consist solely of outside directors. Under the 1995 directors plan, outside directors received options to purchase 45,000 shares of our common stock, effective as of February 6, 1995. Each outside director who joins our board of directors subsequent to the approval of the 195 directors plan will initially receive options to purchase 45,000 shares of our common stock, effective as of the date he or she is appointed or elected to our board of directors. Each outside director will also receive options to purchase 15,000 shares of our common stock at such time as his or her initial grants are fully vested. All options granted under the 1995 directors plan vest in three equal annual installments on the first, second and third anniversaries of the date of the grant, provided that the outside director continues to serve on our board of directors as of such dates.

         At our 1996 annual stockholders' meeting, our stockholders approved the 1996 directors non-qualified stock option plan, or the 1996 directors plan, providing for grants to our outside directors in order to attract and retain outside directors who possess a high degree of competence, experience, leadership and motivation.

         A total of 250,000 shares of Common Stock have been reserved for issuance upon exercise of non-qualified options under the 1996 directors plan. The 1996 director's plan is administered by the compensation committee of our board of directors, which will at all times consist solely of outside directors. Under the 1996 directors plan, outside directors received options to purchase 30,000 shares of our common stock, effective as of April 1, 1996. Each outside director who joins our board of directors subsequent to the approval of the 1996 directors plan will initially receive options to purchase 30,000 shares of our common stock, effective as of the date he or she is appointed or elected to our board of directors. Ten thousand of the option shares granted under the 1996 directors plan vest on the date of grant and the balance vest in equal annual installments on the first and second anniversaries of the date of grant, provided that the outside director continues to serve on our board of directors as of such dates.

         The exercise price of the options granted under the 1995 and 1996 directors plans will equal the fair market value of our common stock on the date of grant. The options are not transferable except upon the death of the optionee. In the event of an optionee's disability, all options granted will immediately vest, and in the event of an optionee's death, all options will similarly vest but expire one year thereafter. In the event the optionee voluntarily resigns from the board of directors or ceases to serve as a board member, options that are vested through the date of such resignation or cessation may be exercised for a period of three months thereafter. Both the 1995 and 1996 directors plans provide, respectively, that such plan may not be amended more than once every six months, other than to comport with changes in the Internal Revenue Code of 1986, as amended, the Employee Retirement Income Security Act, or the rules thereunder. The Compensation Committee has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option under the 1995 directors plan or the 1996 directors plan.

         On April 1, 1999, Ted Morgan was granted options to purchase an aggregate of 15,000 shares of our common stock, issued from the 1995 directors plan.

Additional Grants of Options

         On February 27, 1998, in consideration for a bridge loan, we issued a stock warrant to a financial institution to purchase 174,546 shares of our common stock at an exercise price of $1.15 per share. This warrant was exercised on February 2000.

         In fiscal 1999, as part of its sale of the Power Products business, we issued non-statutory options to former key employees of Oryx Power Products to purchase a total of 205,000 shares of our common stock at an exercise price of $0.95 per share. In addition, we issued a non-statutory option to a former key employee of Oryx Power Products to purchase 50,000 shares of our common stock at an exercise price of $0.25 per share.

         On August 7, 1998, we entered into a market access program marketing agreement with Continental Capital and Equity Corporation pursuant to which we agreed to issue to Continental up to 202,500 shares of our common stock, subject to an escrow provision expiring on August 1, 1999, and a two-year warrant to purchase 60,000 shares of our common stock, at an exercise price of $1.09 per share.

         On August 15, 1998 Bernard Hall was granted a non-qualified stock option to purchase 85,000 shares of our common stock at an exercise price of $1.00 in exchange for consulting services associated with developing guidance on testing procedures in requirements for ESD.

         On April 29, 1999 Darren Imai was granted a non-qualified stock option to purchase 25,000 shares of our common stock at an exercise price of $2.25 in exchange of consulting services related to the development efforts for a thin film based technology product.

Subsidiary Stock Plans

         In November 1995, our subsidiary, SurgX Corporation, adopted a stock option plan under which the board of directors of SurgX granted options to management to purchase Class B common shares in the subsidiary at the fair market value of such shares as determined by the

SurgX board of directors. Class B common shares authorized for issuance in SurgX are identical to the 10,000,000 shares of Class A common shares owned by us, except that the Class A common shares possess a liquidation preference. 1,500,000 million shares of SurgX Class B common shares are available for issuance under this stock plan. Such options are not transferable except in the event of a public offering of the subsidiary's stock, and may be re-purchased by us at our option. Grants under the plan are for amounts, vesting periods and option terms established by the SurgX board of directors. As of April 30, 2000, there were 304,000 SurgX stock options granted which vest ratably over a five year period.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the beneficial ownership of the our common stock as of April 30, 2000

         o by each person who is known to us to be the owner of more than 5% of our common stock;

         o        by each of our directors;

         o        by each of our executive officers; and

         o        by all directors and executive officers of Oryx as a group.

         As of April 30,  2000,  there were  issued and  outstanding  16,616,287 shares of our common stock.

                                                    Number of
                                                    Shares of
    Name and Address of Beneficial Owner           Common Stock              Percent of Class
----------------------------------------------     -------------             ----------------
Philip Micciche                                      598,362 (1)                     3.6%
1100 Auburn Street Fremont, CA
94538

Mitchel Underseth                                    297,851 (2)                     1.8%
1100 Auburn Street Fremont, CA
94538

Andrew Intrater                                      492,990 (3)                     3.0%
47341 Bayside Parkway
Fremont, CA  94538

John Abeles                                          414,132 (4)                     2.5%
2365 Northwest 41st Street Boca Raton, FL
33431

Jay M. Haft                                          127,650 (5)                        *




                                                    Number of
                                                    Shares of
    Name and Address of Beneficial Owner           Common Stock              Percent of Class
----------------------------------------------     -------------             ----------------

2 Grove Isle Dr, #1208B
Coconut Grove, FL  33122

Richard Hubbard                                       40,000 (6)                        *
130, Minories
London, EC3N 1NT U.K.

Doug McBurnie                                         40,000 (7)                     0.2%
1109 McKay Drive, MS 24 San Jose,
CA  95131

VMR High Octane Fund                                 842,105                         5.1%
c/o Meespeirson Fund Services
19-20 North Quay
Douglas, Isle of Man 1M991M

Windstar Investments N.V.                          1,084,220                         6.5%
200 East Broward Blvd.
Suite 1900
Fort Lauderdale, Florida 33302

All officers and directors                         2,010,985 (10)                   12.1%
as a group (7 persons)

         * Represents less than 1% of the outstanding shares

         (1) Represents shares subject to stock options exercisable as of April 30, 2000 or within 60 days thereafter.

         (2) Represents shares subject to stock options exercisable as of April 30, 2000 or within 60 days thereafter.

         (3) Includes 182,833 shares of common stock held by Mr. Intrater. Also includes 310,157 shares subject to stock options exercisable as of April 30, 2000 or within 60 days thereafter.

         (4) Includes 227,007 shares of common stock held by Northlea Partners Ltd. of which Dr. Abeles is the General Partner, and 35,000 shares issuable upon conversion of the our Series A preferred stock also held by Northlea Partners. Also includes 9,375 shares of common stock issuable upon exercise of certain bridge warrants. Includes 37,750 shares of common stock issuable upon conversion of warrants, held by Northlea Partners. Also includes 105,000 shares subject to stock options exercisable as of April 30, 2000 or within 60 days thereafter.




         (5) Includes 105,000 shares subject to stock options exercisable as of April 30, 2000 or within 60 days thereafter. Also includes 22,650 shares of common stock issuable upon conversion of warrants.

         (6) Represents shares subject to stock options exercisable as of April 30, 2000 or within 60 days thereafter.

         (7) Represents shares subject to stock options exercisable as of April 30, 2000 or within 60 days thereafter.

         (8) Represents shares subject to stock options exercisable as of April 30, 2000 or within 60 days thereafter.

         (9) Includes 507,553 shares of common stock issuable upon conversion of warrants.

         (10) Includes an aggregate of 1,611,370 shares issuable upon exercise of warrants and stock options and conversion of Preferred Stock, included pursuant to notes (1)-(9).

Item 12. Certain Relationships and Related Transactions

         In July, 1998, we extended an unsecured loan in the aggregate principal amount of $35,000 to Mitchel Underseth, Chief Financial Officer and a director of the Oryx to the terms of a promissory note. The note bears interest of seven percent (7.0%) per annum and is payable in full on the earlier of July 15, 2000 or thirty days after Mr. Underseth's full-time employment with Oryx is terminated. Principal and interest under the note are payable in full on such maturity date. As of February 29, 2000, there was outstanding principal and interest of $12,977 under the note. Due to Mr. Underseth's current part-time employment status, he is currently negotiating with us an amendment to the note.

         In February, 1999 we received approximately 55,000 shares of common stock of Applied Magnetics Corp., or Applied Magnetics, assigned to us by our Chief Executive Officer, Philip Micciche. Mr. Micciche received shares pursuant to a non-competition agreement executed by Mr. Micciche in connection with his providing consulting services to DAS Devices, Inc., a magnetic read-write head manufacturer that recently merged with Applied Magnetics. The shares of Applied Magnetics common stock received by us were sold on July 1, 1999.

         Oryx is paying legal costs incurred by Philip Micciche, our Chief Executive Officer, and Mitchel Underseth, our Chief Financial Officer, in connection with Comdisco, Inc. v. Micciche, Underseth, et al filed in Santa Clara County Superior Court, in which Messrs. Micciche and Underseth have been named, individually, as defendants. At our request, Messrs. Micciche and Underseth were named as advisors to DAS Devices, Inc. prior to its acquisition by Applied Magnetics in order to attempt to maximize our equity investment in DAS Devices. Messrs. Micciche and Underseth were named as defendants in a lawsuit brought by Comdisco, Inc. in connection with alleged defaults under a leasing agreement between Comdisco and DAS Devices. As of April 30, 2000, Oryx had paid an aggregate of $24,906 in legal expenses in connection with this matter.

Item 13. Exhibits and Reports on Form 8-K.

         (a) Financial Statements and Schedules

         The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

         (b) Reports on Form 8-K

         We did not file any Reports on Form 8-K with the Commission during the fiscal quarter ended February 29, 2000.

         (c) Exhibits

Exhibit  Description of Exhibits
-------  -----------------------

2.2 Asset Purchase Agreement dated as of June 1, 1999 by and between the Registrant and Oryx Advanced Materials, Inc. (1)
3.1      Certificate of Incorporation of the Registrant dated July 26, 1993 (2)
3.2      Bylaws of the Registrant dated July 26, 1993 (2)
3.3 Certificate of Amendment to Certificate of Incorporation dated July 23, 1993 (4)
3.3A Certificate of Amendment of Certificate of Incorporation dated February 7, 1996 (5)
4.1      Specimen Common Stock Certificate (2)
4.2      Specimen Common Stock Purchase Warrant (2)
4.3 Warrant Agency Agreement including Statement of Rights, Terms and Conditions for Callable Stock Purchase Warrants (3)
4.4      Incentive and Nonqualified Stock Option Plan, as Amended (6)
4.4A     1996 Directors Stock Option Plan (6)
4.4B     1995 Directors Stock Option Plan (7)
4.5      Form of Promissory  Note issued to Series A Preferred  Stock  investors
         (2)
4.6      Unit Purchase Warrant (2)
4.7 Form of Warrants issued to Yorkton Securities, Inc. in December 1996 and February 1997 (9)
4.8 Nonstatutory Stock Option Agreement, dated as of March 1, 1998, between the Registrant and Bharat Shah (6)
4.9 Nonstatutory Stock Option Agreement, dated as of March 1, 1998, between the Registrant and Bharat Shah (6)
4.10 Nonstatutory Stock Option Agreement, dated as of March 1, 1998, between the Registrant and Paul Dickerson (6)
4.11 Nonstatutory Stock Option Agreement, dated as of March 1, 1998, between the Registrant and Thomas Landgraf (6)
4.12 Nonstatutory Stock Option Agreement, dated as of March 1, 1998, between the Registrant and Charles Ray (6)
4.13 Nonstatutory Stock Option Agreement, dated as of March 1, 1998, between the Registrant and Gary Sollner (6)
4.14 Warrant dated as of August 10, 1998, between the Registrant and Continental Capital & Equity Corporation (15)

4.15 Stock Warrant dated as of February 27, 1998, between the Registrant and KBK Financial, Inc. (15)
10.1 Lease Agreement with Renco Investment Company re: Fremont, California office, a laboratory and manufacturing facility (2)
10.2     Lease Agreement with FINSA re: Reynosa, Mexico,  manufacturing facility
         (4)
10.3 Lease Agreement with Greer Enterprises re: Fremont, California manufacturing facility (4)
10.4 Lease Agreement with Hospitak/Meditron re: McAllen, Texas, warehouse facility (4)
10.5 Lease Agreement with Security Capital Industrial Trust re: Fremont, California manufacturing facility (5)
10.6     Lease Agreement with OTR, State Teachers  Retirement System of Ohio re:
         Mt. Prospect, Illinois office (5)
10.7 Lease Agreement with E.B.J. Partners LP re: Fremont, California office and manufacturing facility (13)
10.8     Letter of Separation Agreement with Andrew Wilson (13)
10.9     Letter of Employment Agreement with Mitchel Underseth (13)
10.10    Letter of Employment Agreement with Philip Micciche (13)
10.11    Letter of Employment and Non-Competition Agreement with Andrew Intrater
         (2)
10.12 Agreement for the Purchase and Sale of Stock with Intek Diversified Corporation (2)
10.13    Asset Purchase Agreement with Zenith Electronics Corporation (2)
10.14    Promissory Notes issued in interim debt financing (2)
10.15    Common Stock Purchase Warrants issued in interim debt financing (4)
10.16 Placement Agency Agreement between the Registrant and Yorkton Securities, Inc. dated February 8, 1996, as amended April 22, 1996 (5)
10.17 Form of Subscription Agreement between the Registrant and various investors in Yorkton Private Placement dated February 29, 1996 and May 13, 1996 (5)
10.18 Offering Memorandum dated February 8, 1996 and Supplement thereto dated April 22, 1996, relating to Yorkton private placement (5)
10.19 Settlement Agreement between the Registrant and Zenith Electronics Corporation dated February 29, 1996, as amended April 16, 1996 (5)
10.20    Agreement  between the Registrant and Cooper  Bussmann dated July, 1996
         (13)
10.21 Agreement between the Registrant and National Semiconductor dated June 7, 1996 (13)
10.22    Agreement between the Registrant and LSI Logic dated September 30, 1996
         (13)
10.23 Agency Agreement between the Registrant and Yorkton Securities, Inc. dated December 4, 1996, as amended January 23, 1997 (9)
10.24 Form of Subscription Agreement between the Registrant and various investors in Yorkton Private Placement dated December 4, 1996 (10)

10.25 Asset Purchase Agreement relating to the acquisition of Power Sensors Corporation by Oryx Power Products Corporation dated December 19, 1996
         (8)
10.26    Stock   Purchase  and   Reorganization   Agreement  by  and  among  the
         Registrant, Corus Investment, Ltd. and Oryx Instruments and Materials Corporation Dated February 27, 1998 (11)
10.27    Stockholders' Agreement Dated February 27, 1998 (11)
10.28    Pledge Agreement Dated February 27, 1998 (11)
10.29    Promissory Note Dated February 27, 1998 (11)
10.30 Asset Purchase Agreement by and among the Registrant, Todd Power Corporation and Oryx Power Products Corporation Dated March 2, 1998
         (12)+
10.31    License Agreement with IRISO Electronics Limited (14)
10.32    Stock Purchase Agreement with IRISO Electronics Limited (14)
10.33    Agreement with Office of Naval Research (14)
10.34    DAS Devices Inc. Preferred Stock Purchase Agreement (14)
10.35    Arvind Patel Separation Agreement (14)
10.36    Amended Cooper Bussmann License Agreement (14)
10.37    Revolving Account Transfer and Purchase Agreement (14)
10.38    First Amendment to Loan Agreement (14)
10.39    Revolving Credit Promissory Note (14)
10.40    Second Amendment to Loan Agreement (14)
10.41 Market Access Program Marketing Agreement dated as of August 7, 1998, by and between the Registrant and Continental Capital & Equity Corporation. (15)
10.42 Term Promissory Note dated February 27, 1998 payable to KBK Financial, Inc. (14)
10.43    Loan Agreement dated May 29, 1997 with KBK Financial, Inc. (14)

10.44 Note and Stock Purchase Agreement and Release dated November 6, 1998 by and among the Registrant, Corus Investment LTD. and Oryx Instruments and Materials Corporation. (16)
10.45    Promissory Note payable by Mitch Underseth dated July 15, 1998 (17)
10.46 Assignment Agreement between Philip J. Micciche and Registrant dated November 24, 1998 (17)
10.47 Extension Rent Agreement between ProLogis LP and Registrant dated April 12, 1999 (17)

10.48 Employment Agreement between Registrant and Phillip J. Micciche dated March 15, 1999.*
21       Subsidiaries of the Registrant (5)
23.1     Consent of Independent Accountants*
27.1     Financial Data Schedule*

*    Filed herewith.
+ Confidential treatment has been requested with respect to certain portions of these Exhibits. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

(1) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on September 2, 1999.

(2) Previously filed as an exhibit to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-72104) which became effective on April 6, 1994 incorporated herein by reference.

(3) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on March 27, 1995.

(4) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1995.

(5) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB (as amended) for the fiscal year ended February 29, 1996.

(6) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (Registration No. 333-62767) filed with the Commission on September 1, 1998 and incorporated herein by reference.

(7) Previously filed as an exhibit to the Registrant's Registration Statements on Form S-8 (Registration No. 333-07409) filed with the Commission on July 2, 1996 and incorporated herein by reference.

(8) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on January 3, 1997.

(9) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on February 21, 1997.

(10) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 Registration No. 333-23317) filed with the commission on March 31, 1997 and incorporated herein by reference.

(11) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 1998.

(12) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on March 23, 1998.

(13) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997.

(14) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998.

(15) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 Registration No. 333-63991 which became effective on September 22, 1998 and is incorporated herein by reference.

(16) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on April 14, 1999.

(17) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of May, 2000.

                                         ORYX TECHNOLOGY CORP.


                                         By:  /s/ Philip J. Micciche
                                              ----------------------
                                              Philip J. Micciche,
                                              President and Chief
                                              Executive Officer

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature                                Title                                  Date
---------                                -----                                  ----
/s/ Philip J. Micciche                   President, Chief                       May 30, 2000
----------------------                   Executive Officer
Philip J. Micciche                       and Director
                                         (Principal Executive
                                         Officer)

/s/ Andrew Intrater                      Secretary, Treasurer                   May 30, 2000
-------------------                      and Director
Andrew Intrater

/s/ Mitchel Underseth                    Chief Financial                        May 30, 2000
---------------------                    Officer and Director
Mitchel Underseth                        (Principal Financial
                                         Officer and Principal
                                         Accounting Officer)

/s/ John H. Abeles                       Director                               May 30, 2000
------------------
John H. Abeles

/s/ Jay M. Haft                          Director                               May 30, 2000
---------------
Jay M. Haft

/s/ Thomas Guzek                         Director                               May 30, 2000
----------------
Thomas Guzek

/s/ Richard Hubbard                      Director                               May 30, 2000
-------------------
Richard Hubbard

/s/ Doug McBurnie                        Director                               May 30, 2000
-----------------
Doug McBurnie


Oryx Technology Corp.
Index to Consolidated Financial Statements
February 29, 2000 and February 28, 1999
------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

Report of Independent Accountants......................................     F-2

Consolidated Balance Sheet at February 29, 2000
      and February 28, 1999............................................     F-3

Consolidated Statement of Operations for the
       years ended February 29, 2000 and February 28, 1999.............     F-4

Consolidated Statement of Stockholders' Equity for the
      years ended February 29, 2000 and February 28, 1999..............     F-5

Consolidated Statement of Cash Flows for the
      years ended February 29, 2000 and February 28, 1999..............     F-6

Notes to Consolidated Financial Statements.............................     F-7

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Oryx Technology Corp.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Oryx Technology Corp. and its subsidiaries at February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the
Company's  management;  our  responsibility  is to  express  an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
April 28, 2000

Oryx Technology Corp.
Consolidated Balance Sheet
----------------------------------------------------------------------------------------------------------------------
                                                                                         February 29,     February 28,
                                                                                             2000             1999
             Assets
Current assets:
  Cash and cash equivalents                                                           $     4,529,000  $     1,570,000
  Short term investments                                                                      989,000                -
  Accounts receivable, net of allowance for doubtful
    accounts of $40,000 and $118,000                                                           50,000          696,000
  Inventories                                                                                       -          384,000
  Other current assets                                                                        127,000          278,000
                                                                                      ---------------  ---------------
    Total current assets                                                                    5,695,000        2,928,000

Property and equipment, net                                                                   262,000          434,000
Other assets                                                                                   32,000          141,000
                                                                                      ---------------  ---------------
                                                                                      $     5,989,000  $     3,503,000
                                                                                      ===============  ===============

             Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable                                                                    $        43,000  $       355,000
  Accrued liabilities                                                                         672,000          541,000
  Capital lease and other short term obligations                                                    -           12,000
  Deferred revenue                                                                             19,000          408,000
                                                                                      ---------------  ---------------
    Total current liabilities                                                                 734,000        1,316,000

Capital lease and other long term obligation, less current portion                                  -           16,000
                                                                                      ---------------  ---------------
    Total liabilities                                                                         734,000        1,332,000
                                                                                      ---------------  ---------------

Commitments and Contingencies (Note 13)

Series A 2% mandatorily redeemable preferred stock                                             89,000           89,000

Stockholders' equity:
  Common Stock, $0.001 par value; 25,000,000 shares
    authorized; 16,457,682 and 13,290,464 issued and outstanding                               16,000           13,000
Additional paid-in capital                                                                 25,237,000       20,144,000
Accumulated deficit                                                                       (20,087,000)     (18,075,000)
                                                                                      ---------------  ---------------
      Total stockholders' equity                                                            5,166,000        2,082,000
                                                                                      ---------------  ---------------
                                                                                      $     5,989,000  $     3,503,000
                                                                                      ===============  ===============


                       The accompanying notes are an integral part of these financial statements.

                                                           F-3

Oryx Technology Corp.
Consolidated Statement of Operations
---------------------------------------------------------------------------------------------------------------------
                                                                                       February 29,    February 28,
                                                                                           2000           1999
Net revenue                                                                           $     755,000   $      605,000
Cost of sales                                                                               808,000          954,000
                                                                                      --------------  ---------------
    Gross profit (Loss)                                                                     (53,000)        (349,000)
                                                                                      --------------  ---------------

Operating expenses:
    General and administrative                                                            1,782,000        1,526,000
    Research and development                                                                954,000          419,000
                                                                                      --------------  ---------------
          Total operating expenses                                                        2,736,000        1,945,000
                                                                                      --------------  ---------------


Loss from operations                                                                     (2,789,000)      (2,294,000)
Interest income, net                                                                        177,000           14,000
Net write down on investment                                                                      -          (15,000)
Other income (expenses)                                                                     (11,000)         217,000
                                                                                      --------------  ---------------
          Loss from continuing operations                                                (2,623,000)      (2,078,000)
                                                                                      --------------  ---------------

Discontinued operations:
    Income from discontinued operations                                                     268,000        1,243,000
    Income on disposal of discontinued operations                                           345,000          146,000
                                                                                      --------------  ---------------
          Income from discontinued operations                                               613,000        1,389,000
                                                                                      --------------  ---------------

Net loss                                                                                 (2,010,000)        (689,000)
Dividends                                                                                    (2,000)          (2,000)
                                                                                      --------------  ---------------
          Net loss attributable to Common Stock                                       $  (2,012,000)  $     (691,000)
                                                                                      ==============  ===============

Basic and diluted loss per common share from continuing operations                    $       (0.17)  $        (0.16)
Basic and diluted income per common share from discontinued operations                         0.04             0.11
                                                                                      --------------  ---------------
Basic and diluted net loss per common share                                           $       (0.13)  $        (0.05)
                                                                                      ==============  ===============

Weighted average common shares used to compute basic and
          diluted net loss per share                                                     15,271,000       13,158,000
                                                                                      ==============  ===============

                       The accompanying notes are an integral part of these financial statements.

                                                          F-4

Oryx Technology Corp.
Consolidated Statement of Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------------------


                                                                             Common Stock
                                                                       Shares          Amount
Balance at February 28, 1998                                           13,124,821     $  13,000
Issuance of Common Stock upon exercise of options                          24,469             -
Issuance of Common Stock upon exercise of warrants                         10,922             -
Issuance of stock option in exchange for services                               -             -
Issuance of Common Stock in exchange
   for investor relations services                                        121,500             -
Issuance of warrants in exchange for investor relations services                -             -
Conversion of Preferred Stock to Common Stock                               8,752             -
Net Loss                                                                        -             -
Preferred Stock dividend                                                        -             -
                                                                     ------------     ---------
Balance at February 28, 1999                                           13,290,464        13,000
Issuance of Common Stock upon exercise of options                         446,906             -
Issuance of Common Stock upon exercise of warrants                      2,639,312         3,000
Issuance of stock option in exchange for services
   and employee terminations                                                    -             -
Issuance of Common Stock in exchange
   for investor relations services                                         81,000             -
Issuance of warrants in exchange for investor relations services                -             -
Net Loss                                                                        -             -
Preferred Stock dividend                                                        -             -
                                                                     ------------     ---------
Balance at February 29, 2000                                           16,457,682     $  16,000
                                                                     ============     =========


                                                                      Additional
                                                                       Paid-In           Accumulated
                                                                       Capital             Deficit            Total

Balance at February 28, 1998                                         $19,711,000        $(17,384,000)     $  2,340,000
Issuance of Common Stock upon exercise of options                         28,000                   -            28,000
Issuance of Common Stock upon exercise of warrants                        18,000                   -            18,000
Issuance of stock option in exchange for services                        209,000                   -           209,000
Issuance of Common Stock in exchange
   for investor relations services                                       143,000                   -           143,000
Issuance of warrants in exchange for investor relations services          17,000                   -            17,000
Conversion of Preferred Stock to Common Stock                             18,000                   -            18,000
Net Loss                                                                       -            (689,000)         (689,000)
Preferred Stock dividend                                                       -              (2,000)           (2,000)
                                                                     -----------        ------------      ------------
Balance at February 28, 1999                                          20,144,000         (18,075,000)        2,082,000
Issuance of Common Stock upon exercise of options                        471,000                   -           471,000
Issuance of Common Stock upon exercise of warrants                     4,243,000                   -         4,246,000
Issuance of stock option in exchange for services
   and employee terminations                                             215,000                   -           215,000
Issuance of Common Stock in exchange
   for investor relations services                                       152,000                   -           152,000
Issuance of warrants in exchange for investor relations services          12,000                   -            12,000
Net Loss                                                                       -          (2,010,000)       (2,010,000)
Preferred Stock dividend                                                       -              (2,000)           (2,000)
                                                                     -----------        ------------      ------------
Balance at February 29, 2000                                         $25,237,000        $(20,087,000)     $  5,166,000
                                                                     ===========        ============      ============


                             The accompanying notes are an integral part of these financial statements.

                                                                 F-5

Oryx Technology Corp.
Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended      Year Ended
                                                                                    February 29,    February 28,
                                                                                        2000            1999
Cash flows from operating activities:
  Net loss                                                                         $ (2,010,000)   $  (689,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Income from discontinued operations                                                (268,000)    (1,056,000)
    Gain on sale of discontinued operations                                            (345,000)      (146,000)
    Loss from asset disposition                                                           8,000              -
    Depreciation and amortization                                                       135,000        126,000
    Non-cash stock compensation                                                         392,000        173,000
      Changes in assets and liabilities
        Accounts receivable                                                              85,000          1,000
        Inventories                                                                           -         11,000
        Other current assets                                                            (20,000)       410,000
        Other assets                                                                    109,000        (21,000)
        Deferred revenue                                                                (59,000)      (121,000)
        Accounts payable                                                                (82,000)       (70,000)
        Accrued liabilities                                                             229,000       (193,000)
                                                                                   -------------   ------------
            Net cash used in continuing operations                                   (1,826,000)    (1,575,000)
            Net cash provided by discontinued operations                                620,000        101,000
                                                                                   -------------   ------------
            Net cash used in operations                                              (1,206,000)    (1,474,000)
                                                                                   -------------   ------------
Cash flows from investing activities:
  Capital expenditures                                                                 (100,000)       (94,000)
  Proceeds from assets disposition                                                       16,000              -
  Purchase of short term investment                                                    (989,000)             -
  Proceeds from sale of Applied Magnetics shares                                        151,000              -
  Proceeds from sale of discontinued operations                                         400,000      2,000,000
                                                                                   -------------   ------------
            Net cash provided (used) by investing activities                           (522,000)     1,906,000
                                                                                   -------------   ------------
Cash flows from financing activities:
  Sale of Note Receivable                                                                     -        500,000
  Repayment of bank line of credit                                                            -       (129,000)
  Payment of capital lease obligations                                                   (9,000)       (19,000)
  Payment from (repayment of) notes payable                                             (19,000)        19,000
  Proceeds from exercise of warrants for Common Stock                                 4,246,000         18,000
  Proceeds from exercise of options for Common Stock                                    471,000         28,000
  Payment of preferred stock dividend                                                    (2,000)        (2,000)
  Other                                                                                       -          1,000
                                                                                   -------------   ------------
            Net cash provided by financing activities                                 4,687,000        416,000
                                                                                   -------------   ------------
Net increase in cash and cash equivalents                                             2,959,000        848,000
Cash and cash equivalents at beginning of period                                      1,570,000        722,000
                                                                                   -------------   ------------
Cash and cash equivalents at end of period                                         $  4,529,000    $ 1,570,000
                                                                                   =============   ============

Supplemental disclosures of cash flow information:
  Interest paid during the period                                                  $          -    $    40,000
                                                                                   =============   ============

                   The accompanying notes are an integral part of these financial statements.

                                                       F-6

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   The Company

     During fiscal 2000, Oryx Technology Corp. ("Oryx" or the "Company"), a Delaware corporation, and its subsidiaries completed its strategic repositioning of the Company to a licensing entity. At February 29, 2000, the Company was primarily involved in the business of licensing its proprietary SurgX and Intragene technology. The Company transferred the research and development of its SurgX electrostatic discharge protection technology to its licensees and began the process of transferring to its licensees the manufacturing of its SurgX liquid. Additionally, during fiscal 2000, the Company sold its Material business (see Note 4) which it has accounted for as a discontinued operations and subsequently licensed its Intragene technology.

2.   Summary of Significant Accounting Policies

     Basis of presentation

     The Company's fiscal year ends on the last day of February. The year ended February 29, 2000 is referred to as fiscal 2000. Certain prior year amounts have been reclassified to conform to current year presentation.

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

     Concentration of credit Risks

     Our customers are primarily the licensees of our proprietary SurgX technology and the Intragene technology. The Company maintains reserves for potential credit losses; historically, such losses have been minor. The Company's accounts receivable are principally derived from sales in the United States.

     All transactions are denominated in U.S. dollars. Significant customers who represented 10% or more of revenue for the respective periods were as follow:

                                               Year Ended            Year Ended
                                              February 29,          February 28,
                                                  2000                  1999

     Cooper Electronic Technologies               40%                   27%
     Oryx Advanced Materials, Inc                 33%                    -
     Governments Contracts                        17%                   68%
     Iriso Electronics, Co. LTD                   10%                    -


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

     Investment in DAS Devices, Inc.

     The Company accounted for its investment in DAS Devices, Inc. ("DAS Devices") using the cost method. See Note 5 for related investment activity.

     Revenue recognition

     Revenues are generally recognized upon shipment of product. However, where a shipment is subject to customer acceptance criteria, revenue is deferred until customer acceptance. Revenue from research contracts in process is recognized under the percentage of completion method. Royalty revenues are recognized when they are earned, contractually payable and collectability is probable.

     Income taxes

     Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The benefits from utilization of net operating loss carryforwards will be reflected as part of the income tax provision if and when realizable.

     Net loss per share

     Basic and diluted earnings per share for the periods presented have been computed by dividing income or loss available to common stockholders by the weighted average common shares outstanding for the period. Due to the net losses from continuing operations incurred in fiscal 2000 and 1999, all common stock equivalents (options, warrants and preferred stock) outstanding were considered anti dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share in fiscal 2000 or 1999. Anti dilutive securities and common stock equivalents at February 29, 2000 which could be dilutive in future periods include common stock options to purchase 3,216,000 shares of common stock, warrants to purchase 1,253,000 shares of common stock, 3,750 shares of Series A preferred stock which may be converted into 44,000 shares of common stock and subsidiary stock options to purchase 304,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.

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

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

3.   Details of Balance Sheet Components

                                                      February 29,  February 28,
                                                         2000          1999
      Inventories:
        Raw materials                                  $       -     $  75,000
        Finished goods                                         -       309,000
                                                      -------------------------
                                                       $       -     $ 384,000
                                                      =========================

      Other current assets:
        Investment in Applied Magnetics Corporation    $       -     $ 218,000
        Receivable from Todd Power                        65,000             -
        Other                                             62,000        60,000
                                                      -------------------------
                                                       $ 127,000     $ 278,000
                                                      =========================

      Property and equipment:
        Machinery and equipment                        $ 467,000     $ 501,000
        Furniture and fixtures                           231,000       250,000
        Automobiles                                            -        43,000
        Leasehold improvements                            84,000       105,000
                                                      -------------------------
                                                         782,000       899,000
      Less:  Accumulated depreciation                   (520,000)     (465,000)
                                                      -------------------------
                                                       $ 262,000     $ 434,000
                                                      =========================

      Accrued liabilities:
        Compensation                                   $ 336,000     $ 192,000
        Professional fees                                106,000       116,000
        Facilities                                        10,000        22,000
        Other                                            220,000       211,000
                                                      -------------------------
                                                       $ 672,000     $ 541,000
                                                      =========================

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

4.   Instruments and Materials Discontinued Operations

     On August 18, 1999, pursuant to the terms of an Asset Purchase Agreement dated as of June 1, 1999 by and among Oryx Technology Corp. ("Oryx") and Oryx Advanced Materials Inc. ("OAMI"), Oryx sold to OAMI certain specified assets associated with Oryx' carbon target assembly manufacturing and related materials coating business (the "Materials" business) for a cash payment of $400,000 and the assumption of substantially all of the liabilities associated with such business. The Company retained ownership of approximately $280,000 in accounts receivable balances relating to the Materials business subsequent to the disposition. In addition, Oryx licensed to OAMI certain patents and other technology associated with the purchased assets. OAMI will pay Oryx royalty payments over ten years, with a maximum royalty payment of $2.2 million for the first three years, based on OAMI's gross profits. As of February 29, 2000, the Company has received and recognized $249,000 in royalty payments from OAMI for fiscal 2000.

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

     The disposal of OAMI and Oryx Instruments and Materials have been aggregated as they represent the final sale of one business segment, and the operating results of OAMI and Oryx Instruments and Materials have been segregated and reported as discontinued operations. Prior year financial statements have been restated to include the results of operations of OAMI and Oryx Instruments and Materials as discontinued operations. Revenue from discontinued operations was $1,049,000 and $4,037,000 for the year ended February 29, 2000 and February 28, 1999, respectively. Income taxes related to the discontinued operations and the tax benefit resulting from the gain on disposal of the OAMI business were immaterial. Transaction costs related to the OAMI disposal were $55,000. The Company has no remaining assets or liabilities relating to the Instruments and Materials business as of February 29, 2000.

5.   Investment in DAS Devices

     In fiscal 1998, the Company sold 42% of its holdings in DAS Devices for $1.4 million and realized a gain of $1,383,000, net of its prorata cost basis and expenses of $17,000. At February 28, 1998 the Company's investment in DAS Devices was $15,000. During fiscal year 1999, Applied Magnetics Corp. purchased DAS Devices and the Company did not receive any consideration for its holding due to the priority of liquidation preference to other DAS Devices stockholders. As a result the Company recorded a $15,000 loss in fiscal 1999 on the write-off of its remaining investment in DAS Devices.

6.   Continental Capital & Equity Corporation Transaction

     During fiscal 1999, the Company entered into a seventeen month marketing agreement to receive investor relations services from Continental Capital and Equity Corporation. In consideration for services to be rendered, the Company agreed to issue 162,000 shares of common stock over defined periods, 40,500 shares of common stock which are contingently issuable upon certain milestones and an immediately exercisable warrant to purchase 60,000 shares of common stock at $1.09, with a two-year term. The Company issued 81,000 and 121,500 shares of common stock to Continental Capital & Equity Corporation in fiscal 2000 and 1999, respectively, under this agreement. The Company recorded expense of $177,000 and $147,000 during fiscal 2000 and fiscal 1999, respectively, relating to the services received which was based on the Company's stock price during the fiscal years. The

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Company also issued the warrant during fiscal 1999 and amortized the value of $29,000 relating to the warrant over the agreement term.

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

9.   Series A 2% Mandatorily Redeemable Convertible Cumulative Preferred Stock

     The Company has authorized 3,000,000 shares of Preferred Stock with a par value of $0.001 per share of which 45,000 of such shares are designated Series A 2% Mandatorily Redeemable Convertible Cumulative Preferred Stock (the Series A Stock). Each share of Series A Stock may be converted, at the option of the holder, into approximately 11.67 shares of Common Stock. The Company had reserved 43,763 shares of Common Stock for issuance upon conversion of the Series A Stock as of February 29, 2000. During fiscal 1999, a holder of Series A Preferred Stock converted 750 units into 8,752 shares of Common Stock. The holders of Series A Preferred Stock are entitled to receive a cumulative dividend of $0.50 per share per annum, subject to any restrictions imposed by the Delaware General Corporation Law. The dividend is payable semi-annually. In the event of a liquidation and to the extent assets are available, the holders of the Series A Stock are entitled to a liquidation preference distribution of $25.00 per share plus accrued but unpaid dividends. A change in the majority of the voting control of the outstanding stock is considered a liquidation event which could cause the Series A Stock to be redeemed. Each share of the Series A Stock is entitled to one vote per share on all matters submitted to a vote of stockholders of the Company.

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

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

     In 1995 and 1996, the Company adopted the 1995 and 1996 Directors Stock Option Plan (the "Directors' Plans"). The 1995 and 1996 Directors' Plan, which expires in 2005 and 2006, respectively, provide for nonstatutory stock options to be granted to nonemployee directors of the Company. The Board of Directors may terminate the Directors' Plans at anytime at its discretion. Options under the Directors' Plans are granted at prices determined by the Board of Directors, subject to certain conditions more fully described in the Directors' Plans. Generally, these conditions require that the exercise price of options granted may not be below 110% for persons owning more than 10% of the Company's capital stock and 100% for options issued to other persons of the fair market valve of the stock at the date of grant. Options must expire within ten years of grant. The 1995 and 1996 Directors' Plan provides that each nonemployee director receive options to purchase 45,000 and 30,000 shares, respectively, of the Company's Common Stock. Under the 1995 Director's Plan, shares vest in three equal annual installments of 15,000 shares on the first, second and third anniversaries of the date of the grant. Under 1996 Director's Plan, 10,000 shares vest and are exercisable upon grant with the remainder vesting in equal annual installments on the first and second anniversaries of the date of grant. The Company has 225,000 shares authorized under the 1995 Directors' Plan of which 195,000 options were outstanding with an average exercise price of $1.60 per share as of February 29, 2000. The Company has 250,000 shares authorized under the 1996 Directors' Plan of which 150,000 options were outstanding with an average exercise price of $1.61 per share as of February 29, 2000.

     In fiscal 1999, as part of its sale of the Power Products business, the Company issued non-statutory options under a special Stock Option Plan to former key employees of Oryx Power Products to purchase a total of 205,000 shares of the Company's Common Stock at an exercise price of $0.95 per share and 50,000 shares at an exercise price of $0.25 per share.

     A summary of stock option activity under the 1993 Plan, the Directors' Plans and other stock options granted is as follows:

                                         Shares                     Weighted-
                                        Available                    Average
                                           For                    Exercise Price
                                          Grant         Shares      Per Share

Balance at February 28, 1998               217,756    2,561,926      $ 1.64

Additional shares authorized             1,130,000            -
Options granted                         (1,242,000)   1,242,000      $ 1.14
Options canceled                           272,044     (272,044)     $ 1.45
Options exercised                                -      (24,469)     $ 1.15
                                        ----------   ----------
Balance at February 28, 1999               377,800    3,507,413      $ 1.47
Additional shares authorized               215,000            -
Options granted                           (270,000)     270,000      $ 1.96
Options canceled                           114,062     (114,062)     $ 1.43
Options exercised                                -     (446,906)     $ 1.06
                                        ----------   ----------
Balance at February 29, 2000               436,862    3,216,445      $ 1.57
                                        ==========   ==========

The following table summarizes information about employee stock options at February 29, 2000:

                                       Options Outstanding                       Options Exercisable
                        ------------------------------------------------- -------------------------------
                                      Weighted-Average
                                         Remaining         Weighted-                        Weighted-
      Range of             Number       Contractual         Average          Number          Average
   Exercise Prices      Outstanding         Life         Exercise Price    Exercisable    Exercise Price
--------------------- --------------- ---------------- ------------------ -------------- ----------------
$0.69 - 1.00                  177,125       4.8                    $0.86       111,500             $0.94
$1.07 - 1.58                1,777,828       7.4                     1.38     1,101,318              1.37
$1.79 - 2.25                1,261,500       7.1                     1.93       847,500              1.94
                            ---------                                        ---------
   Total                    3,216,453       7.1                    $1.57     2,060,318             $1.58
                            =========                                        =========


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

     At February 29, 2000, there were 304,000 options to purchase shares of SurgX Corporation class B common stocks of which 303,437 were vested. These options had an average exercise price of $0.80 and an average remaining contractual life of 5.4 years.

     During fiscal 1998, the Company sold 333,000 Class A shares of SurgX Corporation for net proceeds of $485,000. At February 28, 1999, there were 10,333,000 Class A common shares of SurgX Corporation outstanding and with the exception of 333,000 shares of SurgX Corporation sold in fiscal 1998, all of the subsidiary Class A shares outstanding were owned by the Company.

     There was no activity under the SurgX subsidiary stock option plan during fiscal 2000 and fiscal 1999. At February 29, 2000 and February 28, 1999 there were 1,196,000 shares available for grant and 304,000 options outstanding with an average exercise price of $0.80 per share.

     The following table summarizes  information about stock options outstanding under the SurgX subsidiary stock option plan at February 29, 2000:
                                       Options Outstanding                       Options Exercisable
                        ------------------------------------------------- -------------------------------
                                      Weighted-Average
                                         Remaining         Weighted-                        Weighted-
      Range of             Number       Contractual         Average          Number          Average
   Exercise Prices      Outstanding         Life         Exercise Price    Exercisable    Exercise Price
--------------------- --------------- ---------------- ------------------ -------------- ----------------
$0.80                        304,000       5.4                    $0.80         303,437            $0.80
                      ---------------                                     --------------
   Total                     304,000       5.4                    $0.80         303,437            $0.80
                      ===============                                     ==============

     Fair Value Disclosures

     Had compensation cost for all the Plans been determined based on the fair value of each stock option on its grant date, as prescribed in SFAS 123, the Company's net loss and net loss per share in fiscal 2000 would have been $2,687,000 and $0.18, respectively, and in fiscal 1999 would have been $1,366,000 and $0.10, respectively.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable period: dividend yields of 0% for both periods; expected volatility of 86% for fiscal 2000 and fiscal 1999; risk-free interest rate of 5.98% for fiscal 2000 and 5.42% for fiscal 1999 for options granted; and a weighted average expected option term of five years for both periods. The weighted average fair value of options granted during fiscal years 2000 and 1999 was $1.45 and $1.03, respectively. The weighted average fair value of options to purchase common shares of the Company's subsidiaries were not material during fiscal years 2000 and 1999.

     Warrants

     The following warrants at February 29, 2000, and the number of shares of the Company's Common Stock which may be purchased at exercise, were outstanding and exercisable at February 29, 2000:

       Original       Issuable          Warrant           Warrant       Warrant
       Warrants        Common         Commencement      Expiration     Exercise
     Outstanding       Shares            Date               Date         Price

         37,500          37,500        Oct. 1994         Oct. 2004        $2.00
        379,000         572,290        Nov. 1994         Oct. 2004        $2.00
        133,145         133,145        Feb. 1996         Jan. 2001        $1.25
        400,000         400,000        Feb. 1996         Mar. 2001        $1.00
        100,000         100,000        Feb. 1996         Mar. 2001        $5.00
          9,480           9,480        Apr. 1996         Mar. 2001        $1.31
     ----------      ----------
      1,059,125       1,252,415
     ==========      ==========

     In connection with a bridge loan facility described in Note 8, in fiscal 1998 the Company issued warrants to KBK Financial, Inc. to purchase 174,546 shares of Common Stock exercisable through February 2001 at an exercise price of $1.15. KBK Financial, Inc exercised these warrants in February 2000.

     During fiscal 1999, the Company issued to Continental Capital & Equity Corporation a immediately exercisable warrant to purchase 60,000 shares of Common Stock at an exercise price of $1.09, with a two year term, in exchange for investor relation services (see Note 7). Continental Capital & Equity Corporation exercised these warrants in February 2000.

     The  terms  of  some   warrants  are  subject  to   adjustment  in  certain
     circumstances including antidilution protection.

11.  Research Contracts and Development Funding

     The Company has been party to certain research contracts which are accounted for on a percentage of completion basis. Revenues and cost of sales recorded under such contracts totaled $128,000 and $216,000 during fiscal 2000 and $412,000 and $670,000 during fiscal 1999, respectively. These contracts were completed during the fiscal 2000.

     During fiscal 1999, the Company received development funding from third parties to assist in the commercialization of certain of the Company's products. Such funding is recorded as an offset to research and development expenses when contract specified technical milestones have been achieved. During fiscal 1999,

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     $423,000 was credited to research and development expenses under these arrangements. No amount was credited during fiscal 2000.

12.  Income Taxes

     Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on currently available evidence, that some portion or all of the deferred tax assets will not be realized. Management believes that the available objective evidence creates sufficient uncertainty regarding the realizability of deferred tax assets such that a full valuation allowance is required at February 29, 2000.

     The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at February 29, 2000 and February 28, 1999 are as follows:

                                              February 29,     February 28,
                                                  2000             1999
                                            -----------------------------------

     Net operating loss carryforwards       $      4,884,000         3,904,000
     R&D credit carryforwards                        436,000           343,000
     Inventory reserves                                    -            98,000
     Deferred revenue                                  8,000           163,000
     Intangible                                       48,000           137,000
     Other                                           271,000           309,000
                                            -----------------------------------
          Gross deferred assets                    5,647,000         4,954,000
     Fixed assets                                      7,000           (12,000)
                                            -----------------------------------
          Net deferred tax assets                  5,654,000         4,942,000
     Valuation allowance                          (5,654,000)       (4,942,000)
                                            -----------------------------------
          Net deferred tax assets           $              -   $            -
                                            ===================================

     No provision for federal  income taxes has been recorded  because of losses incurred.  The provision for (benefit from) income taxes  reconciles to the amounts  computed by applying  the  statutory  federal  rate to loss before income taxes as follows:
                                                                             February 29,  February 28,
                                                                                 2000         1999
                                                                           ----------------------------
     Statutory U.S. federal tax                                            $  (683,000)    $  (234,000)
     Valuation allowance with respect to federal deferred tax assets           727,000         226,000
     Other                                                                     (44,000)          8,000
                                                                           ----------------------------
           Effective tax                                                   $         -     $         -
                                                                           ============================

     At February 29, 2000, the Company had federal net operating loss and research and development credit carryforwards of approximately $13,885,000 and $295,000, respectively. Such federal net operating loss and research and development credit carryforwards will expire on various dates from 2004 through 2020, subject to certain limitations. In accordance with Section 382 of the Internal Revenue Code, the amounts of and the

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     benefits from net operating losses that can be carried forward are limited in certain circumstances, including a cummulative stock ownership change of more than 50% over a three-year period. The Company's initial public offering and subsequent private placements have triggered ownership change of greater than 50% and, accordingly, the future utilization of federal net operating loss and research and development credit carryforwards generated through dates of such offerings may be limited.

13.  Commitments and Contingencies

     The Company leases its facilities and certain equipment under operating lease agreements, which expire in various periods through 2002.

     Future minimum lease obligations are payable as follows:

                                                       Operating
       Year Ending February                             Leases

          2001                                        $ 250,000
          2002                                        $ 123,000
          2003                                            1,000
                                                     ------------
          Total minimum lease payments                $ 374,000
                                                     ============

     Rental expense for the years ended February 29, 2000 and 1999 was $173,000 and $260,000, respectively.

14.  Related Parties

     On February 1999, the Company received 54,455 shares of Common Stock of Applied Magnetics Corp. ("Applied Magnetics") assigned to it by the Company's Chief Executive Officer. The CEO received the shares in connection with his providing consulting services to DAS Devices, a magnetic read-write head manufacturer that recently merged with Applied Magnetics. The shares of Applied Magnetics Common Stock received by the Company in this transaction were restricted until a registration statement filed by Applied Magnetics with the Securities and Exchange Commission was declared effective by the Commission. As a result, the Company recorded $218,000 as other income equal to the fair market value of the shares received as of February 28, 1999. These shares were sold by the Company in July 1999 recording proceeds of $151,000 and a loss on sale of investment of $67,000.

     During fiscal 1999, the Company made a loan to an employee for $35,000, at a rate of 7% per annum, repayable at the earlier of July 15, 2000, or thirty days after the debtor ceases to be a full-time employee of the Company. The outstanding balance was $12,977 as of February 29, 2000 and $32,927 as of February 28, 1999.

15.  Segment Information

     The Company operates in a single industry segment (as defined by SFAS No. 131 "Disclosure about Segments and Enterprise and Related Information.") to license the SurgX and Intragene Technology.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     The   Company   licenses   its   technologies    both    domestically   and
     internationally.  Revenue  by  geographic  region  is as  follows:


                                                      Year Ended    Year Ended
                                                      February 29,  February 28,
                                                          2000         1999

Net Revenues:
  United States                                       $ 676,000     $ 601,000
  Japan                                                  79,000         4,000
                                                      ----------    ----------
  Net Revenues                                        $ 755,000     $ 605,000
                                                      ==========    ==========


     All sales are denominated in United States dollars. All of the Company's assets are located within the United States.