Form 10QSB
period 2000-05-31
ORYX TECHNOLOGY CORP
filed 2000-07-14
CIK 915355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

         QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
 [X]     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000.

                                       OR

         TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
[ ]      ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

                                  Yes X No ___

         The number of shares outstanding of the issuer's Common Stock as of May 31, 2000 was 16,699,287.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                            Page

Item 1. Financial Statements ..............................................  3

Item 2. Management's Discussion and Analysis or Plan of Operations ........  8



PART II.  OTHER INFORMATION

Item 5.  Other Information ................................................ 13

Item 6.  Exhibits and Reports on Form 8-K ................................. 13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
              Assets                                                  May 31,      February 29,
                                                                       2000           2000
                                                                   ------------    ------------
Current assets:
  Cash and cash equivalents                                        $  4,291,000    $  4,529,000
  Short term investments                                                993,000         989,000
  Accounts receivable, net of allowance for doubtful
    accounts of $0 and $40,000                                           24,000          50,000
  Other current assets                                                   39,000         127,000
                                                                   ------------    ------------
    Total current assets                                              5,347,000       5,695,000

Property and equipment, net                                             281,000         262,000
Other assets                                                             32,000          32,000
                                                                   ------------    ------------
                                                                   $  5,660,000    $  5,989,000
                                                                   ============    ============

              Liabilities, Mandatorily Convertible Redeemable
                  Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable                                                 $     44,000    $     43,000
  Accrued liabilities                                                   440,000         672,000
  Deferred revenue                                                       19,000          19,000
                                                                   ------------    ------------
    Total current liabilities                                           503,000         734,000


Series A 2% mandatorily convertible redeemable Preferred Stock           89,000          89,000
    $0.001 par value; 3,000,000 shares authorized;
    3,750 shares issued and outstanding,

Stockholder' equity:
  Common Stock, $0.001 par value; 25,000,000 shares
    authorized; 16,699,287 and 16,457,682 issued and outstanding         17,000          16,000
Additional paid-in capital                                           25,579,000      25,237,000
Accumulated deficit                                                 (20,528,000)    (20,087,000)
                                                                   ------------    ------------
      Total stockholders' equity                                      5,068,000       5,166,000
                                                                   ------------    ------------
                                                                   $  5,660,000    $  5,989,000
                                                                   ============    ============

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                              May 31,
                                                   -----------------------------
                                                       2000            1999
                                                   ------------    ------------

Net Revenue                                        $     61,000    $    189,000
Cost of sales                                           126,000         342,000
                                                   ------------    ------------
  Gross profit (loss)                                   (65,000)       (153,000)
                                                   ------------    ------------

Operating expenses:
 General and administrative                             419,000         446,000
 Research and development                                22,000         183,000
                                                   ------------    ------------
       Total operating expenses                         441,000         629,000
                                                   ------------    ------------

Loss from operations                                   (506,000)       (782,000)
Interest income (expense), net                           66,000          34,000
Other income (expenses)                                    --            (9,000)
                                                   ------------    ------------
  Loss from continuing operations                      (440,000)       (757,000)

Discontinued operations:

 Income from discontinued operations                       --           268,000
 Income on disposal of discontinued operation              --              --
                                                   ------------    ------------
   Income from discontinued operations                     --           268,000
                                                   ------------    ------------

Net loss                                               (440,000)       (489,000)
Dividends                                                (1,000)         (1,000)
                                                   ------------    ------------
    Net loss attributable to Common Stock          $   (441,000)   $   (490,000)
                                                   ============    ============

     Basic and diluted loss per common share
       from continuing operations                  $      (0.03)   $      (0.05)
                                                   ============    ============
     Basic and diluted income per common share
       from discontinued operations                $       --      $       0.02
                                                   ============    ============

     Basic and diluted net loss per common share   $      (0.03)   $      (0.03)
                                                   ============    ============

 Weighted average common shares used to
   compute basic and diluted net loss per share
   basic and diluted net loss per share (Note 3)     16,588,599      14,473,000
                                                   ============    ============

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                               May 31,
                                                      -------------------------
                                                          2000         1999
                                                      -----------   -----------
Cash flows from operating activities:
 Net  loss                                            $  (440,000)  $  (489,000)
 Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
   Income from discontinued operations                       --        (268,000)
   Loss from asset disposition                               --           8,000
   Depreciation and amortization                           21,000        30,000
   Non-cash stock compensation                              7,000        84,000
Changes in assets and liabilities:
    Accounts receivable, net                               26,000      (334,000)
    Other current assets                                   88,000       (67,000)
    Other assets                                             --           1,000
    Accounts payable                                        1,000       (27,000)
    Accrued liabilities                                  (232,000)       96,000
                                                      -----------   -----------
    Net cash used in continuing operations               (529,000)     (966,000)
    Net cash provided by discontinued operations             --         620,000
                                                      -----------   -----------
    Net cash used in operations                          (529,000)     (346,000)
                                                      -----------   -----------

Cash flows from investing activities:
 Capital expenditures                                     (40,000)      (34,000)
 Proceeds from assets disposition                            --          16,000
 Purchase of short term investment                         (4,000)         --
                                                      -----------   -----------
    Net cash used in investing activities                 (44,000)      (18,000)
                                                      -----------   -----------

Cash flows from financing activities:
 Payment of capital lease obligations                        --          (4,000)
 Repayment of notes payable                                  --         (19,000)
 Proceeds from exercise of warrants for Common Stock       12,000     3,360,000
 Proceeds from exercise of options for Common Stock       324,000         2,000
 Other                                                     (1,000)       (1,000)
                                                      -----------   -----------
   Net cash provided by financing activities              335,000     3,338,000
                                                      -----------   -----------

Net increase (decrease) in  cash and cash equivalents    (238,000)    2,974,000

Cash and cash equivalents at beginning of period        4,529,000     1,570,000
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 4,291,000   $ 4,544,000
                                                      ===========   ===========


See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL

The information contained in the following Notes to Condensed Consolidated Financial Statements is condensed; accordingly, the financial statements contained herein should be reviewed in conjunction with the Company's Form 10-KSB for the year ended February 29, 2000.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The financial information for the periods ended May 31, 2000 and 1999 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its subsidiary at May 31, 2000, and the results of their operations and cash flows for the three month periods ended May 31, 2000 and May 31, 1999.

NOTE 2 - STOCKHOLDERS' EQUITY

On August 11,  1998,  the  Company  entered  into a  seventeen  month  Marketing
Agreement (the "Agreement") to receive investor relation services from Continental Capital. The Company agreed to issue to Continental Capital up to 202,500 shares of common stock in consideration for services to be received. At November 30, 1999, all 202,500 shares of common stock have been issued. In addition, a warrant to purchase 60,000 shares of common stock at $1.09 per share with a two-year term was issued to Continental Capital. The Company recognized expense as the services were received, and recorded expense of $53,349 during the three month period ended May 31, 1999.


NOTE 3 - INCOME (LOSS) PER SHARE

Basic and diluted earnings per share for the periods presented have been computed by dividing income or loss available to common stockholders by the weighted average common shares outstanding for the period. Due to the net losses from continuing operations incurred for the three month periods ended May 31, 2000 and May 31, 1999, all common stock equivalents outstanding were considered anti dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share in fiscal 2001 or 2000. Anti dilutive securities and common stock equivalents at May 31, 2000 which could be dilutive in future periods include common stock options to purchase 3,351,000 shares of common stock, warrants to purchase 1,243,000 shares of common stock, 3,750 shares of Series A preferred stock which may be converted into 44,000 shares of common stock and subsidiary stock options to purchase 304,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.

NOTE 4 - COMPREHENSIVE INCOME

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

NOTE 5 - NEW ACCOUNTING STANDARD

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. SAB 101 is effective for the Company's fiscal year ending February 28, 2001. Implementation of SAB 101 is not expected to require the Company to change existing revenue recognition policies and therefore is not expected to have a material effect on the Company's financial position or results of operations.

 NOTE 6 - INSTRUMENTS AND MATERIALS DISCONTINUED OPERATIONS

On August 18, 1999, pursuant to the terms of an Asset Purchase Agreement dated as of June 1, 1999 by and among Oryx Technology Corp. ("Oryx") and Oryx Advanced Materials Inc. ("OAMI"), Oryx sold to OAMI certain specified assets associated with Oryx' carbon target assembly manufacturing and related materials coating business (the "Materials" business) for a cash payment of $400,000 and the assumption of substantially all of the liabilities associated with such business. The Company retained ownership of approximately $280,000 in accounts receivable balances relating to the Materials business subsequent to the disposition. In addition, Oryx licensed to OAMI certain patents and other technology associated with the purchased assets. OAMI will pay Oryx royalty payments over ten years, with a maximum royalty payment of $2.2 million for the first three years, based on OAMI's gross profits. As of February 29, 2000, the Company has received and recognized $249,000 in royalty payments from OAMI for fiscal 2000. No payments were received from OAMI during the three month period ended May 31, 2000.

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

The disposal of OAMI and Oryx Instruments and Materials have been aggregated as they represent the final sale of one business segment, and the operating results of OAMI and Oryx Instruments and

Materials have been segregated and reported as discontinued operations. Prior year financial statements have been restated to include the results of operations of OAMI and Oryx Instruments and Materials as discontinued operations. Revenue from discontinued operations was $1,049,000 and $4,037,000 for the year ended February 29, 2000 and February 28, 1999, respectively. Income taxes related to the discontinued operations and the tax benefit resulting from the gain on disposal of the OAMI business were immaterial. Transaction costs related to the OAMI disposal were $55,000. The Company has no remaining assets or liabilities relating to the Instruments and Materials business as of May 31, 2000. Revenue from discontinued operations was $1,049,000 for the three month period ended May 31, 1999.

NOTE 7 - SUBSEQUENT EVENTS

In July 2000, Oryx Ventures LLC, the Company's newly formed investment and management services entity, made a $500,000 equity investment in LOTS Technology, Inc. ("LOTS"), a developer of digital optical storage technology. Oryx Ventures will receive a warrant to purchase additional equity in LOTS as compensation for senior advisory services to be provided. This investment and warrant to be received represent approximately a 6.6% equity ownership in LOTS. This investment will be accounted for under the cost method.

Item 2.

Management's Discussion and Analysis or Plan of Operations

This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended February 29, 2000. As used herein, "we", "our", "us" and the like refer to Oryx Technology Corp.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions by our licensees, success of research and development efforts by our licensees and customer acceptance of new products. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, dependence upon our licensees for the commercial success of our products, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, lack of success in technological advancement, and other factors.

All investors should carefully read the Form 10-KSB together with this Form 10-QSB, and consider all such risks before making an investment decision with respect to the Company's stock.

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



During the later part of fiscal 1998 we embarked upon a major restructuring program which resulted in

         [ ] the sale on February 27, 1998 of the test equipment portion of the business of Oryx Instruments and Materials Corporation;

         [ ] the sale on March 2, 1998 of substantially all of the business of Oryx Power Products Corporation in its entirety.

         [ ] the sale on August 18, 1999 of the remaining operations of Oryx Instruments and Materials Corporation, consisting of the carbon target assembly and related materials coating business.

As a result of our restructuring, we disposed of substantially all of our operating businesses which accounted for substantially all of our revenue. In the absence of increased sales of our SurgX and Intragene technologies through our licensees, such restructuring have sharply reduced our revenues without creating opportunities to offset the lost revenues.

Today we have two primary focuses:

         [ ] collecting royalties for our SurgX and Intragene technologies; from our SurgX licensees, Cooper Bussmann and IRISO Electronics, Inc. , and from our Intragene technology licensee, Oryx Advanced Materials, Inc. ; and

         [ ]      investing  in   technology   start-up   companies   through  a
                  majority-owned investment and management services company, Oryx Ventures, LLC.

SurgX Corporation

SurgX Corporation, or SurgX, is currently the subsidiary through which we license our surge protection technology. The underlying technologies developed by SurgX are currently licensed exclusively to two licensees, Cooper Electronics Technology, Inc., or Cooper Bussmann, and IRISO Electronics Company, Ltd., or IRISO. Products manufactured by these licensees utilizing SurgX's proprietary technology are targeted to be sold to original equipment manufacturers, or OEMs, in the computer, communication, and electronics industries to provide protection against electrostatic discharge, or ESD, events through discrete devices at the printed circuit board level.

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

Our licensees, Cooper Bussmann and IRISO, have sole responsibility for marketing products using our SurgX technology. The discrete TVS diode is the primary market targeted by our licensees. This market is forecasted to be approximately $900 million in calendar year 2000 with an estimated forecast annual average growth rate of 8% in terms of dollar value, and 11% in terms of unit volume, through 2003. To a lesser extent, our licensees will seek to participate in the varistor market, which is approximately the same size as the diode segment. Within these markets the most important use criteria tends to be cost. After cost, the level of capacitance, response time, size, energy handling and leakage current are important criteria. It is the latter criteria on which SurgX competes. The low capacitance requirement of ESD protection devices in many circuit designs have provide the initial entry into the diode market segment. Our licensees have not focused on the low price, high volume diode market since, to date, they have not been able to achieve product costs competitive with diodes. However, they are currently focusing on cost reduction initiatives to reduce product cost to better compete in the high volume, low price diode market.

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

We are currently in the process of transferring the Surgx liquid manufacturing process to our two licensees. Cooper Bussman is currently manufacturing their own requirements of SurgX liquid as well as supplying our licensee, IRISO, with their requirement of SurgX liquid until they get their manufacturing process operational which is expected to be in January 2001.

We rely on our licensees, Cooper Bussmann and IRISO, for technological improvements to the SurgX technology. At present, we do not support any research and development or manufacturing activities internally. Our success will depend upon our licensees' ability to maintain a competitive position with respect to our proprietary and other enhanced technology and to continue to attract and retain qualified personnel in all phases of our operations. Our business is, to a large degree, dependent upon the enhancement of the SurgX current technology. Critical to our success and future profitability will be the capacity of our licensees to improve this technology.

Our future royalties from the licenses of our SurgX are based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees.

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

Oryx  Ventures, LLC

We have established Oryx Ventures, LLC, a Delaware limited liability company, to act as an investment and management services entity for us. Oryx Ventures will be majority owned by Oryx and will be managed by Oryx employees. We will contribute investment funds to Oryx Ventures from our existing cash balances and from our internal cash flow generated from future royalty income from licensing our SurgX and Intragene technologies.

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

We intend to use the royalty  revenues  from our  licensed  SurgX and  Intragene
technologies  to  fund  investments  in  start-up  technology  companies.   This
investment strategy involves a number of special risks, including:

         [ ] increased operating expenses to support investment in our new management services venture;

         [ ] strain on managerial and operational resources as management tries to support multiple businesses;

         [ ] potential issuance of securities in connection with raising capital to fund investments or using our equity in connection with our investment strategy may lessen the rights of holders of our currently outstanding securities;

         [ ] being deemed as investment company and subjected to the requirements of the 1940 act; and

         [ ]      the need to incur additional debt.

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

Results of Operations

For the quarter ended May 31, 2000, revenues decreased by $128,000 or 68% from $189,000 for the quarter ended May 31, 1999, to $61,000 for the quarter ended May 31, 2000. The decrease in revenue is primarily attributed to the absence of government contract revenue for the quarter ended May 31, 2000. Revenue in the future will be derived from royalties from our SurgX and Intragene technologies. Future royalties will be based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees, and we have no view of what level of revenue will be achieved in the future.

The Company's gross loss decreased from $153,000 for the quarter ended May 31, 1999, to $65,000 for the quarter ended May 31, 2000, representing a decrease of $88,000 or 58%. The decrease in gross loss is primarily attributable to the elimination of government contract expenses.

General and administrative expenses decreased from $446,000 for the quarter ended May 31, 1999, to $419,000 for the quarter ended May 31, 2000, representing a decrease of $27,000 or 6%. The decrease in general and administrative expenses is related to decrease in compensation, consultants, and investor relation expenses associated with a marketing program entered into with Continental Capital on August 11, 1999, offset by an increase in expenses related to launching the new Oryx Ventures investment entity.

Research and development expenses decreased from $183,000 in the quarter ended May 31, 1999, to $22,000 for the quarter ended May 31, 2000, representing a decrease of $161,000 or 88%. This reduction was due to the transfer of all of our SurgX research and development activities to Cooper Electronic Technologies. We anticipate minimal development expenditures in the future.

Liquidity and Capital Resources

The Company's working capital decreased by $117,000 from a surplus of $4,961,000 at February 29, 2000 to a surplus of $4,844,000 at May 31, 2000. Cash and cash equivalents decreased by $238,000 from $4,529,000 for the year ended February 29, 2000 to $4,291,000 for the quarter ended May 31, 2000. This decrease in cash and cash equivalents is primarily due to a $440,000 net loss from continued operations for the three months ended May 31, 2000 plus changes in working capital items, offset by proceeds of $336,000 from the exercise of warrants and stock options for common stock. Management believes the Company has sufficient capital to meet its fiscal 2001 operating plan, however, in the event the Company does not meet its operating plan, there can be no assurance that the Company will be able to raise equity or capital through the sale of equity, debt financing, an asset sale or development contract in a timely manner, or at all.

                                     PART II

                                OTHER INFORMATION

Item 5.  Other Information

         None

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.                     Description of Document
                  -----------                     -----------------------

                  27.1                            Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company did not file any Reports on Form 8-K during the quarter ended May 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ORYX TECHNOLOGY CORP.

  Dated:  July 14, 2000    By:  /s/ Philip J. Micciche
                                ----------------------------------------------
                                Philip J. Micciche
                                President, Chief Executive Officer and Director
                                (Principal Executive Officer)




                                /s/ Mitchel Underseth
                                ----------------------------------------------
                                 Mitchel Underseth
                                 Chief Financial Officer and Director
                                 (Principal Financial and Accounting Officer)