Form 10QSB
period 2000-08-31
ORYX TECHNOLOGY CORP
filed 2000-10-13
CIK 915355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.


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

The number of shares outstanding of the issuer's Common Stock as of August 31, 2000 was 16,704,671.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents





PART I.  FINANCIAL INFORMATION
                                                                            Page

Item 1. Financial Statements ...............................................  3

Item 2.  Management's Discussion and Analysis or Plan of Operations ........  8



PART II.  OTHER INFORMATION

Item 5.  Other Information ................................................. 20

Item 6.  Exhibits and Reports on Form 8-K .................................. 20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


              Assets                                              August 31,     February 29,
                                                                     2000            2000
                                                                 ------------    ------------
Current assets:
  Cash and cash equivalents                                      $  3,675,000    $  4,529,000
  Short term investments                                                 --           989,000
  Accounts receivable, net of allowance for doubtful
    accounts of $0 and $40,000                                         13,000          50,000
  Other current assets                                                155,000         127,000
                                                                 ------------    ------------
    Total current assets                                            3,843,000       5,695,000

Property and equipment, net                                           261,000         262,000
Investments                                                         1,080,000            --
Other assets                                                           32,000          32,000
                                                                 ------------    ------------
                                                                 $  5,216,000    $  5,989,000
                                                                 ============    ============

              Liabilities, Mandatorily Convertible Redeemable
                  Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable                                               $     32,000    $     43,000
  Accrued liabilities                                                 404,000         672,000
  Deferred revenue                                                     19,000          19,000
                                                                 ------------    ------------
    Total current liabilities                                         455,000         734,000


Series A 2% mandatorily convertible redeemable Preferred Stock         89,000          89,000
    $0.001 par value; 3,000,000 shares authorized;
    3,750 shares issued and outstanding,

Stockholders' equity:
  Common Stock, $0.001 par value; 25,000,000 shares
    authorized; 16,704,671 and 16,457,682 issued
    and outstanding                                                    17,000          16,000
Additional paid-in capital                                         25,583,000      25,237,000
Accumulated deficit                                               (20,928,000)    (20,087,000)
                                                                 ------------    ------------
      Total stockholders' equity                                    4,672,000       5,166,000
                                                                 ------------    ------------
                                                                 $  5,216,000    $  5,989,000
                                                                 ============    ============

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended             Six Months Ended
                                                              August 31,                      August 31,
                                                   -------------   -------------   -------------   -------------
                                                        2000             1999              2000             1999
                                                   -------------   -------------   -------------   -------------
Net Revenue                                        $     83,000    $     77,000    $    144,000    $    266,000
Cost of sales                                            18,000         158,000         144,000         500,000
                                                   -------------   -------------   -------------   -------------
  Gross profit (loss)                                    65,000         (81,000)           --          (234,000)
                                                   -------------   -------------   -------------   -------------
Operating expenses:
 General and administrative                             435,000         592,000         854,000       1,038,000
 Research and development                                45,000         316,000          67,000         499,000
                                                   -------------   -------------   -------------   -------------
       Total operating expenses                         480,000         908,000         921,000       1,537,000
                                                   -------------   -------------   -------------   -------------
Loss from operations                                   (415,000)       (989,000)       (921,000)     (1,771,000)
Interest income (expense), net                           55,000          38,000         121,000          72,000
Income (loss) on investments, net                       (40,000)           --           (40,000)           --
Other income (expenses)                                    --           (67,000)           --           (76,000)
                                                   -------------   -------------   -------------   -------------
  Loss from continuing operations                      (400,000)     (1,018,000)       (840,000)     (1,775,000)

Discontinued operations:
 Income from discontinued operations                       --              --              --           268,000
 Income on disposal of discontinued operation              --           345,000            --           345,000
                                                   -------------   -------------   -------------   -------------
       Income from discontinued operations                 --           345,000            --           613,000
                                                   -------------   -------------   -------------   -------------
Net loss                                               (400,000)       (673,000)       (840,000)     (1,162,000)
Dividends                                                  --              --            (1,000)         (1,000)
                                                   -------------   -------------   -------------   -------------
  Net loss attributable to Common Stock            $   (400,000)   $   (673,000)   $   (841,000)   $ (1,163,000)
                                                   =============   =============   =============   =============
  Basic and diluted loss per common share
       from continuing operations                  $      (0.02)   $      (0.06)   $      (0.05)   $      (0.12)
                                                   =============   =============   =============   =============
  Basic and diluted income per common share
       from discontinued operations                $       --      $       0.02    $       --      $       0.04
                                                   =============   =============   =============   =============
  Basic and diluted net loss per common share      $      (0.02)   $      (0.04)   $      (0.05)   $      (0.08)
                                                   =============   =============   =============   =============
 Weighted average common shares used to
  compute basic and diluted net loss per share
  basic and diluted net loss per share (Note 3)      16,705,000      15,418,000      16,677,000      14,946,000
                                                   =============   =============   =============   =============



See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six Months Ended
                                                                                August 31,
                                                                     ------------------------------
                                                                        2000                1999
                                                                     -----------         ----------
 Cash flows from operating activities:
  Net  loss                                                            ($840,000)      $ (1,162,000)
  Adjustments to reconcile net loss
     to net cash provided by (used in) operating activities:
    Income from discontinued operations                                        -           (268,000)
    Gain from sale of discontinued operations                                  -           (345,000)
     Equity in loss of investor                                           40,000                  -
    Loss from asset disposition                                                -              8,000
    Depreciation and amortization                                         42,000             63,000
    Non-cash stock compensation                                           11,000            178,000
 Changes in assets and liabilities:
     Accounts receivable, net                                             37,000            108,000
     Other current assets                                                (28,000)            (5,000)
     Other assets                                                              -             98,000
     Accounts payable                                                    (11,000)           (75,000)
     Accrued liabilities                                                (268,000)           269,000
                                                                     -----------         ----------
     Net cash used in continuing operations                           (1,017,000)        (1,131,000)
     Net cash provided by discontinued operations                              -            620,000
                                                                     -----------         ----------
     Net cash used in operations                                      (1,017,000)          (511,000)
                                                                     -----------         ----------
 Cash flows from investing activities:
  Capital expenditures                                                   (41,000)           (51,000)
  Proceeds from assets disposition                                             -             16,000
  Proceeds from sale of short term investment                            993,000            151,000
  Purchase of short term investment                                       (4,000)        (2,231,000)
  Purchase of investments                                             (1,120,000)                 -
  Proceeds from sale of discontinued operations                                -            400,000
                                                                     -----------         ----------
     Net cash used in investing activities                              (172,000)        (1,715,000)
                                                                     -----------         ----------
 Cash flows from financing activities:
  Payment of capital lease obligations                                         -             (6,000)
  Repayment of notes payable                                                   -            (19,000)
  Proceeds from exercise of warrants for Common Stock                     12,000          3,430,000
  Proceeds from exercise of options for Common Stock                     324,000             58,000
  Payment of dividends                                                    (1,000)            (1,000)
                                                                     -----------         ----------
     Net cash provided by financing activities                           335,000          3,462,000
                                                                     -----------         ----------
 Net increase (decrease) in  cash and cash equivalents                  (854,000)         1,236,000
 Cash and cash equivalents at beginning of period                      4,529,000          1,570,000
                                                                     -----------         ----------
 Cash and cash equivalents at end of period                          $ 3,675,000         $2,806,000
                                                                     -----------         ----------

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

The financial information for the periods ended August 31, 2000 and 1999 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its subsidiary at August 31, 2000, and the results of their operations and cash flows for the three and six month periods ended August 31, 2000 and August 31, 1999.


NOTE 2 - STOCKHOLDERS' EQUITY

On August 11,  1998,  the  Company  entered  into a  seventeen  month  Marketing
Agreement (the "Agreement") to receive investor relation services from Continental Capital. The Company agreed to issue to Continental Capital up to 202,500 shares of common stock in consideration for services to be received. At November 30, 1999, all 202,500 shares of common stock have been issued. In addition, a warrant to purchase 60,000 shares of common stock at $1.09 per share with a two-year term was issued to Continental Capital. The Company recognized expense as the services were received, and recorded expense of $55,000 and $108,000 during the three-month and six-month period ended August 31, 1999, respectively.



NOTE 3 - INCOME (LOSS) PER SHARE

Basic and diluted earnings per share for the periods presented have been computed by dividing income or loss available to common stockholders by the weighted average common shares outstanding for the period. Due to the net losses from continuing operations incurred for the three month periods ended August 31, 2000 and August 31, 1999, all common stock equivalents outstanding were considered anti dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share in fiscal 2001 or 2000. Anti dilutive securities and common stock equivalents at August 31, 2000 which could be dilutive in future periods include common stock options to purchase 3,315,000 shares of common stock, warrants to purchase 1,243,000 shares of common stock, 3,750 shares of Series A preferred stock which may be converted into 44,000 shares of common stock and subsidiary stock options to purchase 304,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.



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

NOTE 5 - NEW ACCOUNTING STANDARD

In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No.
133) which establishes accounting and reporting standards for derivative instruments, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt SFAS No. 133 as required for its first quarterly filing in fiscal 2002. The Company currently does not hold any instruments which would be affected by SFAS No. 133.

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



NOTE 6 - INSTRUMENTS AND MATERIALS DISCONTINUED OPERATIONS

On August 18, 1999, pursuant to the terms of an Asset Purchase Agreement dated as of June 1, 1999 by and among Oryx Technology Corp. or Oryx, and Oryx Advanced Materials Inc. or OAMI, Oryx sold to OAMI certain specified assets associated with Oryx' carbon target assembly manufacturing and related materials coating business (the "Materials" business) for a cash payment of $400,000 and the assumption of substantially all of the liabilities associated with such business. The Company retained ownership of approximately $280,000 in accounts receivable balances relating to the Materials business subsequent to the disposition. In addition, Oryx licensed to OAMI certain patents and other technology associated with the purchased assets. OAMI will pay Oryx royalty payments over ten years, with a maximum royalty payment of $2.2 million for the first three years, based on OAMI's gross profits. As of August 31, 2000, the Company has received and recognized $249,000 in royalty payments from OAMI for fiscal 2000, plus $83,000 during the three-month period ended August 31, 2000.

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

The disposal of OAMI and Oryx Instruments and Materials have been aggregated as they represent the final sale of one business segment, and the operating results of OAMI and Oryx Instruments and Materials have been segregated and reported as discontinued operations. Prior year financial statements have been restated to include the results of operations of OAMI and Oryx Instruments and Materials as discontinued operations. Revenue from discontinued operations was $1,049,000 and $4,037,000 for the year ended February 29, 2000 and February 28, 1999, respectively. Income taxes related to the discontinued operations and the tax benefit resulting from the gain on disposal of the OAMI business were immaterial. Transaction costs related to the OAMI disposal were $55,000. The Company has no remaining assets or liabilities relating to the Instruments and Materials business as of August 31, 2000. Revenue from discontinued operations was $1,049,000 for the six-month period ended August 31, 1999.


NOTE 7 - INVESTMENTS

In July 2000, the Company purchased 166,666 shares of Series A preferred stock from LOTS Technology for $500,000 cash and received additional equity in the form of stock options for 333,333 shares of common stock in exchange for management services. The Company will account for the investment under the cost method. No value was ascribed to the stock options received.

In July 2000, the Company purchased 1,851,852 shares of Series A preferred stock from S-2 Technologies for $500,000 and received additional equity in the form of a warrant for 700,000 shares of common stock in exchange for management services. The Company has the right to appoint one director to S2 Technologies' Board of Directors. Philip Micciche, CEO of the Company, is currently the Company's designee on the S2 Technologies Board. The Company will account for the investment under the equity method. The Company's chief financial officer's brother also serves in an executive capacity for S-2 Technologies.

In July 2000, the Company provided a $100,000 bridge loan to Net Conversions. The bridge loan is convertible to equity at a discount rate. The Company will account for the investment under the cost method.


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

As a result of our restructuring, we disposed of substantially all of our operating businesses which accounted for substantially all of our revenue. In the absence of increased sales of our SurgX and Intragene technologies through our licensees, which to date has not occurred, such restructuring has sharply reduced our revenues without creating opportunities to offset the lost revenues.


Today we have two primary focuses:

     o collecting royalties for our SurgX and Intragene technologies; from our SurgX licensees, Cooper Bussmann and IRISO Electronics, Inc. , and from our Intragene technology licensee, Oryx Advanced Materials, Inc.; and

     o investing and providing management services in technology start-up companies through our wholly-owned investment and management services company, Oryx Ventures, LLC.


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

Our licensees, Cooper Bussmann and IRISO, have sole responsibility for manufacturing, sales and marketing of products using our SurgX technology. The discrete TVS diode is the primary market targeted by our licensees. This market is forecasted to be approximately $900 million in calendar year 2000 with an estimated forecast annual average growth rate of 8% in terms of dollar value, and 11% in terms of unit volume, through 2003. To a lesser extent, our licensees will seek to participate in the varistor market, which is approximately the same size as the diode segment. Within these markets the most important use criteria tends to be cost. After cost, the level of capacitance, response time, size, energy handling and leakage current are important criteria. It is the latter criteria on which SurgX competes. The low capacitance requirement of ESD protection devices in many circuit designs have provide the initial entry into the diode market segment. Our licensees have not focused on the low price, high volume diode market since, to date, they have not been able to achieve product costs competitive with diodes. However, they are currently focusing on cost reduction initiatives to reduce product cost to better compete in the high volume, low price diode market.

Cooper Bussmann is a leading manufacturer of fuses and its target market for SurgX is the growing electronics market. Cooper Bussmann had initially taken on the manufacturing of discrete components using SurgX. In fiscal 2000, to address the market requirements of high volume and low cost, Cooper Bussmann initiated offshore manufacturing through an Asian contract manufacturer. The current capacity of this contract manufacturer is ten million units per month with the ability to expand and handle increased capacity in the future to accommodate anticipated demand for products incorporating SurgX technology. During fiscal 2000, Cooper Bussmann also formed Cooper Electronic Technologies, Inc. to handle research and development, sales and marketing functions to support the marketing of Cooper Bussmann products incorporating SurgX and other technologies.

Due to the transfer of manufacturing offshore and the reorganization of Cooper Bussman in fiscal 2000, sales of SurgX products have been minimal through the first six months of fiscal 2000. Cooper Bussmann's restructuring of its manufacturing and other operations has facilitated its successful marketing of our SurgX technology and SurgX technology has been designed-in products offered by eighteen OEMs and is also in active product evaluation with numerous major OEM's.

IRISO received a 15-year co-license to manufacture and sell our SurgX technology exclusively in Japan for board level ESD protection. These products are marketed under the SurgX trademarks. In fiscal 1999 IRISO started volume production and sales of the 0805 surface mount components. Sales in fiscal 2000 have been minimal with IRISO shipping production quantities to two major OEMs and in lesser amounts to five other customers. Eleven customers are currently evaluating IRISO products incorporating the SurgX technology. During the first six months of fiscal 2001 shipments of products incorporating SurgX technology have reached as high as one million units per month.

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

We rely on our licensees, Cooper Bussmann and IRISO, for technological improvements to the SurgX technology. At present, we do not support any research and development or manufacturing activities internally. Our success will depend upon our licensees' ability to maintain a competitive position with respect to our proprietary and other enhanced technology and to continue to attract and retain qualified personnel in all phases of operations. Our business is, to a large degree, dependent upon the enhancement of the SurgX current technology. Critical to our success and future profitability will be the capacity of our licensees to improve this technology.

Our future royalties from the licenses of our SurgX are based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees.

While the license agreements for our SurgX technology contain minimum annual royalty payment requirements for the licensees to maintain their exclusive rights, there can be no assurance that the licensees will pay the minimum royalty or that these minimum payments will provide enough revenue to continue to support our operations. In the case of Cooper Bussmann, minimum royalty payments through June 2001 have already been satisfied to maintain exclusivity, and there can be no assurances that we will receive any royalty payments from Cooper Bussmann through this time period unless Cooper Bussmann is successful in selling products using SurgX technology in excess of the minimum royalty payments, and such sales have not yet been material. To date, Cooper Bussmann and IRISO have shipped only limited quantities to customers of products incorporating SurgX technology.


Oryx  Ventures, LLC

We have established Oryx Ventures, LLC, a Delaware limited liability company, to act as an investment and management services entity for us. Oryx Ventures is wholly-owned by Oryx and will be managed by Oryx employees. We plan to contribute investment funds to Oryx Ventures from our existing cash balances and from our internal cash flow generated from future royalty income from licensing our SurgX and Intragene technologies. However, at present, we are limiting the activities of Oryx Ventures to management services and are not actively seeking additional investments since August 31, 2000, in order to conserve cash resources at Oryx. Oryx will receive the profits and losses from Oryx Ventures as well as any assets distributed by Oryx Ventures upon liquidation or otherwise.

Oryx Ventures invests funds in early stage financings and provide management services at the direction of its board of managers, primarily with technology-oriented start-up companies. Companies under consideration must be led by a passionate entrepreneur with a promising, proprietary technology. In addition to providing capital, the Oryx Venture team will work closely with the founder providing strategic and management services in all areas of business, including administration, operations, finance, marketing and sales. We believe there is a significant opportunity for Oryx Ventures to help these companies bridge the funding gap between friends and family investors and the higher minimum investment levels required by the major venture funds. Typically, Oryx Ventures will receive equity, warrants or stock, in such companies as partial consideration for the services it provides. These services may include: senior executive mentoring, sales and marketing strategy, business development activities, assistance in fund raising and administrative services such as accounting, human resources and information technology services.

To date, we have invested in three technology companies: LOTS Technology, Inc., a developer of digital optical storage technology, NetConversions, an early-state, data marketing company with a proprietary technology that allows for real-time analysis of consumer online buyer behavior, and S2 Technologies, Inc., an early-stage middleware and software tools development company.

LOTS Technology

LOTS proprietary technology is a replacement product for the high-end magnetic media drives that can no longer keep pace with the growth in digital data storage. The company, which developed the technology with major funding from government contracts, plans to supply large-volume data storage systems to three broad markets of commercial and government customers, including general purpose computing, networked data storage, digital video and data acquisition system companies. We made a direct investment of $500,000 in the company and are receiving additional equity in the form of stock options for our senior advisory services with our total ownership in excess of 6.5%.

NetConversions

NetConversions, which represents our second investment, has a unique solution that incorporates an innovative approach to behavior profiling and promotions allowing e-commerce managers maximum flexibility to change their website marketing. It is a turnkey ASP solution that requires minimal client integration and engineering. Oryx has provided a bridge loan of $100,000 that is convertible to equity at a discounted rate.

S2 Technologies

In August 2000, we invested $500,000 in S2 Technologies. We are also providing senior management advisory services in exchange for additional equity in the company. Our total ownership in S2 Technologies is in excess of 25.5%. S2's focus is to provide value-added tools that address the development, integration and verification phases of the embedded software. The goal is to increase software developers' and engineers' productivity and improve their products time to market. The company expects to have a Beta release of their core products in the spring of next year.

Our investment strategy involves a number of special risks, including:

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

     o being deemed as investment company and subjected to the requirements of the Investment Company Act of 1940; and

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


Effects of Various Accounting Methods on our Results of Operations

Our portfolio companies are early stage development companies that generate net losses, and we expect these losses to continue in the future. On a quarterly basis we evaluate the carrying value of our ownership interest and advances in each of our portfolio companies for possible impairment. In our assessment of carrying value for each portfolio company, we consider achievement of financial plan objectives and milestones, overall market conditions for their products or services, assessment of competitive technologies and the ability to raise capital for future funding requirements.

The various interests that we have acquired in our portfolio companies are accounted for by either the equity method or cost method. The Company does not anticipate accounting for its investment using the consolidation method, as the Company's investment strategy does not contemplate obtaining greater than 50% voting rights or effective control of its portfolio companies. The applicable accounting method used to record our investments in our portfolio companies is determined by our voting interest and level of influence we exercise over each portfolio company. In general we will use the equity method when our ownership level exceeds 20% but is not greater than 50%. When our ownership is less than 20% and we do not exercise significant influence we use the cost method. Whether or not we exercise significant influence with respect to a portfolio company depends on an evaluation of several factors including: our management capacity and decision making authority relative to our management services we provide to the portfolio company, level of representation on the portfolio company's board of directors and level of voting rights associated with our equity holdings.

Our portfolio companies as of August 31, 2000 were :

-----------------------------------------------------------------------------------------------------------------
Company                  Accounting Method     Date of          Voting Ownership       Derivative Ownership
                                               Initial                                 from Management Services
                                               Investment
------------------------ --------------------- ---------------- ---------------------- --------------------------
Lots Technologies        Cost Method           July 7, 2000     2.2%                   4.4%
------------------------ --------------------- ---------------- ---------------------- --------------------------
S2- Technologies         Equity Method         July 20, 2000    18.5%                  7.0%
------------------------ --------------------- ---------------- ---------------------- --------------------------
Net Conversions          Cost Method           June 19, 2000    N/A                    0%
-----------------------------------------------------------------------------------------------------------------

Cost to support Oryx Ventures activities are primarily related to salaries, legal cost and travel expenses associated with evaluation of investment opportunities and providing management services to our portfolio companies. As of August 31, 2000 there were three executives involved with Oryx Ventures. Currently Oryx Ventures only receives equity in consideration for providing management services to its portfolio companies. In the future it is anticipated that Oryx Ventures will add a component of cash remuneration in any new management services agreement entered into.


Results of Operations

Consolidated Results of Continuing Operations

For the quarter ended August 31, 2000, revenues increased by $6,000 or 8% from $77,000 for the quarter ended August 31, 1999, to $83,000 ended for the quarter August 31, 2000. Revenues for the six months ended August 31, 2000 decreased $122,000 or 46% from $266,000 for the six months ended August 31,1999 to $144,000 for the six months ended August 31, 2000. During the three months ended August 31, 2000 revenue of $83,000 were from royalty revenue from our Intragene technology licensee, compared to $77,000 revenue for the three months ended August 31, 2000 which was derived solely from SurgX liquid. This revenue shift to royalty reflects the transfer of the manufacturing of SurgX liquid to our licensing companies. The decrease in revenue for the six months ended August 31, 2000 is primarily attributed to the absence of government contract revenue and a decrease of sales of SurgX liquid, offset by royalty revenue. Revenue in the future will be derived from royalties from our SurgX and Intragene technologies. Future royalties will be based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees, and we have no view of what level of revenue will be achieved in the future.

The Company's gross profit increased from $81,000 deficit for the quarter ended August 31, 1999, to $65,000 profit for the quarter ended August 31, 2000, representing an increase of $146,000 or 180%. Gross profit was breakeven for the six months ended August 31, 2000 compared with a gross deficit of $234,000 for the six months ended August 31, 1999. The increase in gross profit during the three months ended August 31, 2000 is primarily due to no cost associated with the $83,000 royalty revenue offset by some cost related to SurgX liquid shipped to IRISO. The decrease in gross deficit for the six months ended August 31, 2000 is primarily attributed to the elimination of government contract sales and costs and lower sales of SurgX liquid, which were generating negative margins during the six months, ended August 31, 1999.

General and administrative expenses decreased from $592,000 for the quarter ended August 31, 1999, to $435,000 for the quarter ended August 31, 2000, representing a decrease of $157,000 or 27%. General and administrative expenses decreased by $184,000 or 18% from $1,038,000 for the six months ended August 31, 1999 to $854,000 for the six months ended August 31, 2000. The decrease in general and administrative expenses is related to decrease in compensation, travel, and investor relation expenses associated with a marketing program entered into with Continental Capital on August 11, 1999, offset by an increase in expenses related to new Oryx Ventures investment entity. The general and administrative expenses related to Oryx Ventures were $144,000 and $226,000 for the three and the six months period ended August 31, 2000.

Research and development expenses decreased from $316,000 in the quarter ended August 31, 1999, to $45,000 for the quarter ended August 31, 2000, representing a decrease of $271,000 or 86%. Research and development expenses decreased by $432,000 or 87% from $499,000 for the six months ended August 31, 1999 to $67,000 for the six months ended August 31, 2000. This reduction was due to the transfer of our SurgX research and development activities to Cooper Electronic Technologies. We anticipate minimal development expenditures in the future.

During the quarter ended August 31, 2000, we recorded $40,000 of expenses related to our investments, of which $20,000 is our percentage share of the losses on S-2 Technologies, Inc. as a result of applying the equity method to the S2 Technologies, Inc. investment and $20,000 resulting from writing off an initial investment on I-Lease for proof of concept. These transactions reflect the investment activities of our Oryx Ventures entity that was formed this fiscal year.

Interest income increased by $17,000 or 45% from $38,000 for the three months ended August 31, 1999 to $55,000 for the three months ended August 31, 2000. Interest income increased from $72,000 in the six months ended August 31, 1999, to $121,000 for the six months ended August 31, 2000, representing and increase of $49,000 or 68%. We anticipate less interest income in the future since cash and cash equivalent balance decreased due to the investments made during the quarter.

Liquidity and Capital Resources

The Company's working capital decreased by $1,573,000 from a surplus of $4,961,000 at February 29, 2000 to a surplus of $3,388,000 at August 31, 2000.
Cash and cash equivalents decreased by $854,000 from $4,529,000 for the year ended February 29, 2000 to $3,675,000 for the six months ended August 31, 2000. This decrease in cash and cash equivalents is primarily due to $1,120,000 cash used for investment by Oryx Ventures and $841,000 net loss from continued operations for the six months ended August 31, 2000 plus changes in working capital items, offset by proceeds of $993,000 from redemption of short term investments and by proceeds of $336,000 from the exercise of warrants and stock options for common stock. Management believes the Company has sufficient capital to meet its fiscal 2001 operating plan, however, in the event the Company does not meet its operating plan, there can be no assurance that the Company will be able to raise equity or capital through the sale of equity, debt financing, an asset sale or development contract in a timely manner, or at all.

Factors Affecting Future Results

       You should carefully consider the following factors, together with all of the other information contained or incorporated by reference in this report, before you decide to purchase or trade shares of our common stock. These factors could cause our future results to differ materially from those expressed or implied in forward-looking statements made by us. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also alarm our business. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of you investment.

Our corporate restructuring strategy from an operating company to a technology licensing and investment and management services company may not be successful.

         During fiscal years 1998 and 1999 we disposed of substantially all of our operating businesses and we are now a licensing entity with our primary source of income deriving from royalties from our SurgX technology licensed to Cooper Bussmann and IRISO and our Intragene technology licensed to Oryx Advanced Materials, Inc. In the course of selling various business units, we disposed of operations which had accounted for substantially all of our revenues. While we believe that this downsizing has substantially reduced our losses and enabled us to focus on key strategic businesses, the actual impact cannot be certain. In the absence of increased sales of our SurgX and Intragene technologies through our licensees, such restructuring has sharply reduced our revenues without creating opportunities to offset equally the lost revenues.

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

         While the license agreements for our SurgX technology contain minimum annual royalty payment requirements for the licensees to maintain their exclusive rights, there can be no assurance that the licensees will pay the minimum royalty or that these minimum payments will provide enough revenue to continue to support our operations. In the case of Cooper Bussmann, minimum royalty payments through June 2001 have already been satisfied to maintain exclusivity, and there can be no assurances that we will receive any royalty payments from Cooper Bussmann through this time period unless Cooper Bussmann is successful in selling products using SurgX technology in excess of the minimum royalty payments, and such sales have not yet been material. To date, Cooper Bussmann and IRISO have shipped only limited quantities to customers of products incorporating SurgX technology.

         Although we have received approximately $332,000 in royalty revenue from licensing our Intragene technology to Oryx Advanced Materials, Inc., or OAMI, there can be no assurances that we will receive any future royalty revenue from OAMI. There are no minimum annual royalty payment requirements under our license with OAMI. Our future royalties from our license of the Intragene technology will be based solely upon the successful sales, marketing and manufacturing efforts of OAMI. Although management of OAMI was previously employed by us, OAMI is a new entity and there can be no assurances that it will be successful in manufacturing and selling products based upon the Intragene technology. OAMI is currently in default under its agreement with us due to its failure to make required royalty payments of approximately $50,000 which were due on July 15, 2000. We are currently negotiating with OAMI to restructure the royalty arrangement to take into account a slow-down in OAMI's business. There can be no assurance that we will reach a satisfactory agreement with OAMI.

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

         We may incur significant costs to avoid investment company status and may suffer other adverse consequences if deemed to be an investment company under the Investment Company Act of 1940. Some equity investments in other businesses made by us may constitute investment securities under the 1940 Act. We may be deemed to be an investment company if we were to own investment securities with a value exceeding 40% of our total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the 1940 Act unless a particular exclusion or Commission safe harbor applies. If we were to be deemed an investment company, we would become subject to the requirements of the 1940 Act. As a consequence, we would be prohibited from engaging in business or issuing our securities as we have in the past and we might be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voidable, and a court-appointed receiver could take control of Oryx and liquidate our business.

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

         Since our initial public offering in April 1994, we have not been profitable on a quarterly or annual basis except for the quarters ended May 31, 1996, August 31, 1996 and November 30, 1996. At August 31, 2000, we had an accumulated deficit of $20,929,000. We anticipate operating losses will continue through fiscal year 2001. There can be no assurance that we will receive any licensing royalty revenues from the licensees of our SurgX and Intragene technologies or that our licensees will be successful in marketing and selling products incorporating our SurgX or Intragene technologies. There can also be no assurances that our new management services and investment business related to start-up companies will be profitable in the future.

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

         o   the availability of funding;

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

We may experience fluctuations in future operating results which may adverse affect the price of our common stock.

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

         o   overall economic trends; and

         o possible negative impact on our financial statements due to the accounting treatment of our investment in portfolio companies.

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

As a result of various other transactions previously entered by us, as of August 31, 2000, there were convertible securities and private warrants and options currently outstanding for the conversion and purchase of up to approximately 4,602,000 shares of common stock. These represent significant additional potential dilution for our existing stockholders. These underlying shares of common stock are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these derivative securities, there may be further dilution based on the price at which we issue other securities in the future.

                                     PART II

                                OTHER INFORMATION

Item 5.  Other Information

         None

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.                     Description of Document
                  -----------                     -----------------------
                  27.1                            Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company did not file any Reports on Form 8-K during the quarter ended August 31, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ORYX TECHNOLOGY CORP.

Dated:  October 13, 2000                 By:  /s/ Philip J. Micciche
                                              ----------------------------------
                                              Philip J. Micciche
                                              President, Chief Executive Officer
                                                and Director
                                              (Principal Executive Officer)



                                              /s/ Mitchel Underseth
                                              ----------------------------------
                                              Mitchel Underseth
                                              Chief Financial Officer
                                                and Director
                                              (Principal Financial and
                                                Accounting Officer)