Form 10QSB
period 2000-11-30
ORYX TECHNOLOGY CORP
filed 2001-01-12
CIK 915355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000.


                                       OR


[X] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.



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



The number of shares outstanding of the issuer's Common Stock as of November 30, 2000 was 16,704,671.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements................................................ 3

Item 2.  Management's Discussion and Analysis or Plan of Operations.......... 8



PART II. OTHER INFORMATION

Item 5.  Other Information.................................................. 22

Item 6.  Exhibits and Reports on Form 8-K................................... 22

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                            ORYX TECHNOLOGY CORP.
                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)
             Assets                                                         November 30,     February 29,
                                                                               2000              2000
                                                                         -----------------  ----------------
Current assets:
  Cash and cash equivalents                                                   $ 3,492,000       $ 4,529,000
  Short term investments                                                                -           989,000
  Accounts receivable, net of allowance for doubtful
    accounts of $0 and $40,000                                                          -            50,000
  Other current assets                                                            126,000           127,000
                                                                         -----------------  ----------------
    Total current assets                                                        3,618,000         5,695,000

Property and equipment, net                                                       196,000           262,000
Investments                                                                       892,000                 -
Other assets                                                                       30,000            32,000
                                                                         -----------------  ----------------
                                                                              $ 4,736,000       $ 5,989,000
                                                                         =================  ================

             Liabilities, Mandatorily Convertible Redeemable
                 Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable                                                               $ 64,000          $ 43,000
  Accrued liabilities                                                             445,000           672,000
  Deferred revenue                                                                 19,000            19,000
                                                                         -----------------  ----------------
    Total current liabilities                                                     528,000           734,000


Series A 2% mandatorily convertible redeemable Preferred Stock                     89,000            89,000
    $0.001 par value; 3,000,000 shares authorized;
    3,750  shares issued and outstanding,

Stockholders' equity:
  Common Stock, $0.001 par value; 25,000,000 shares

    authorized; 16,704,671 and 16,457,682 issued and outstanding                   17,000            16,000
Additional paid-in capital                                                     25,585,000        25,237,000
Accumulated deficit                                                           (21,483,000)      (20,087,000)
                                                                         -----------------  ----------------
      Total stockholders' equity                                                4,119,000         5,166,000
                                                                         -----------------  ----------------
                                                                              $ 4,736,000       $ 5,989,000
                                                                         =================  ================

See the accompanying notes to condensed consolidated financial statements.

                                                     3

                                              ORYX TECHNOLOGY CORP.
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (UNAUDITED)
                                                      Three Months Ended                  Nine Months Ended
                                                         November 30,                       November 30,
                                                 -----------------------------   --------------------------------
                                                      2000            1999            2000             1999
                                                 --------------  -------------   --------------   ---------------
Net Revenue                                         $  175,000     $  415,000      $   319,000       $   680,000
Cost of sales                                           84,000        115,000          228,000           614,000
                                                 --------------  -------------   --------------   ---------------
  Gross profit                                          91,000        300,000           91,000            66,000
                                                 --------------  -------------   --------------   ---------------

Operating expenses:
 General and administrative                            409,000        378,000        1,263,000         1,416,000
 Research and development                               97,000        365,000          164,000           864,000
                                                 --------------  -------------   --------------   ---------------
       Total operating expenses                        506,000        743,000        1,427,000         2,280,000
                                                 --------------  -------------   --------------   ---------------

Loss from operations                                  (415,000)      (443,000)      (1,336,000)       (2,214,000)
Interest income, net                                    49,000         53,000          170,000           125,000
Loss on investments, net                              (188,000)             -         (228,000)                -
Other expenses                                               -              -                -           (76,000)
                                                 --------------  -------------   --------------   ---------------
  Loss from continuing operations
                                                      (554,000)      (390,000)      (1,394,000)        (2,165,000)

Discontinued operations:
 Income from discontinued operations                         -              -                -           268,000
 Income on disposal of discontinued operation                -              -                -           345,000
                                                 --------------  -------------   --------------   ---------------
   Income from discontinued operations                       -              -                -           613,000
                                                 --------------  -------------   --------------   ---------------

Net loss                                              (554,000)      (390,000)      (1,394,000)       (1,552,000)
Dividends                                               (1,000)        (1,000)          (2,000)           (2,000)
                                                 --------------  -------------   --------------   ---------------
    Net loss attributable to Common Stock           $ (555,000)     $(391,000)      $(1,396,000)      $(1,554,000)
                                                 ==============  =============   ==============   ===============

     Basic and diluted loss per common share
       from continuing operations                   $    (0.03)    $    (0.03)     $     (0.08)      $     (0.14)
                                                 ==============  =============   ==============   ===============
     Basic and diluted income per common share
       from discontinued operations                 $        -     $        -      $         -       $      0.04
                                                 ==============  =============   ==============   ===============

     Basic and diluted net loss per common share    $    (0.03)    $    (0.03)     $     (0.08)      $     (0.10)
                                                 ==============  =============   ==============   ===============

 Weighted average common shares used to
   compute basic and diluted net loss per share
   basic and diluted net loss per share (Note 3)    16,705,000     15,539,000       16,668,000        15,142,000
                                                 ==============  =============   ==============   ===============

See the accompanying notes to condensed  consolidated  financial statements.

                                                        4

                                      ORYX TECHNOLOGY CORP.
                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)[OBJECT OMITTED]
                                                                            Nine Months Ended
                                                                              November 30,
                                                                  -------------------------------------
                                                                        2000                1999
                                                                  -----------------    ----------------
 Cash flows from operating activities:
  Net  loss                                                          $  (1,394,000)        $(1,552,000)
  Adjustments to reconcile net loss
      to net cash provided by (used in) operating activities:
    Income from discontinued operations                                          -            (268,000)
    Gain from sale of discontinued operations                                    -            (345,000)
     Loss on equity investment                                             228,000                   -
    Loss from asset disposition                                                  -               8,000
    Depreciation and amortization                                          112,000              92,000
    Non-cash stock compensation                                             13,000             257,000
 Changes in assets and liabilities:
     Accounts receivable, net                                               50,000              35,000
     Other current assets                                                    1,000              33,000
     Other assets                                                            2,000             103,000
     Accounts payable                                                       21,000             (43,000)
     Accrued liabilities                                                  (227,000)            150,000
                                                                  -----------------    ----------------
     Net cash used in continuing operations                             (1,194,000)         (1,530,000)
     Net cash provided by discontinued operations                                -             620,000
                                                                  -----------------    ----------------
     Net cash used in operations                                       (1,194,000)            (910,000)
                                                                  -----------------    ----------------

 Cash flows from investing activities:
  Capital expenditure                                                      (46,000)            (60,000)
  Proceeds from assets disposition                                               -              16,000
  Proceeds from sale of short term investment                              993,000          (2,262,000)
  Purchase of short term investment                                         (4,000)            151,000
  Purchase of investments                                               (1,120,000)                  -
  Proceeds from sale of discontinued operations                                  -             400,000
                                                                  -----------------    ----------------
     Net cash used in investing activities                                (177,000)         (1,755,000)
                                                                  -----------------    ----------------

 Cash flows from financing activities:
  Payment of capital lease obligations                                           -              (9,000)
  Repayment of notes payable                                                     -             (19,000)
  Proceeds from exercise of warrants for Common Stock                       12,000           3,430,000
  Proceeds from exercise of options for Common Stock                       324,000              83,000
  Payment of dividends                                                      (2,000)             (2,000)
                                                                  -----------------    ----------------
    Net cash provided by financing activities                              334,000           3,483,000
                                                                  -----------------    ----------------
 Net increase (decrease) in  cash and cash equivalents                  (1,037,000)            818,000
 Cash and cash equivalents at beginning of period                        4,529,000           1,570,000
                                                                  -----------------    ----------------
 Cash and cash equivalents at end of period                            $ 3,492,000          $2,388,000
                                                                  =================    ================

See the accompanying notes to condensed consolidated financial statements.

                                                  5

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

The financial information for the periods ended November 30, 2000 and 1999 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its subsidiary at November 30, 2000, and the results of their operations and cash flows for the three and nine month periods ended November 30, 2000 and November 30, 1999.

NOTE 2 - STOCKHOLDERS' EQUITY

On August 11,  1998,  the  Company  entered  into a  seventeen  month  Marketing
Agreement (the "Agreement") to receive investor relation services from Continental Capital. The Company agreed to issue to Continental Capital up to 202,500 shares of common stock in consideration for services to be received. At November 30, 1999, all 202,500 shares of common stock have been issued. In addition, a warrant to purchase 60,000 shares of common stock at $1.09 per share with a two-year term was issued to Continental Capital. The Company recognized expense as the services were received, and recorded expense of $59,000 and $167,000 during the three-month and nine-month period ended November 30, 1999, respectively.

NOTE 3 - INCOME (LOSS) PER SHARE

Basic and diluted earnings per share for the periods presented have been computed by dividing income or loss available to common stockholders by the weighted average common shares outstanding for the period. Due to the net losses from continuing operations incurred for the three month periods ended November 30, 2000 and November 30, 1999, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share in fiscal 2001 or 2000. Anti-dilutive securities and common stock equivalents at November 30, 2000 which could be dilutive in future periods include common stock options to purchase 3,310,000 shares of common stock, warrants to purchase 1,243,000 shares of common stock, 3,750 shares of Series A preferred stock which may be converted into 44,000 shares of common stock and subsidiary stock options to purchase 304,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period from non-owner sources including unrealized gains and losses on available-for-sale securities. There is no difference between net loss attributable to common stock and comprehensive loss for all periods presented.

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

 NOTE 6 - INSTRUMENTS AND MATERIALS DISCONTINUED OPERATIONS

On August 18, 1999, pursuant to the terms of an Asset Purchase Agreement dated as of June 1, 1999 by and among Oryx Technology Corp. or Oryx, and Oryx Advanced Materials Inc. or OAMI, Oryx sold to OAMI certain specified assets associated with Oryx' carbon target assembly manufacturing and related materials coating business (the "Materials" business) for a cash payment of $400,000 and the assumption of substantially all of the liabilities associated with such business. The Company retained ownership of approximately $280,000 in accounts receivable balances relating to the Materials business subsequent to the disposition. In addition, Oryx licensed to OAMI certain patents and other technology associated with the purchased assets. OAMI will pay Oryx royalty payments over ten years, with a maximum royalty payment of $2.2 million for the first three years, based on OAMI's gross profits. As of November 30, 2000, the Company has received and recognized a total of $386,000 in royalty payments from OAMI in the following periods: $249,000 in fiscal 2000, $83,000 for the three-month period ended August 31, 2000 and $54,000 during the three-month period ended November 31, 2000.

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

The disposal of OAMI and Oryx Instruments and Materials have been aggregated as they represent the final sale of one business segment, and the operating results of OAMI and Oryx Instruments and Materials have been segregated and reported as discontinued operations. Prior year financial statements have been restated to include the results of operations of OAMI and Oryx Instruments and Materials as discontinued operations. Revenue from discontinued operations was $1,049,000 and $4,037,000 for the year ended February 29, 2000 and February 28, 1999, respectively. Income taxes related to the discontinued operations and the tax benefit resulting from the gain on disposal of the OAMI business were immaterial. Transaction costs related to the OAMI disposal were $55,000. The Company has no remaining assets or liabilities relating to the Instruments and Materials business as of November 30, 2000. Revenue from discontinued operations was $1,049,000 for the nine-month period ended November 30, 1999.

NOTE 7 - INVESTMENTS

In July 2000, the Company purchased 166,666 shares of Series A preferred stock from LOTS Technology for $500,000 cash and received additional equity in the form of stock options to purchase 333,333 shares of common stock in exchange for management services. The Company will account for the investment under the cost method. No value was ascribed to the stock options received. At November 30, 2000, this investment value was $500,000 and included in Investments.

In July 2000, the Company purchased 1,851,852 shares of Series A preferred stock from S-2 Technologies for $500,000 and received additional equity in the form of a warrant to purchase 700,000 shares of common stock in exchange for management services. The Company has the right to appoint one director to S2 Technologies' Board of Directors. Philip Micciche, CEO of the Company, is currently the Company's designee on the S2 Technologies Board. The Company will account for the investment under the equity method. The brother of Mitchel Underseth, Chief Financial Officer of the Company also serves as Chief Executive Officer of S-2 Technologies. The Company has recognized its pro-rata share in the losses of S-2 Technologies for the nine months ended November 30, 2000 totaling $108,000 which are included in loss on investments. At November 30, 2000, this investment value was $392,000.

During the quarter ended November 30, 2000, the Company fully reserved the $100,000 bridge loan to Net Conversions due to their inability to obtain follow on financing to support its current business plan. The Company is accounting for the investment under the cost method. The expense related to the reserve on this investment is included in loss on investments. At November 30, 2000, this investment had a zero carrying value.

Item 2.

Management's Discussion and Analysis or Plan of Operations

This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended February 29, 2000. As used herein, "we", "our", "us" and the like refer to Oryx Technology Corp.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions by our licensees, success of research and development efforts by our licensees and customer acceptance of new products. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, dependence upon our licensees for the commercial success of our products, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, lack of success in technological advancement, our ability to attract and retain key executives, adverse capital markets and other business conditions that may negatively affect companies we have invested in and other factors.

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

As a result of our restructuring, we disposed of substantially all of our operating businesses which accounted for substantially all of our revenue. In the absence of increased sales of our SurgX and Intragene technologies through our licensees, which to date has not occurred, such restructuring has sharply reduced our revenues without creating opportunities to offset the lost revenues. The licensees of our SurgX technology have, to date, not been successful in shipping products incorporating our SurgX technology in significant volumes and there can be no assurances that they will be successful in generating substantial sales of SurgX based products in the future.

Today we have two primary focuses:

     o collecting royalties for our SurgX and Intragene technologies from our SurgX licensees, Cooper Bussmann and IRISO Electronics, Inc. and from our Intragene technology licensee, Oryx Advanced Materials, Inc.; and

     o maintaining our current portfolio of investments in technology start-up companies and providing management services in technology start-up companies we have invested in and others through our wholly-owned investment and management services company, Oryx Ventures, LLC.

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

Our licensees, Cooper Bussmann and IRISO, have sole responsibility for manufacturing, sales and marketing of products using our SurgX technology. The discrete TVS diode is the primary market targeted by our licensees. This market is forecasted to be approximately $900 million in calendar year 2000 with an estimated forecast annual average growth rate of 8% in terms of dollar value, and 11% in terms of unit volume, through 2003. To a lesser extent, our licensees will seek to participate in the varistor market, which is approximately the same size as the diode segment. Within these markets the most important use criteria tends to be cost. After cost, the level of capacitance, response time, size, energy handling and leakage current are important criteria. It is the latter criteria on which SurgX competes. However, these markets may not be large enough for our licensees to achieve substantial sales of SurgX-based products and for us to receive substantial royalties from sales in those markets. The low capacitance requirement of ESD protection devices in many circuit designs has provided the initial entry into the diode market segment. Our licensees have not focused on the low price, high volume diode market since, to date, they have not been able to achieve product costs competitive with diodes. However, the high volume, low-cost diode market may provide the most significant opportunity for our licensees and they are currently focusing on cost reduction initiatives to reduce product cost to better compete in the high volume, low price diode market.

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

Due to the transfer of manufacturing offshore and the reorganization of Cooper Bussmann in fiscal 2000, sales of SurgX products were minimal through the first nine months of fiscal 2001 and lower than previously projected. Cooper Bussmann's restructuring of its manufacturing and other operations has improved its marketing of our SurgX technology and SurgX technology has been designed-in products offered by twenty five OEMs and is also in active product evaluation with numerous major OEM's. However, Cooper Bussmann has not yet shipped SurgX products in significant volumes to OEMs and there can be no assurances that these design wins will result in significant sales of SurgX products in the future.

IRISO received a 15-year co-license to manufacture and sell our SurgX technology exclusively in Japan for board level ESD protection. These products are marketed under the SurgX trademarks. In fiscal 1999 IRISO started volume production and sales of the 0805 surface mount components. Sales in fiscal 2000 were minimal with IRISO shipping production quantities to three major OEMs and in lesser amounts to six other customers. Fourteen customers are currently evaluating IRISO products incorporating the SurgX technology. During the first nine months of fiscal 2001 shipments of products incorporating SurgX technology have reached as high as one million units per month.

Prior to fiscal year 2000, SurgX employees were dedicated to product development. During fiscal year 2000, all SurgX research and development efforts were transferred to Cooper Electronic Technologies, Inc., a business unit of Cooper Bussmann dedicated to technical sales, marketing and development support of overvoltage protection technologies and other technologies for Cooper Bussmann.

We are currently in the process of transferring the Surgx liquid manufacturing process to our two licensees. Cooper Bussmann is currently manufacturing its own requirements of SurgX liquid as well as supplying our licensee, IRISO, with its requirement of SurgX liquid until its manufacturing process is operational which is expected to be in first calendar quarter of 2001.

We rely on our licensees, Cooper Bussmann and IRISO, for technological improvements to the SurgX technology. At present, we do not support any research and development or manufacturing activities internally. Our success will depend upon our licensees' ability to maintain a competitive position with respect to our proprietary and other enhanced technology and to continue to attract and retain qualified personnel in all phases of operations. Our business is, to a large degree, dependent upon the enhancement of the SurgX current technology. Critical to our success and future profitability will be the capacity of our licensees to improve this technology. There can be no assurance that Cooper Bussmann or IRISIO will continue to support the SurgX technology or that their research and development expenditures related to the SurgX technology will continue at the same level or increase in the future.

Our future royalties from the licenses of our SurgX are based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees. To date, we have not received any significant royalties from the licensing of our SurgX technology, except for a $1.7 million royalty prepayment by Cooper Bussmann, and there can be no assurance as to the timing or amount of future royalty payments, if any.

While the license agreements for our SurgX technology contain minimum annual royalty payment requirements for the licensees to maintain their exclusive rights, there can be no assurance that our licensees will pay the minimum royalty to maintain their license agreements with us or that these minimum payments will provide enough revenue to continue to support our operations. In the case of Cooper Bussmann, minimum royalty payments through June 2001 have already been satisfied to maintain exclusivity, and there can be no assurances that we will receive any royalty payments from Cooper Bussmann through this time period unless Cooper Bussmann is successful in selling products using SurgX technology in excess of the minimum royalty payments. Such sales have not yet been material. To date, Cooper Bussmann and IRISO have shipped only limited quantities of products incorporating SurgX technology to customers.

Oryx  Ventures, LLC

We established Oryx Ventures, LLC, a Delaware limited liability company, to act as an investment and management services entity for us. Oryx Ventures is wholly-owned by Oryx Technology Corp. and will be managed by Oryx Technology Corp. employees. We plan to contribute investment funds to Oryx Ventures from our existing cash balances and from our internal cash flow generated from future royalty income from licensing our SurgX and Intragene technologies. However, at present, due to a lack of capital and adverse conditions in the capital markets, we are limiting the activities of Oryx Ventures to management services and have not been actively seeking additional investments since September 2000, in order to conserve cash resources at Oryx Technology Corp. Oryx will receive the profits and losses from Oryx Ventures as well as any assets distributed by Oryx Ventures upon liquidation or otherwise.

Oryx Ventures is maintaining its current portfolio of investments in early stage high-technology companies and is providing management services, primarily with technology-oriented start-up companies we have invested in and others. Companies under consideration must be led by a passionate entrepreneur with a promising, proprietary technology. In addition to providing capital, the Oryx Venture team will work closely with the founder providing strategic and management services in all areas of business, including administration, operations, finance, marketing and sales. We believe there is a significant opportunity for Oryx Ventures to help these companies bridge the funding gap between friends and family investors and the higher minimum investment levels required by the major venture funds. Typically, Oryx Ventures will receive equity, warrants cash remuneration or a combination of both, in such companies as consideration for the services it provides. These services may include: senior executive mentoring, sales and marketing strategy, business development activities, assistance in fund raising and administrative services such as accounting, human resources and information technology services.

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

NetConversions

NetConversions, which represents our second investment, has a unique solution that incorporates an innovative approach to behavior profiling and promotions allowing e-commerce managers maximum flexibility to change their website marketing. It is a turnkey ASP solution that requires minimal client integration and engineering. Oryx has provided a bridge loan of $100,000 that is convertible to equity at a discounted rate and fully reserved the balance due to impairment at November 30, 2000.

S2 Technologies

In August 2000, we invested $500,000 in S2 Technologies. We are also providing senior management advisory services in exchange for additional equity in the company. Our total ownership in S2 Technologies is in excess of 25.5%. S2's focus is to provide value-added tools that address the development, integration and verification phases of the embedded software. The goal is to increase software developers' and engineers' productivity and improve their products time to market. The company expects to have a Beta release of their core products in the spring of next year. The Company has recognized its pro-rata share in the losses of S-2 Technologies for the nine months ended November 30, 2000 totaling $108,000 which are included in loss on investments. At November 30, 2000, this investment value was $392,000.

Our investment strategy involves a number of special risks, including:

         o increased operating expenses to support investment in our new management services venture;

         o strain on managerial and operational resources as management tries to support multiple businesses;

               difficulties in hiring and retaining key executives;

         o potential issuance of securities in connection with raising capital to fund investments or using our equity in connection with our investment strategy may lessen the rights of holders of our currently outstanding securities;

         o     being  deemed  as   investment   company  and  subjected  to  the
               requirements of the Investment Company Act of 1940; and

         o     the need to incur additional debt.



We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree upon our ability to invest in early stage development companies and ensure their follow-on financing, growth and success which, in light of current conditions in the capital markets for high-technology companies, may be difficult. In addition, many of the investment opportunities we are currently examining are in early-stage companies with limited operating histories and limited or no revenues. These investments may have a negative impact on our financial statements. Further, we may not be able to successfully develop these young companies and there can be no assurances that we will either recoup our investments or receive any return on our investment in any company we invest in.

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

Our portfolio companies as of November 30, 2000 were:
------------------------ --------------------- ---------------- ---------------------- --------------------------
Company                  Accounting Method     Date of          Voting Ownership       Derivative Ownership
                                               Initial                                 from Management Services
                                               Investment
------------------------ --------------------- ---------------- ---------------------- --------------------------
------------------------ --------------------- ---------------- ---------------------- --------------------------
Lots Technologies        Cost Method           July 7, 2000     2.2%                   4.4%
------------------------ --------------------- ---------------- ---------------------- --------------------------
S2- Technologies         Equity Method         July 20, 2000    18.5%                  7.0%
------------------------ --------------------- ---------------- ---------------------- --------------------------
Net                      Cost Method           June 19, 2000    N/A                    0%
Conversions
------------------------ --------------------- ---------------- ---------------------- --------------------------

Cost to support Oryx Ventures activities are primarily related to salaries, legal cost and travel expenses associated with evaluation of investment opportunities and providing management services to our portfolio companies. As of November 30, 2000 there were three executives involved with Oryx Ventures. Currently Oryx Ventures receives equity, fees or a combination of both in consideration for providing management services to its portfolio companies and other companies in which Oryx Ventures does not have an equity investment.

Results of Operations

Consolidated Results of Continuing Operations

For the quarter ended November 30, 2000, revenues decreased by $240,000 or 58% from $415,000 for the quarter ended November 30, 1999, to $175,000 for the quarter ended November 30, 2000. Revenues for the nine months ended November 30, 2000 decreased $361,000 or 53% from $680,000 for the nine months ended November 30,1999 to $319,000 for the nine months ended November 30, 2000. During the three months ended November 30, 2000 revenue of $175,000 was composed of $54,000 from royalty revenue and $121,000 from fees generated through Oryx Ventures for providing management services. The decrease in revenue for the three and nine months ended November 30, 2000 is primarily attributed to a decrease of royalty revenue, a decrease of sales of SurgX liquid and the absence of government contract revenue, offset by management services fees generated from Oryx Ventures. Revenue in the future will be mainly derived from royalties from our SurgX and Intragene technologies and to a lesser extent from management service fees from Oryx Ventures. Future royalties will be based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees, and we have no view of what level of revenue will be achieved in the future.

The Company's gross profit decreased from $300,000 for the quarter ended November 30, 1999, to $91,000 for the quarter ended November 30, 2000, representing a decrease of $209,000 or 70%. Gross profit increased by $25,000 or 38% from $66,000 for the nine months ended November 30, 1999, to $91,000 for the nine months ended November 30, 2000. The decrease in gross profit during the three months ended November 30, 2000 is primarily due to a decrease in royalty revenue, offset by management service fees. The increase in gross profit for the nine months ended November 30, 2000 is primarily attributed to the new management service fees generated by Oryx Ventures, the elimination of government contract sales and costs and lower sales of SurgX liquid, both of which were generating negative margins during the nine months ended November 30, 1999, offset by a decrease in royalty revenue.

General and administrative expenses increased from $378,000 for the quarter ended November 30, 1999, to $409,000 for the quarter ended November 30, 2000, representing an increase of $31,000 or

8%. General and administrative expenses decreased by $153,000 or 11% from $1,416,000 for the nine months ended November 30, 1999 to $1,263,000 for the nine months ended November 30, 2000. The increase in general and administrative expenses during the quarter ended November 30, 2000 is primarily attributed to an increase in expenses related to the new Oryx Ventures investment entity, offset by a reduction in investor relations expenses associated with a marketing program entered into with Continental Capital on August 11, 1998. The decrease in general and administrative expenses for the nine months ended November 30, 2000 is related to a decrease in corporate compensation, travel, and investor relation expenses associated with a marketing program entered into with Continental Capital on August 11, 1998, offset by an increase in expenses related to new Oryx Ventures investment entity. The general and administrative expenses related to Oryx Ventures were $130,000 and $356,000 for the three and the nine month period ended November 30, 2000.

Research and development expenses decreased from $365,000 for the quarter ended November 30, 1999, to $97,000 for the quarter ended November 30, 2000, representing a decrease of $268,000 or 73%. Research and development expenses decreased by $700,000 or 81% from $864,000 for the nine months ended November 30, 1999 to $164,000 for the nine months ended November 30, 2000. This reduction was due to the transfer of our SurgX research and development activities to Cooper Electronic Technologies. Patent cost expenses account for $85,000 and $111,000 , or 88% and 68%, of the total research and development expenses for the three and nine months ended November 30, 2000, respectively. We anticipate minimal development expenditures in the future.

During the quarter ended November 30, 2000, we recorded $188,000 of expenses related to our investments, of which $88,000 is our percentage share of the losses on S-2 Technologies, Inc. as a result of applying the equity method to the S2 Technologies, Inc. investment and $100,000 due to the full reserve on the initial investment on Net Conversions. These transactions reflect the investment activities of our Oryx Ventures entity that was formed this fiscal year.

Interest income decreased by $4,000 or 8% from $53,000 for the three months ended November 30, 1999 to $49,000 for the three months ended November 30, 2000. Interest income increased from $125,000 in the nine months ended November 30, 1999, to $170,000 for the nine months ended November 30, 2000, representing and increase of $45,000 or 36%.

Liquidity and Capital Resources

The Company's working capital decreased by $1,871,000 from a surplus of $4,961,000 at February 29, 2000 to a surplus of $3,090,000 at November 30, 2000.
Cash and cash equivalents decreased by $1,037,000 from $4,529,000 for the year ended February 29, 2000 to $3,492,000 for the nine months ended November 30, 2000. This decrease in cash and cash equivalents is primarily due to $1,120,000 cash used for investment by Oryx Ventures and $1,396,000 net loss from continued operations for the nine months ended November 30, 2000 plus changes in working capital items, offset by proceeds of $993,000 from redemption of short term investments and by proceeds of $336,000 from the exercise of warrants and stock options for common stock. Management believes the Company has sufficient capital to meet its fiscal 2001 operating plan, however, in the event the Company does not meet its operating plan, there can be no assurance that the Company will be able to raise equity or capital through the sale of equity or debt financing, in a timely manner, or at all.

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

         During fiscal years 1998 and 1999 we disposed of substantially all of our operating businesses and we are now a licensing entity with our primary source of income deriving from royalties from our SurgX technology licensed to Cooper Bussmann and IRISO and our Intragene technology licensed to Oryx Advanced Materials, Inc. In the course of selling various business units, we disposed of operations which had accounted for substantially all of our revenues. While we believe that this downsizing has substantially reduced our losses and enabled us to focus on key strategic businesses, the actual impact cannot be certain. In the absence of increased sales of our SurgX and Intragene technologies through our licensees, such restructuring has sharply reduced our revenues without creating opportunities to offset equally the lost revenues. There can be no assurance that our licensees will ever be successfully in achieving significant sales of SurgX or Intragene products or that we will ever receive significant royalties from the licensing of these technologies.

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

         o     the need to incur additional debt; and

         We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree upon our ability to invest in early stage development companies and ensure their follow-on financing, growth and success. In addition, many of the investment opportunities we are currently examining are in early-stage companies with limited operating histories and limited or no revenues. The current adverse conditions in the capital markets for high-technology companies may jeopardize the future success of the companies we have invested in. These investments may have a negative impact on our financial statements. Further, we may not be able to successfully develop these young companies and there can be no assurances that we will either recoup our investments or receive any return on our investment in any company.

We are dependent on the licensees of our SurgX and Intragene technologies for substantially all of our revenues.

         Our future royalties from the licenses of our SurgX and Intragene technologies are based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees. To date, we have not received any significant royalties from the sale of SurgX or Intragene products.

         While the license agreements for our SurgX technology contain minimum annual royalty payment requirements for the licensees to maintain their exclusive rights, there can be no assurance that the licensees will pay the minimum royalty to maintain their licenses with us or that these minimum payments will provide enough revenue to continue to support our operations. In the case of Cooper Bussmann, minimum royalty payments through June 2001 have already been satisfied to maintain exclusivity, and there can be no assurances that we will receive any royalty payments from Cooper Bussmann through this time period unless Cooper Bussmann is successful in selling products using SurgX technology in excess of the minimum royalty payments, and such sales have not yet been material. To date, Cooper Bussmann and IRISO have shipped only limited quantities to customers of products incorporating SurgX technology.

         Although we have received approximately $386,000 in royalty revenue from licensing our Intragene technology to Oryx Advanced Materials, Inc., or OAMI, there can be no assurances that we will receive any future royalty revenue from OAMI. There are no minimum annual royalty payment requirements under our license with OAMI. Our future royalties from our license of the Intragene technology will be based solely upon the successful sales, marketing and manufacturing efforts of OAMI. Although management of OAMI was previously employed by us, OAMI is a new entity and there can be no assurances that it will be successful in manufacturing and selling products based upon the Intragene technology. To date, OAMI has seen a substantial decline in its sales and there can be no assurance that OAMI will ever successfully market Intragene products or that we will ever receive royalties from Intragene product sales by OAMI. OAMI is currently in default under its agreement with us due to its failure to make required royalty payments of approximately $50,000 which were due on October 15, 2000. We are currently negotiating with OAMI to restructure the royalty arrangement to take into account a slow-down in OAMI's business. There can be no assurance that we will reach a satisfactory agreement with OAMI.

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

         Our performance is substantially dependent on the performance of our executive officers and other key employees, in particular, Philip Micciche, our president and chief executive officer, and Mitchel Underseth, our chief financial officer, who is employed on a part-time basis. The familiarity of these individuals with the industry makes them especially critical to our success. In addition, our success in our investment strategy is dependent on our ability to attract and retain high quality personnel with skills necessary to evaluate and manage investments in high-tech startup companies. Two key executives of Oryx Ventures recently resigned and the loss of the services of these executives or any of our other executive officers or key employees may harm our business. Competition for such personnel is intense.

We have a history of unprofitability; recent operating losses and accumulated deficit and may not be profitable in the future.

         Since our initial public offering in April 1994, we have not been profitable on a quarterly or annual basis except for the quarters ended May 31, 1996, August 31, 1996 and November 30, 1996. At November 30, 2000, we had an accumulated deficit of $21,483,000. We anticipate operating losses will continue through fiscal year 2001. There can be no assurance that we will receive any licensing royalty revenues from the licensees of our SurgX and Intragene technologies or that our licensees will be successful in marketing and selling products incorporating our SurgX or Intragene technologies. There can also be no assurances that our new management services and investment business related to start-up companies will be profitable in the future.

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

         The development, design and manufacture of technology constantly undergo rapid and significant change. We rely on our licensees, Cooper Bussmann and IRISO, for technological improvements to the SurgX technology and our licensee, Oryx Advanced Materials, for technological improvements to the Intragene technology. At present, we do not support any research and development or manufacturing activities internally. Our success will depend upon our licensees' ability to maintain a competitive position with respect to our proprietary and other enhanced technology and to continue to attract and retain qualified personnel in all phases of our operations. Our business is, to a large degree, dependent upon the enhancement of the SurgX and Intragene current technology. Critical to our success and future profitability will be the capacity of our licensees to improve this technology. There can be no assurance that our licensees will continue to fund research and development related to our licensed technologies. Further, product development and enhancement involve substantial research and development expenditures and a high degree of risk, and there is no assurance that these product development efforts will be successful, will be accepted by the market, or that such development efforts can be completed on a cost-effective or timely basis, or that there will be sufficient funds to support development efforts. There can be no assurance that future technological developments will not render existing or proposed SurgX or Intragene products uneconomical or obsolete.

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

         The licensees of our SurgX and Intragene technologies are engaged in certain highly competitive and rapidly changing segments of the electronic components industry in which technological advances, costs, consistency and reliability of supply are critical to competitive position. Our licensees compete or may subsequently compete, directly or indirectly, with a large number of companies which may provide products or components comparable to those provided by us. In addition, competitors are likely to be larger, better-capitalized, more established and have greater access to resources necessary to produce a competitive advantage. There can be no assurance that our licensees will devote the resources necessary to effectively compete using our SurgX or Intragene technologies or that they will be able to generate significant sales from SurgX or Intragene products.

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

Our common stock may be delisted from Nasdaq which may make it more difficult to trade our common stock or for us to raise funds through the issuance of stock.

         On December 19, 2000, we received a notice from Nasdaq that the Company had failed to maintain a minimum bid price of $1.00 for its common stock over the last thirty consecutive trading days as required by Nasdaq rules. The Company's common stock will be subject to delisting from the Nasdaq Small Cap Market, effective with the close of business on March 19, 2001 unless our common stock has a closing bid price of $1.00 per share for a minimum of ten consecutive trading days prior to March 19, 2001.

         If the Company's common stock is delisted, the common stock will be traded on the "pink sheets," and the Company may be subject to the "penny stock" rules promulgated by the Securities and Exchange Commission. Delisting of the Company's common stock from the Nasdaq Small Cap Market may make it more difficult to trade the Company's shares and for the Company to raise funds through the issuance of stock.

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

As a result of various other transactions previously entered by us, as of November 30, 2000, there were convertible securities and private warrants and options currently outstanding for the conversion and purchase of up to approximately 4,597,000 shares of common stock. These represent significant additional potential dilution for our existing stockholders. These underlying shares of common stock are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these derivative securities, there may be further dilution based on the price at which we issue other securities in the future.

                                     PART II

                                OTHER INFORMATION

Item 5.  Other Information

                  On December 19, 2000, the Company received a notice from Nasdaq that it had failed to maintain a minimum bid price of $1.00 for its common stock over the last thirty consecutive trading days as required by Nasdaq rules. The Company's common stock will be subject to delisting from the Nasdaq Small Cap Market, effective with the close of business on March 19, 2001 unless the Company's Common stock has a closing bid price of $1.00 per share for a minimum of ten consecutive trading days prior to March 19, 2001. If the Company's common stock is delisted, the common stock will be traded on the "pink sheets," and the Company may be subject to the "penny stock" rules promulgated by the Securities and Exchange Commission, which require, among other things that, prior to any transaction in the Company's common stock by a broker or dealer, such broker or dealer provide its customer with a disclosure document summarizing certain risks of investing in penny stocks and obtains from the customer a signed written acknowledgement of receipt of the document. Further, any broker or dealer effecting a transaction in the Company's common stock would have to disclose the bid and offer quote for the stock as well as the broker or dealer compensation in connection with such transaction. Delisting of the Company's common stock from the Nasdaq Small Cap Market may make it more difficult to trade the Company's shares and for the Company to raise funds through the issuance of stock.

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.                            Description of Document
                  -----------                            -----------------------

                  27.1                                   Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company did not file any Reports on Form 8-K during the quarter ended November 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ORYX TECHNOLOGY CORP.

Dated:  January 12, 2001    By:  /s/ Philip J. Micciche
                                 ----------------------------------------------
                                 Philip J. Micciche
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)




                                 /s/ Mitchel Underseth
                                 ----------------------------------------------
                                 Mitchel Underseth
                                 Chief Financial Officer and Director
                                 (Principal Financial and Accounting Officer)