Form 10KSB
period 2001-02-28
ORYX TECHNOLOGY CORP
filed 2001-05-25
CIK 915355

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number 1-12680

                              ORYX TECHNOLOGY CORP.
                              ---------------------
           (Name of small business issuer as specified in its charter)

           Delaware                                               22-2115841
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 1100 Auburn Street, Fremont, California                            94538
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Issuer's Telephone Number, including area code:                (510) 492-2080
-----------------------------------------------                --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
            Title of each class                           on which registered
            -------------------                          ---------------------

        Common Stock, $.001 par value                    NASDAQ SmallCap Market


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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         Issuer's revenues from continuing operations for its most recent fiscal year were $650,000.

         As of April 30, 2001, 16,704,671 shares of common stock and preferred stock convertible into 43,750 shares of common stock of Issuer were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of Issuer, based on the average of the closing bid and asked prices on April 30, 2001: $0.46 and $0.50 quoted by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), was approximately $6,914,043.(1)


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

         Transitional Small Business Disclosure Format (check one):
                        Yes / /    No  /X/


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

--------------------

(1) For purposes of this Report, shares held by non-affiliates were determined by aggregating the number of shares held by officers and directors of the Issuer, and by others who, to Issuer's knowledge, own 5% or more of Issuer's common stock, including shares of preferred stock convertible into common stock, and subtracting those shares from the total number of shares outstanding. The price quotations supplied by NASDAQ represent prices between dealers and do not include retail mark-up, markdown or commission and do not represent actual transactions.

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

         During the later part of fiscal 1998 we embarked upon a major restructuring program which resulted in:

o the sale on February 27, 1998 of the test equipment portion of the business of Oryx Instruments and Materials Corporation;

o the sale on March 2, 1998 of substantially all of the business of Oryx Power Products Corporation in its entirety; and

o the sale on August 18, 1999 of the remaining operations of Oryx Instruments and Materials Corporation, consisting of the carbon target assembly and related materials coating business.

         Today we have two primary focuses:

         o collecting royalties for our SurgX and Intragene technologies from our SurgX licensees, Cooper Electronics Technologies, Inc. and IRISO Electronics, Ltd., and from our Intragene licensee, Oryx Advanced Materials, Inc.; and

         o maintaining our current portfolio of investments in technology start-up companies and providing management services in technology start-up companies we have invested in and others through our wholly-owned investment and management services company, Oryx Ventures, LLC.

         As a result of the restructuring of our business, we have disposed of substantially all of our operating businesses which accounted for substantially all of our revenue. In the absence of increased royalty revenue from the sale of our SurgX and Intragene technologies through our licensees, which to date has not occurred, such restructuring has sharply reduced our revenues without creating opportunities to offset the lost revenues. The licensees of our SurgX technology have, to date, not been successful in shipping products incorporating our SurgX technology in significant volumes and there can be no assurances that they will be successful in generating substantial sales of SurgX based products in the future.


         SurgX Corporation

         Business Overview

         SurgX Corporation, or SurgX, is currently the subsidiary through which we license SurgX, our proprietary surge protection technology. The underlying technologies developed by SurgX are currently licensed exclusively to two licensees, Cooper Bussmann, or Cooper Electronics, and IRISO Electronics Company, Ltd., or IRISO. Products manufactured by these licensees and utilizing SurgX's proprietary technology are targeted to be sold to original equipment manufacturers, or OEMs, and contract manufacturers in the computer, communication, and electronics industries to provide protection against electrostatic discharge, or ESD, events through discrete devices at the printed circuit board level.

         Our proprietary SurgX technology for over-voltage protection is comprised of a specialized polymer formulation containing inorganic solids, metal particles and adhesion-promoting agents which can be tailored for use against surge threats at different voltage and power levels. In fiscal 2001 we transferred all trade secrets and manufacturing know-how for SurgX liquid to our licensees to facilitate the transfer of manufacturing SurgX liquid from SurgX to our licensees.

Licensees

Cooper Electronics

         In fiscal year 1997, an exclusive, world wide, except for Japan, license was granted to Cooper Electronics for the manufacture and marketing of surface mount and connector array components using the SurgX technology. In consideration for this license, Cooper Electronics paid us $750,000 in development funding, and, subject to terms of the license agreement, became obligated to pay royalties to us for approximately eleven years based upon Cooper Electronics' sales of SurgX surface mount components and connectors. In September of 1997, this license agreement was amended, to extend its term to 20 years, expand Cooper Electronics license rights for SurgTape for board-level ESD protection, and provide SurgX with a cash advance of $1,700,000, in the form of non-refundable minimum royalties to finance further the development and commercialization of SurgTape. At this time, SurgTape has not been commercialized and activities by SurgX to develop SurgTape for board-level ESD protection have been abandoned.

         Cooper Electronics is a leading manufacturer of fuses and its target market for SurgX is the electronics market. Cooper Electronics had initially started the manufacturing of discrete components incorporating SurgX technology in its St. Louis facility. In order to address the market requirements of high volume and low cost, which could not be achieved in Cooper Electronics' manufacturing facilities, Cooper Electronics initiated an offshore manufacturing arrangement with an Asian based contract manufacturer. Based upon initial forecasts, Cooper Electronics' contract manufacturer production capacity was initially sized to a capacity of ten million units of its 0805 products per month with the ability to scale capacity to handle anticipated increased demand for products incorporating SurgX technology, which to date has not materialized. Cooper Electronics' contract manufacturer has temporarily suspended producing SurgX components due to high levels of inventory. It will resume manufacturing operations once it receives additional requirements for the four line array and the new 0603 product which is currently in evaluation at numerous OEMs, such as Motorola, Olivetti, Mobicom, Nvidia, a contractor for Toshiba, and others, worldwide. Cooper Electronics expects to start shipping the 0603 discrete component in volume in late summer 2001.

          During fiscal 2000, Cooper Bussmann also formed Cooper Electronics Technologies, Inc. to handle research and development and sales and marketing functions in support of Cooper Bussmann, marketing products incorporating SurgX and other technologies. Cooper Electronics has a worldwide network of direct sales and representative entities and technical distribution groups responsible for the promotion and sales support of SurgX electronic protection devices.

         Due to the transfer of SurgX product manufacturing offshore by Cooper Electronics and the reorganization of Cooper Electronics in fiscal 2000, sales of SurgX products for fiscal 2001 were under three million units, which is substantially lower than previously anticipated. However, Cooper Electronics' restructuring of its manufacturing and other operations has improved its capacity to market of our SurgX technology. SurgX technology has now been designed-in products offered by twenty five OEMs and is also in active product evaluation with numerous major OEM's. However, volume shipments have yet to occur. Due to the long lead times from design wins to production orders, risk of cancellation of product programs, coupled with the recent significant downturn in the electronic components market, there can be no assurances that these design wins will result in significant sales of SurgX products in the near future, or at all.

           During fiscal year 2000, all SurgX research and development efforts were transferred from Oryx to Cooper Electronic Technologies, Inc. In fiscal 2001, a Cooper Electronics Technologies polymer devices facility was established to support the polymer development, manufacturing and marketing activities. This facility also includes technologies for several other devices, such as supercapacitors. Cooper Electronics' manufacturing and process know-how have been utilized to improve the processing yields, the consistency and the logistics of SurgX liquid manufacturing, and to properly integrate the SurgX liquid technology with the finished ESD protection device manufacturing.

         Cooper Electronics is actively working on new product development and has developed and introduced a four-line array product which was developed to address the requirements of the cellular market. It is completing the development cycle of an 0603 package with better protection capability, lower clamp (trigger voltage) and has begun to develop a much smaller footprint component, an 0402 package style. In addition, Cooper Electronics has initiated a program to evaluate and develop low-cost product offerings to compete directly with low-priced diodes which will require electrical performance improvements to the liquid polymer. The above programs aim to expand the available market segment for the SurgX polymer devices.

IRISO

         In November 1997, IRISO, a manufacturer of high engineering connectors and precision metal pins for electronic equipment, made an investment of $500,000 in SurgX Corporation in exchange for an equity ownership interest of approximately three percent of the total outstanding shares of SurgX Corporation. In conjunction with this equity investment, IRISO received a fifteen-year co-license to manufacture and sell our SurgX technology exclusively in Japan for board level ESD protection. These products are marketed under the SurgX trademarks. In fiscal 1999 IRISO started volume production and sales of 0805 surface mount components. Sales in fiscal 2000, were minimal with IRISO shipping production quantities to two major OEMs and in lesser amounts to five other customers. While shipments in fiscal 2001 were up significantly at approximately 12 million units for the year, this sales level is much lower than initially forecasted. IRISO is currently shipping to nine major OEMs. Additionally, there are five customers currently evaluating IRISO products incorporating the SurgX technology. In fiscal 2001, IRISO paid us $100,000 in licensing royalties for shipments during the year.

         In fiscal 2000, Iriso launched a SurgX component in a standard passive component package style, its 0805 package. Current development efforts for future products are chip and network chip for optical devices and the next generation cellular phone. Electrical performance improvements of reduced clamp voltage (trigger voltage) and electrical shorting need to be achieved to open up additional sales opportunities. Without these improvements, sales volume in the near term will only rise modestly.

         SurgX has recently transferred the manufacturing of SurgX liquid material to IRISO in Japan. IRISO is currently in the final stages of qualifying its manufacturing process, which is expected to be complete by the end of June 2001. Currently, Cooper Electronics is providing SurgX liquid to IRISO for its manufacturing requirements. Future liquid manufacturing enhancements and liquid development activities will be borne by IRISO.

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

         Gas discharge tubes, varistors, and diodes are all used as protection from over-voltage transients. Our SurgX technology is a polymer based technology, used to protect against the ESD type over-voltage transients.

         Gas discharge tubes are traditionally used for protection of signal lines such as phone lines, computer data line communications and antennae because low capacitance of the tubes does not interfere with the bandwidth of high frequency communication circuits. Gas discharge tubes are also used for the protection of AC powerlines since they can handle high currents. Gas discharge tubes are inherently bipolar, have low capacitance, in the .5 to 2pF range, and handle the high currents in the 5 to 20,000 amps range. A negative attribute of the gas discharge tubes is their slow turn on, which allows some of the over voltage pulse to get through and damage sensitive electronics, and conversely, the difficulty in turning off after the transient has ended.

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

         SurgX is an over-voltage protection component, which is designed for extensive use on printed circuit boards. It addresses many of the same applications as diodes. Like the varistors and the gas discharge tubes, SurgX is bipolar in nature, allowing a single SurgX component to replace two diode devices. The capacitance of SurgX devices is typically less than one pF, lower than that of any of the standard overvoltage protection components it is intended to replace. SurgX devices can therefore be used at high frequencies without interfering with signal transmission. The low capacitance is particularly important as the frequencies of today's electronics go beyond 10 mega hertz. Over-voltage devices with capacitances greater than 10 pF interfere with megahertz signals. The slow response time of the gas discharge tubes prohibits their use for ESD protection of signal lines, even though they have the low capacitance required.

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

         Though proven for performance and reliability, each of the traditional over-voltage protection technologies has only a narrow range of application. In addition, none achieves the desired combination of high speed, elevated power handling capability, low clamping voltage and low capacitance. Furthermore, present conventional devices and methodologies are expensive for use on all signal lines on a given circuit board. SurgX components are intended to address the low cost, low capacitance needs required for signal line protection in electronics. The major suppliers for traditional over-voltage protection products include General Semiconductor, Harris Semiconductor, Inc., Motorola Corp., Siemens Components, Inc, Semtech and Vishay.

Primary Market Segment

         Our licensees, Cooper Electronics and IRISO, have sole responsibility for marketing products using our SurgX technology. The TVS protection function traditionally served by the discrete TVS diode is the primary market targeted by our licensees. This market in total was approximately $800 million in calendar 2000 and consists of two segments: one is the low energy high frequency ESD type protection where the SurgX device is optimal in its function, the other is the much lower clamp (trigger voltage) application currently outside the SurgX specification area. Each of these segments was at approximately $400 million in total sales in calendar year 2000. To a lesser extent, our licensees will seek to participate in the varistor market, which is approximately the same size as the diode segment. In order to participate in this segment the SurgX device needs to be designed to be capable of higher operating voltage and cycle capability. Within these markets the most important use criteria tend to be cost. After cost, the trigger voltage, level of capacitance, response time, size, energy handling and leakage current are important criteria. It is the latter criteria on which SurgX will initially compete. The low capacitance requirement of ESD protection devices in many circuit designs will provide the initial entry into the diode market segment. Our licensees have not focused on the low price, high volume diode market since, to date, they have not been able to achieve product costs competitive with diodes or required electrical performance. However, the high volume, low-cost diode market may provide the most significant opportunity for our licensees and they are currently evaluating cost reduction and electrical enhancement initiatives to be able to compete in the high volume, low price diode market.

Product Development

         Prior to fiscal year 2000, SurgX employees were dedicated to product development and SurgX's approach to the market consisted of two parallel product paths: on board-level ESD protection and on-chip ESD protection. During fiscal year 2000, all SurgX research and development efforts were transferred to Cooper Electronics.

          SurgTape, which was to provide on-chip protection by placing SurgX-based tape inside the IC package on the leadframe was abandoned due to inconclusive test results and became expected expenditures necessary to test and commercialize this product did not warrant further development. In fiscal 2000, we entered into an agreement with Rexam Image Products which allowed Rexam, a wholly owned subsidiary of Rexam PLC, a U.K. based high technology coated films company with annual revenues of approximately $3 billion, to determine the technical feasibility of our SurgTape technology for use in on-board line transient protection and on-chip electrostatic discharge protection. Rexam paid for this evaluation in anticipation of entering an agreement with us to be the manufacturer of SurgTape. In September of 2000, Rexam put its evaluation activities on hold until we could provide a license for SurgTape to a third party and demonstrate the financial viability of this product. We are currently in discussions with an entity on licensing our SurgTape technology for a field of use that does not conflict with outside the rights granted to Cooper Electronics in our existing license agreements. However, their can be no assurances that we will be able to enter into a commercially viable agreement for a limited field of use SurgTape license, that if a license agreement is granted that it would not be challenged by our existing licensees or that Rexam would reengage its feasibility efforts.


Competition

         Other than conventional manufacturers of over-voltage transient protective devices, the main competitor to SurgX technology is Littlefuse, Inc. which has announced a polymer base over-voltage protection product which competes directly with SurgX products. As SurgX components become price competitive and available in high volumes, our licensees will attempt to compete with conventional over-voltage transient protection manufacturers such as General Semiconductor, Harris Semiconductor, Inc., Motorola Corp., Siemens Components, Inc, Semtech and Vishay.


         Intellectual Property

         Proprietary protection for our products, processes and know-how is important to our business. We currently have numerous patents issued and in process. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Our policy is to file patent applications to protect our technology, inventions and improvements as soon as practicable. To the extent applicable, we will continue to work on patent applications currently in process at the Patent Office. However, since we have transferred all product development and manufacturing to our licensees, it is the responsibility of our licensees to file patent applications or amendments or otherwise protect the intellectual property that they develop in connection with the SurgX technology we license to them.

         The trademark SurgX was issued by the US Patent and Trademark Office on March 17, 1998.

         The two foundation patents filed by us in 1995 on manufacturing processes, methods of making the SurgX compositions and SurgX devices have been divided by the U.S. Patent and Trademark Office into 11 different inventions for filings as individual patents. To date, three of these patents have been filed; In September 1998, one of the three patents filed, method of manufacturing SurgX overvoltage protection devices, was issued in the U.S. In 1997. A total of 4 US patents have been granted and 2 more have been approved, which will issue as US patents in mid-2001. Foreign filings were initiated in 10 countries plus Europe on the two foundation patents. Six of the foreign patents have been granted. The remaining foreign patents are in process. A third patent on surface mount devices and connector component designs was filed in the U.S. in 1996 and in Europe in 1997 and is still in the review process. We believe our patent application disclosures cover significant proprietary art in devices, processes and materials.

         We expect that our licensees will file improvement patent applications with respect to the SurgX patents, which may effectively broaden proprietary protection. There can be no assurance, however, that such improvement patent applications will be granted.


         Oryx Ventures, LLC

         We established Oryx Ventures, LLC, a Delaware limited liability company, in May 2000 to act as an investment and management services entity for us. Oryx Ventures is wholly-owned by Oryx Technology and is managed by Oryx Technology employees. Oryx Technology has contributed investment funds to Oryx Ventures from its existing cash balances and it plans to contribute funds from internal cash flow generated from future royalty income received from licensing our SurgX and Intragene technologies. However, at present, due to a lack of capital and adverse conditions in the capital markets, coupled with the uncertainty of future royalty income from SurgX, we are limiting the activities of Oryx Ventures primarily to management services. We have not been actively seeking additional investments since September 2000, in order to conserve cash resources at Oryx Technology Corp. As the sole member of Oryx Ventures, Oryx will receive the profits and losses from Oryx Ventures as well as any assets distributed by Oryx Ventures upon liquidation or otherwise.

         Oryx Ventures is maintaining its current portfolio of investments in early stage high technology companies and is providing management services, primarily with technology-oriented start-up companies we have invested in and others. In addition to providing capital, the Oryx Venture team will work closely with early stage companies' founders providing strategic and management services in all areas of business, including administration, operations, finance, marketing and sales. We believe there is a significant opportunity for Oryx Ventures to help these companies bridge the funding gap between friends and family investors and the higher minimum investment levels required by the major venture funds. Typically, Oryx Ventures will receive equity, warrants, cash remuneration or a combination of both, in such companies as consideration for the services it provides. These services may include:

         o    senior executive mentoring,

         o    sales and marketing strategy,

         o    business development activities,

         o    assistance in fund raising; and

         o administrative services such as accounting, human resources and information technology services.

         To date, we have invested in three technology companies:

         o LOTS Technology, Inc., a developer of digital optical storage technology,

         o NetConversions, an early-state, data marketing company with a proprietary technology that allows for real-time analysis of consumer online buyer behavior; and

         o S2 Technologies, Inc., an early-stage middleware and software tools development company.

         LOTS Technology ("LOTS") proprietary technology is a replacement product for the high-end magnetic media drives that can no longer keep pace with the growth in digital data storage. The company, which developed the technology with major funding from government contracts, plans to supply large-volume data storage systems to three broad markets of commercial and government customers, including general purpose computing, networked data storage, digital video and data acquisition system companies. We made a direct investment of $500,000 in this company and have received additional equity in the form of stock options for our senior advisory services with our total ownership in excess of 6.5%. As of April 2001 we have fulfilled our obligations under our management service agreement and are no longer providing any other services. Based upon the adverse conditions of the private equity capital markets there is greater uncertainty concerning the outlook for privately funded companies and there can be no assurance that LOTS will be successful raising sufficient funding to support its current business model. We fully reserved our $500,000 investment during the fourth quarter of fiscal 2001.

         NetConversions, Inc, ("NetConversions") has a solution that incorporates an innovative approach to behavior profiling and promotions, allowing e-commerce managers maximum flexibility to change their website marketing. The product is a turnkey ASP solution that requires minimal client integration and engineering. Oryx has provided a bridge loan of $100,000 to NetConversions that is convertible to equity at a discounted rate. We fully reserved the balance due to NetConversions' industry and financing issues as of November 30, 2000. Based upon the adverse conditions of the private equity capital markets there is greater uncertainty and there can be no assurance that NetConversions will be successful raising sufficient funding to support its current business model.

         In August 2000, we invested $500,000 in S2 Technologies ("S2"). We are also providing senior management advisory services in exchange for additional equity in the company. Our total ownership in S2 is in excess of 25.5%. S2's focus is to provide value-added tools that address the development, integration and verification phases of the embedded software. The goal is to increase software developers' and engineers' productivity and improve their products time to market. S2 has entered into a beta agreement with LSI Logic and it expects to release its first product in late summer 2001. S2 is currently in the process of raising its second round of financing and is currently in the process of presenting to numerous top tier venture capital funds. We have made a commitment to fund approximately $250,000 of a total $350,000 bridge loan to S2. Given the limited capital resources of S2 at the time the we made our original investment, we began recognizing losses in our investments in S2 based upon our pro-rata share of the most recent S2 financing round. We recognized losses of S2 for the year ended February 28, 2001, totaling $257,000, which are included in loss on investments. At February 28, 2001, this investment value was $243,000.

         Investors Risks

         Our investment strategy involves a number of special risks, including:

         o increased operating expenses to support investment in our new management services venture;

         o strain on limited managerial and operational resources as management tries to support multiple businesses;

         o potential issuance of securities to fund investments or otherwise using our equity in connection with our investment strategy may lessen the rights of holders of our currently outstanding securities;

         o being deemed as investment company and subjected to the requirements of the Investment Company Act of 1940; and

         o the need to incur additional debt if we are unable to raise additional funds in the equity market.


         We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree upon our ability to assist our portfolio companies in obtaining their follow-on financing, which, in light of current conditions in the capital markets for high-technology companies, may be difficult. In addition, many of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. These investments have had a negative impact on our financial statements. Further, we may not be able to successfully develop these young companies and there can be no assurances that we will either recoup our investments or receive any return on our investment in any company we invest in.


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

         The various interests that we have acquired in our portfolio companies are accounted for by either the equity method or cost method. We do not anticipate accounting for any investments using the consolidation method, as Oryx's investment strategy does not contemplate obtaining greater than 50% voting rights or effective control of its portfolio companies. The applicable accounting method used to record our investments in our portfolio companies is determined by our voting interest and level of influence we exercise over each portfolio company. In general we use the equity method when our ownership level exceeds 20% but is not greater than 50%. When our ownership is less than 20% and we do not exercise significant influence we use the cost method. Whether or not we exercise significant influence with respect to a portfolio company depends on an evaluation of several factors including: our management capacity and decision making authority relative to our management services we provide to the portfolio company, level of representation on the portfolio company's board of directors and level of voting rights associated with our equity holdings.


         Our portfolio companies as of February 28, 2001 were:

                                       Date of                        Derivative
                     Accounting        Initial          Voting        Ownership from
Company              Method            Investment       Ownership     Management Services
-----------------    -------------     -------------    ---------     -------------------
Lots Technologies    Cost Method       July 7, 2000      2.2%          4.4%

S2-Technologies      Equity Method     July 20, 2000    18.5%          7.0%

Net Conversions      Cost Method       June 19, 2000     N/A           0%

         Cost to support Oryx Ventures activities are primarily related to salaries expenses associated with providing management services to our portfolio companies. As of February 28, 2001 there were four executives providing management services through Oryx Ventures. Currently Oryx Ventures receives equity, fees or a combination of both as payment for providing management services to its portfolio companies and other companies in which Oryx Ventures does not have an equity investment.


         Evolution of Our Business

         During fiscal 1998 we initiated a restructuring of our operations. Through fiscal 1998, we designed, manufactured and marketed specialized components, analytical equipment and instrumentation products for original equipment manufacturers, in the information technology industry. This industry includes office equipment, computers, telecommunications and consumer electronics. Through fiscal 1998, we operated three majority-owned subsidiaries, focusing on three distinct market segments:

         o    power conversion products (Oryx Power Products Corporation);

         o    electrical surge protection products (SurgX Corporation); and

         o materials analysis and test equipment and specialized materials products (Oryx Instruments and Materials Corporation).

     During the later part of fiscal 1998 we embarked upon a major restructuring program that resulted in

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

         Sale of Oryx Instruments and Materials Corporation (Carbon Target Assembly and Materials Coating Business). On August 18, 1999, we sold to Oryx Advanced Materials, Inc., or OAMI, certain specified assets associated with the carbon target assembly manufacturing and related materials coating business for a cash payment of $400,000 and the assumption of substantially all of the liabilities associated with such business. We retained ownership of approximately $280,000 in accounts receivable balances relating to the materials business subsequent to the disposition. In addition, we licensed to OAMI certain patents and other technology associated with the purchased assets. OAMI will pay us royalty payments over ten years, with a maximum royalty payment of $2.2 million for the first three years, based on OAMI's gross profits. As of February 28 2001, OAMI had paid us a total of $486,000 in royalty payments. In February 2001, in consideration for a one time payment of $100,000 and a promissory note for $120,000 payable to us for past due royalties, we restructured the license agreement with OAMI to change the method of calculation of the royalty payment from a percentage of gross profits to a percentage of sales. Royalty revenue is recognized as the cash is received.

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

         Prior to fiscal 2000, our operations in the ESD and materials businesses had been partially funded through third party development funding and government contracts. We recognized development funding received from non-government third parties to assist in the development of certain products, as an offset to our research and development expenses. In fiscal year 2000 we completed our two remaining government contracts which accounted for $128,000 of revenue and $216,000 of cost of sales. We now have no open government development contracts nor do we anticipate obtaining research and development government contracts or non-government development funding in the future.


         Regulation and Environmental Matters

         We are subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances. We believe that our facility and practices for controlling and disposing of the limited amount of waste and potentially hazardous materials it produces comply with applicable environmental laws and regulations. While we have not experienced any material adverse effect on operations from compliance with government regulations, the development of any manufacturing operations by us would require us in the future to comply with government regulations designed to protect the environment from wastes and emissions and from hazardous substances, particularly with respect to the emission of air pollutants, the discharge of cooling water, the disposal of residues and the storage of hazardous substances resulting in the expenditure of additional funds by us to comply with those government regulations. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted.

         Employees

         As of April 30, 2001, we employed 5 people on a full-time basis. Full time employees consist of one executive officer, one other executive employee, one engineering employee and two administrative employees. Our employees are not covered by any collective bargaining agreements, and we believe our employee relations are satisfactory.

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

         During fiscal years 1998 and 1999 we disposed of substantially all of our operating businesses and we are now a licensing entity with our primary source of income deriving from royalties from our SurgX technology licensed to Cooper Electronics and IRISO and our Intragene technology licensed to Oryx Advanced Materials, Inc. In the course of selling various business units, we disposed of operations, which had accounted for substantially all of our revenues. While we believe that this downsizing has substantially reduced our losses and enabled us to focus on key strategic businesses, the actual impact cannot be certain. In the absence of increased sales of our SurgX and Intragene technologies through our licensees which has not yet materialized, such restructuring has sharply reduced our revenues without creating opportunities to offset equally the lost revenues.

Our strategy of relying on licensing royalties and using the proceeds to fund the acquisition of other businesses and technologies presents special risks.

         We have shifted the strategic focus of our business from an operating business exploiting our own developed technologies to a licensing and investment and management services business where we intend to use the royalty revenues from our licensed SurgX and Intragene technologies to fund investments in start-up technology companies. This investment strategy involves a number of special risks, including:

         o increased operating expenses to support investment in our new management services venture;

         o strain on limited managerial and operational resources as management tries to support multiple businesses;

         o potential issuance of securities to fund investments or otherwise using our equity in connection with our investment strategy may lessen the rights of holders of our currently outstanding securities; and

         o the need to incur additional debt if we are unable to raise additional funds in the equity market.

         We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree upon our ability to invest in early stage development companies and insure their follow-on financing, growth and success. In addition, many of the investment opportunities we have invested in early-stage companies with limited operating histories and limited or no revenues. These investments may have a negative impact on our financial statements. Further, we may not be able to successfully develop these young companies and there can be no assurances that we will either recoup our investments or receive any return on our investment in any company.

We are dependent on the licensees of our SurgX and Intragene technologies for substantially all of our revenues.

         Our future royalties from the licenses of our SurgX and Intragene technologies are based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees.

         While the license agreements for our SurgX technology contain minimum annual royalty payment requirements for the licensees to maintain their exclusive rights, there can be no assurance that the licensees will pay the minimum royalty or that these minimum payments will provide enough revenue to continue to support our operations. In the case of Cooper Electronics, minimum royalty payments through June 2001 have already been satisfied to maintain exclusivity, and there can be no assurances that we will receive any royalty payments from Cooper Electronics through this time period unless Cooper Electronics is successful in selling products using SurgX technology in excess of the minimum royalty payments, and such sales have not yet been material. To date, Cooper Electronics and IRISO have shipped only limited quantities to customers of products incorporating SurgX technology.

         Although we have received approximately $486,000 in royalty revenue from licensing our Intragene technology to OAMI, there can be no assurances that we will receive any future royalty revenue from OAMI. There are no minimum annual royalty payment requirements under our license with OAMI. Our future royalties from our license of the Intragene technology will be based solely upon the successful sales, marketing and manufacturing efforts of OAMI. Although we previously employed management of OAMI, OAMI is a new entity and there can be no assurances that it will be successful in manufacturing and selling products based upon the Intragene technology. We recently restructure the royalty arrangement with OAMI to take into account a slow-down in OAMI's business. There can be no assurance that we will receive any royalties in the future.

We may not be able to raise sufficient funds to finance further investments by Oryx Ventures.

         At present, our primary sources of revenue are from licensing royalties payable by the licensees of our SurgX and to a lesser extent management service fees from Oryx Ventures and royalties from our Intragene technologies. We anticipate, based on management's internal forecasts and assumptions relating to our operations, that our existing capital resources will be sufficient to satisfy our contemplated cash requirements for at least the next twelve months.

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

         Our performance is substantially dependent on the performance of our executive officers and other key employees, in particular, Philip Micciche, our president and chief executive officer, and Mitchel Underseth who works part time as our chief financial officer. The familiarity of these individuals with the industry makes them especially critical to our success. In addition, our success in our investment strategy is dependent on our ability to attract and retain high quality personnel with skills necessary to evaluate and manage investments in high-tech startup companies. The loss of the services of any of our executive officers or key employees may harm our business. Competition for such personnel is intense.

We have a history of unprofitability; recent operating losses and accumulated deficit and may not be profitable in the future.

         Since our initial public offering in April 1994, we have not been profitable on a quarterly or annual basis except for the quarters ended May 31, 1996, August 31, 1996 and November 30,

1996. At February 28, 2001, we had an accumulated deficit of $20,087,000. We anticipate operating losses will continue through fiscal year 2002. There can be no assurance that we will receive any licensing royalty revenues from the licensees of our SurgX and Intragene technologies or that our licensees will be successful in marketing and selling products incorporating our SurgX or Intragene technologies. There can also be no assurances that our new management services and investment business related to start-up companies will be profitable in the future.

We rely on our licensees, Cooper Electronics, IRISO and Oryx Advanced Materials, to manufacture and market products incorporating our SurgX and Intragene technologies and there can be no assurance that they will be successful in doing so.

         We rely exclusively on our licensees to manufacture and market products incorporating our SurgX and Intragene technologies. Our SurgX licensees have developed low-cost manufacturing processes using our licensed technology. However, there can be no assurance that they will be able to incorporate manufacturing process improvements in future products using SurgX technology to further reduce product cost and enhance product performance to allow them to compete in the high volume, low price diode market.

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

         The development, design and manufacture of technology constantly undergo rapid and significant change. We rely on our licensees, Cooper Electronics and IRISO, for technological improvements to the SurgX technology and our licensee, Oryx Advanced Materials, for technological improvements to the Intragene technology. At present, we do not support any research and development or manufacturing activities internally. Our success will depend upon our licensees' ability to maintain a competitive position with respect to our proprietary and other enhanced technology and to continue to attract and retain qualified personnel in all phases of our operations. Our business is, to a large degree, dependent upon the enhancement of the SurgX technology. Critical to our success and future profitability will be the capacity of our licensees to improve this technology. Product development and enhancement involve substantial research and development expenditures and a high degree of risk, and there is no assurance that these product development efforts will be successful, will be accepted by the market, or that such development efforts can be completed on a cost-effective or timely basis, or that there will be sufficient funds to support development efforts. There can be no assurance that future technological developments by other companies will not render existing or proposed SurgX or Intragene products uneconomical or obsolete.

We may experience fluctuations in future operating results that may adversely affect the price of our common stock.

         Our quarterly operating results have in the past been, and will in the future be, subject to significant fluctuation, which could adversely affect the price of our common stock. Our operating results are impacted by numerous factors, such as

         o   market acceptance of SurgX products;

         o Cooper Electronics' and IRISO's continued marketing, sales and financial support of SurgX technology;

         o   overall economic trends; and

         o possible negative impact on our balance sheet due to the accounting treatment of our investment in portfolio companies.

         In addition, customer orders may involve design-in requirements, thus making the timing of customer orders difficult to predict and uneven.

         Our expense levels are based in part on our expectations as to future royalty revenues and, in particular, volume shipments of SurgX products by Cooper Electronics and IRISO. We may be unable to adjust spending in a timely manner to compensate for any delay in product development or revenue shortfall. Any weakening in demand for products using our SurgX technology or delays in acceptance of products using SurgX technology would have a material adverse effect on our operating results.

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

         The licensees of our SurgX and Intragene technologies are engaged in certain highly competitive and rapidly changing segments of the electronic components industry in which technological advances, costs, consistency and reliability of supply are critical to competitive position. Our licensees compete or may subsequently compete, directly or indirectly, with a large number of companies, which may provide products or components comparable to those provided by us. In addition, competitors are likely to be larger, better-capitalized, more established and have greater access to resources necessary to produce a competitive advantage.

         We do not have the financial resources, facilities or personnel to perform research and development and manufacturing operations if a licensee of our SurgX technology terminates its license with us.

         We rely exclusively on our licensees, Cooper Electronics and IRISO, for research and development and manufacturing of products incorporating our SurgX technology. At present, we do not support any research and development or manufacturing activities internally. Our business is significantly dependent upon enhancement and increasing sales of products incorporating the SurgX technology. Such activities involve substantial expenditures and a high degree of risk. At present, we do not have the financial resources, personnel or facilities to support or manufacture products incorporating the SurgX technology. If either Copper Bussmann or IRISO choose to terminate their license agreement with us, we would not be able to support products incorporating the SurgX technology and the market position of SurgX products as well as our financial results would be materially adversely affected.

Oryx's common stock may be delisted from Nasdaq which would make it more difficult to trade Oryx shares and for Oryx to raise capital in the equity markets.

         In December 2000 Oryx received a notice from Nasdaq that Oryx common stock would be subject to delisting from the Nasdaq SmallCap Market, effective with the close of business on March 20, 2001 unless the common stock had a closing bid price of $1.00 per share for ten consecutive trading days prior to March 19, 2001. Oryx failed to meet this requirement and on March 20, 2001 we received a letter from Nasdaq that Oryx common stock would be delisted effective at the opening of business on March 28, 2001. We applied to Nasdaq for a hearing to review the delisting decision. The hearing was held on April 25, 2001. On May 22, 2001 we received notification from Nasdaq that Oryx common stock would continue to be listed on the Nasdaq SmallCap Market until June 20, 2001 pursuant to an exception to the $1.00 minimum bid price requirement. If Oryx fails to meet the minimum bid price requirement of at least $1.00 on or before June 20, 2001 and for a minimum of consecutive ten days immediately thereafter, Oryx common stock will be delisted from the Nasdaq SmallCap Market. If Oryx common stock is delisted, the common stock will be traded on the "pink sheets" and Oryx may be subject to the "penny stock" rules promulgated by the SEC, which require, among other things that, prior to any transaction in Oryx common stock by a broker or dealer, that such broker or dealer provide its customer with a disclosure document summarizing certain risks of investing in penny stocks and obtains from the customer a signed written acknowledgement of receipt of the document. Further, any broker or dealer effecting a transaction in Oryx common stock must disclose the bid and offer quote for the stock as well as the broker or dealer compensation in connection with such transaction. Delisting of Oryx common stock from the Nasdaq SmallCap Market may make it more difficult to trade Oryx shares and for Oryx to raise funds through the issuance of stock.

Our proposed 1:10 reverse stock split could have negative impact on the valuation and liquidity of our common stock

         Oryx has called for a special meeting of stockholders on June 15, 2001 to obtain approval to amend its restated certificate of incorporation to effect a 10:1 reverse stock split to increase the minimum bid price of its common stock above $1.00 to meet the continued listing requirement for inclusion on the Nasdaq SmallCap Market. The principal purpose of the reverse split proposal is to increase the market price of Oryx common stock above the Nasdaq $1.00 minimum bid requirement discussed above. Any such reverse split is intended to increase the price of Oryx's common stock by a proportionate amount.

         While we expect that the reverse split will result in an increase in the market price of Oryx common stock, there can be no assurance that the reverse split will increase the market price of the common stock by a multiple equal to the exchange number or result in the permanent increase in the market price, which is dependent upon many factors, including Oryx's performance and prospects. Also, should the market price of Oryx common stock decline, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would pertain in the absence of a reverse split. Furthermore, the possibility exists that liquidity in the market price of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse split. In addition, the reverse split will increase the number of Oryx's stockholders who own odd lots, that is, less than 100 shares. Stockholders who hold odd lots typically will experience an increase in the cost of selling their shares, as well as possible greater difficulty in effecting such sales. Consequently, there can be no assurance that the reverse split will achieve the desired results.

         Therefore, there can be no assurance that, even after effectuating the reverse split, Oryx will continue to meet the minimum bid price and other requirements of Nasdaq for continued inclusion for trading on the Nasdaq SmallCap Market. The history of similar stock split combinations for companies in like circumstances is varied. Frequently, after a reverse stock split, the adjusted price of a company's shares drifts down to the price prior to the reverse split being taken, a consequence which could occur if Oryx implements a reverse stock split.

         We will take reasonable steps to counter such a trend, but there can be no assurance that the steps to be taken, such as obtaining greater analyst coverage for Oryx among the brokerage community, will be successful.

Our revenue growth is dependent upon licensing revenue from our SurgX licensees. The recent downturn in sales of electronic products has had and will have an adverse effect on sales of products incorporating our SurgX technology by our licensees.

         We are substantially dependent upon licensing revenue received from Cooper Bussmann and IRISO, the licensees of our SurgX technology. The products sold by these licensees are incorporated into a variety of electronics products. The current downturn and any future slowdown in the market for electronics products will adversely affect sales of products incorporating our SurgX technology which, in turn, will result in lower royalty revenue received by us from our licensees. This would have a material adverse effect on our financial condition.

Investment Risks

We have not paid and do not intend to pay any dividends on our common stock.

         We have not paid any cash dividends on our common stock since our inception and do not anticipate paying cash dividends on our common stock in the foreseeable future. The future payment of dividends is directly dependent upon our future earnings, our financial requirements and other factors to be determined by our board of directors, as well as the possible consent of lenders, underwriters or others. For the foreseeable future, it is anticipated that any earnings that may be generated from our operations will be used to finance our growth and will not be paid to holders of common stock.

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

Charter provisions may limit the voting power of holders or our common stock, and therefore minority stockholders may not be able to significantly influence Oryx's governance or affairs.

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

         As a result of various other transactions previously entered by us, as of April 30, 2001, there were convertible securities and private warrants and options currently outstanding for the conversion and purchase of up to approximately 3,466,000 shares of common stock. These represent significant additional potential dilution for our existing stockholders. These underlying shares of common stock are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these derivative securities, there may be further dilution based on the price at which we issue other securities in the future.

Item 2.           Description of Property.

         We presently operate our businesses in one facility located in Fremont, California. On August 12, 1996, we entered into an agreement with E.B.J. Partners LP to lease a 22,000 square foot facility in Fremont, California. The monthly rental fee is $19,286 and the lease terminates August 30, 2001. We are currently subleasing a portion of our facility at market rates.

         The property described above is in satisfactory condition for the purpose for which it is used.

Item 3.           Legal Proceedings.

         We know of no material litigation or claims pending, threatened or contemplated to which Oryx is or may become a party.

Item 4.           Submission of Matters to a Vote of Security Holders.

         During the fourth quarter of our fiscal year ended February 28, 2001, no matters were submitted to a vote of security holders.

PART II


Item 5.           Market for Common Equity and Related Stockholder Matters.

         Since our initial public offering of common stock and warrants on April 6, 1994, our common stock and warrants have traded principally on the NASDAQ SmallCap Market under the symbols "ORYX" AND "ORYXW," respectively. Prior to April 6, 1994, there was no public market for our securities. From April 6, 1994 through June 6, 1994, we had Units which were also traded on NASDAQ, at which time we requested withdrawal of such listing. The following table sets forth the high and low sale prices for our common stock and warrants for the periods indicated, as reported by NASDAQ. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                             Common Stock               Warrants
                            -----------------       -------------------
                            High       Low          High        Low
                            ----       ---          ----        ---
2000 Fiscal year
1st Quarter                 $2.500     $1.688       $0.9375     $0.0313
2nd Quarter                 $2.375     $1.438       Expired
3rd Quarter                 $2.125     $1.000       Expired
4th Quarter                 $5.125     $1.625       Expired

2001 Fiscal year
1st Quarter                 $4.313     $1.750       Expired
2nd Quarter                 $2.219     $1.188       Expired
3rd Quarter                 $1.625     $0.375       Expired
4th Quarter                 $1.375     $0.281       Expired

         On April 30, 2001 the closing price for our common stock was $0.50 per share. On April 6, 1999 our public warrants, exercisable for an aggregate of 2,549,190 shares of common stock, expired. Prior to expiration, 939,536 warrants were exercised resulting in the issuance of 1,973,022 shares of common stock.

         Our common stock and warrants had also been listed for trading on the Pacific Exchange under the symbols "ORYX" and "ORYXW," respectively. We requested that the common stock and warrants be removed from the Pacific Exchange, which occurred in May 1998.

         As of April 30, 2001 the number of record holders of our common stock was approximately 86.

         We have never paid cash dividends on our common stock, but as noted above, we pay a $0.50 annual dividend on its outstanding shares of preferred stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors as well as the possible need to obtain the consent of any of its lenders.

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

         Business Segments

         Through fiscal year 2001, we operated in two main business segments:
SurgX, a 97% owned subsidiary, and Oryx Ventures, an investment management service entity. These businesses operated independently and are supported by a corporate segment providing for all administrative, accounting, and financial activities. As noted above in Part I, during fiscal year 1998, we embarked upon a major restructuring program. This resulted in the sale on February 27, 1998 of approximately 80% of our interest in Oryx Instruments and Materials Corporation and the sale on March 2, 1998 of substantially all of the assets and the entire business of Power Products Corporation. As part of the sale of its majority position in Instruments and Materials, we retained certain assets from Instruments and Materials relating to sputtering targets assembly, or Materials. We sold this remaining business during the second quarter of fiscal 2000, for a cash payment of $400,000. We retained approximately $280,000 in accounts receivable for this business and the purchaser of the business assumed substantially all of the liabilities associated with this business. Management took these steps to reduce losses and enable us to concentrate on our electrostatic discharge protection business through our SurgX subsidiary.

Segment/Subsidiary                           Businesses
------------------                           ----------
         SurgX Corporation                   -licensing SurgX Technology

         Oryx Ventures, LLC                  -Management Services
                                             -Investment in start up companies


         Consolidated Results of Continuing Operations

         For the fiscal year ended February 28, 2001, revenues from continuing operations decreased $105,000 or 14% from $755,000 for the year ended February 29, 2000 to $650,000 for the year ended February 28, 2001. The decrease in revenue was primarily attributed to a decrease of sales of SurgX liquid and the absence of government contract revenue, offset by management services fees generated from Oryx Ventures. The decrease of sales of SurgX liquid is the result of the transfer of the manufacturing of SurgX liquid to our licensing companies. Revenue in the future will be mainly derived from royalties from our SurgX technology and to a lesser extent from our Intragene technology and management service fees from Oryx Ventures. Future revenue will be based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees and ability to charge fees for management services through our Oryx Ventures entity.

         Cost of sales decreased $482,000 or 60% from $808,000 for the fiscal year ended February 29, 2000 to $326,000 for the year ended February 28, 2001. The decrease is primarily attributable to lower sales of SurgX liquid and to the elimination of costs associated with government contract sales. The cost of sales in fiscal 2001 were significantly reduced as we transferred our SurgX Liquid manufacturing operations and equipment to our licensee during the first quarter of fiscal 2001. Cost of sales also includes the cost associated with providing management service from Oryx Ventures.

         Our gross profit increased $377,000 or 711% from a gross loss of $53,000 for the fiscal year ended February 29, 2000 to a gross profit of $324,000 for the year ended February 28, 2001. The increase in gross profit for the year ended February 28, 2001 was primarily attributed to lower sales of SurgX liquid and to the elimination of government contract sales both of which were generating negative margins during fiscal 2000 and the addition of management services fees from Oryx Ventures which was established in fiscal 2001.

         We did not have any revenue or costs from government contracts in fiscal 2001 and we do not have plans to pursue any new government contracts in the future. Funding recognized as revenue and cost of sales associated with government contracts for the fiscal year ended February 29, 2000 were $128,000 and $216,000 respectively.

         General and administrative expenses decreased $183,000 or 10% from $1,782,000 for the fiscal year ended February 29, 2000 to $1,599,000 for the year ended February 28, 2001. The decrease in general and administrative expenses is related to a decrease in corporate compensation, travel, and investor relation expenses, partially offset by an increase in expenses related to new Oryx Ventures investment entity. The general and administrative expenses related to Oryx Ventures were $407,000 for the year ended February 28, 2001 compared to zero in Fiscal 2000. We anticipate a decrease in general and administrative costs during fiscal year 2002 due to our decision to suspend investment activities and reduced headcount in Oryx Ventures.

         Research and development expenses decreased $770,000 or 81% from $954,000 for the fiscal year ended February 29, 2000 to $184,000 for the year ended February 28, 2001. The decrease in research and development expenditures was primarily as a result of the transfer of all of our SurgX research and development activities to Cooper Electronic Technologies. Patent costs accounted for $128,000, or 70% of the total research and development expenses for the fiscal 2001. We anticipate minimal research and development expenses during fiscal 2002, which will be made up primarily costs associated with maintaining our portfolio of patents.

         For fiscal year ended February 28, 2001 we recorded net interest income of $215,000. This compares to $177,000 of net interest income for the fiscal year ended February 29, 2000. This increase is attributable to higher cash and cash equivalent balance during fiscal 2001. We anticipate less interest income in the future since cash and cash equivalent balance and interest rates have decreased.

         During the fiscal year ended February 28, 2001, we recorded $877,000 of expenses related to our investments, of which $257,000 is our pro-rata share of the losses on S-2 Technologies, Inc. as a result of applying the equity method to the S2 Technologies, Inc. investment and $620,000 due to the full reserve on the initial investments on Lots Technologies for $500,000, Net Conversions for $100,000 and I-Lease for $20,000. These transactions reflect the investment activities of our Oryx Ventures entity that was formed in fiscal 2001.

         We believe our operating losses will continue through fiscal 2002 as the anticipated royalty revenue from our SurgX and Intragene technology will not be sufficient to cover expected operation expenses for fiscal 2002.

Oryx Instruments and Materials Discontinued Operations

         On August 18, 1999, pursuant to the terms of an Asset Purchase Agreement dated as of June 1, 1999 by and among Oryx Technology Corp. or Oryx, and Oryx Advanced Materials Inc. or OAMI, Oryx sold to OAMI certain specified assets associated with Oryx' carbon target assembly manufacturing and related materials coating business (the "Materials" business) for a cash payment of $400,000 and the assumption of substantially all of the liabilities associated with such business. The Company retained ownership of approximately $280,000 in accounts receivable balances relating to the Materials business subsequent to the disposition. In addition, Oryx licensed to OAMI certain patents and other technology associated with the purchased assets. OAMI will pay Oryx royalty payments over ten years, with a maximum royalty payment of $2.2 million for the first three years, based on OAMI's gross profits. As of February 28, 2001, the Company has received and recognized a total of $486,000 in royalty payments from OAMI in the following periods: $249,000 for the year ended February 29, 2000, and $237,000 for the year ended February 28, 2001, which includes $100,000 received in February 2001, in exchange to an amendment of the license agreement to change the method of calculation of the royalty payment from a percentage of gross profits to a percentage of sales.

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

         The disposal of OAMI and Oryx Instruments and Materials have been aggregated as they represent the final sale of one business segment, and the operating results of OAMI and Oryx Instruments and Materials have been segregated and reported as discontinued operations. Prior year financial statements have been restated to include the results of operations of OAMI and Oryx Instruments and Materials as discontinued operations. Revenue from discontinued operations was $1,049,000 for the year ended February 29, 2000. Income taxes related to the discontinued operations and the tax benefit resulting from the gain on disposal of the OAMI business were immaterial. Transaction costs related to the OAMI disposal were $55,000. The Company has no remaining assets or liabilities relating to the Instruments and Materials business as of February 28, 2001.

Segment Results

     SURGX CORPORATION

                                                     February 28     February 29
(dollars in thousands)                                  2001            2000
--------------------------------------------------------------------------------

Revenues                                                $ 200         $   379
Cost of sales                                             233             593
                                                        -----         -------
        Gross Profit                                      (33)           (214)

Operating Expenses                                        254           1,011
                                                        -----         -------
Operating Income (Loss)                                 $(287)        $(1,225)
                                                        =====         =======


         Revenues for fiscal 2001 decreased $179,000 or 47% to $200,000 for the year ended February 28, 2001 from $379,000 for the year ended February 29, 2000. This decrease in revenue is primarily associated a decrease of sales of SurgX liquid as a result of the transfer of the manufacturing of SurgX liquid to our licensing companies. Future royalties will be based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees, and we have no view of what level of revenue will be achieved in the future.

         Cost of sales decreased $360,000 or 61% from $593,000 for the fiscal year ended February 29, 2000 to $233,000 for the year ended February 28, 2001. The decrease is primarily associated to lower sales of SurgX liquid.

         The cost of sales in fiscal 2001 were significantly reduced as we transferred our SurgX Liquid manufacturing operations and equipment to our licensee during the first quarter of fiscal 2001.

         Operating expenses decreased $757,000 or 75%, from $1,011,000 for the fiscal year ended February 29, 2000 to $254,000 for the year ended February 28, 2001. The decrease in operating expenses primarily reflects the substantial reduction of costs associated with transfer of all of our SurgX research and development activities to Cooper Electronic Technologies. Patent cost expenses account for $128,000, or 70% of the total research and development expenses for the fiscal 2001. We anticipate minimal research and development expenses during fiscal 2002, which will be made up primarily costs associated with maintaining our portfolio of patents.

     ORYX VENTURES, LLC

                                                     February 28     February 29
(dollars in thousands)                                  2001            2000
--------------------------------------------------------------------------------
Revenues                                                $ 213           $  0
Cost of sales                                              93              0
                                                        -----           ----
        Gross Profit                                    $ 120           $  0

Operating Expenses                                        407              0
                                                        -----           ----
Operating Income (Loss)                                 $(287)          $  0
                                                        =====           ====

         Revenues consist of management and consulting fees provided to third party companies in which Oryx Ventures does not have an equity investment. We anticipate similar level of revenues during fiscal 2002. Cost of sales is directly related to the allocated salaries associated with generating revenues.

         Operating expenses are primarily related to salaries expenses associated with providing management services to our portfolio companies where we receive equity in lieu of cash remuneration. We anticipate a significant decrease in operating expenses during fiscal 2002 due to its decision to suspend investments activities and reduced headcount in Oryx Ventures.


     CORPORATE

                                                     February 28     February 29
(dollars in thousands)                                  2001            2000
--------------------------------------------------------------------------------
Revenues                                                $  237        $   377
Cost of sales                                                0            216
                                                        ------        -------
        Gross Profit                                    $  237        $   161

Operating Expenses                                       1,122          1,725
                                                        ------        -------
Operating Income (Loss)                                 $ (885)       $(1,564)
                                                        ======        =======


         Revenue in the corporate business segment includes royalty from our Intragene Technology and government contract revenue. Revenue decreased $140,000 or 37% from $377,000 for the year ended February 29, 2000 to $237,000 for the year ended February 28, 2001. The decrease in revenue was primarily attributed to the absence of government contract revenue. In the future, we do not have plan to pursue any new government contract. Revenue in the future will be lower since sales of carbon targets using our Intragene technology are in decline.

         The decrease in operating expenses from corporate operations of $603,000 or 35% from $1,725,000 for the fiscal year ended February 29, 2000 to $1,122,000 for the fiscal year ended February 28, 2001 primarily relates to reduction in salaries, severance costs and investor relations costs.

         Liquidity and Capital Resources

         Our working capital decreased $1,864,000 or 38% from a surplus of $4,961,000 at February 29, 2000, to a surplus of $3,097,000 at February 28, 2001 primarily attributed to cash used for investments by Oryx Ventures and net loss from continued operation during fiscal 2001. Our ratio of current assets to current liabilities was 9.1:1 at February 28, 2001 and 7.8:1 at February 29, 2000.

         Net cash used in operations for the year the ended February 28, 2001 was $1,393,000 from continuing operations primarily in the form of operating losses. Net cash used in operations for the fiscal year ended February 29, 2000, was $1,206,000 consisting of $1,826,000 of cash used in continuing operations primarily in the form of operating losses, offset by $620,000 net cash provided by discontinued operations resulting from the sale of the Material business.

         Net cash used in investing activities was $164,000 for the fiscal year ended February 28, 2001 compared to net cash used by investing activities of $522,000 for the fiscal 2000. The net cash used in investing activities for the fiscal year ended February 28, 2001 was primarily attributable to $1,120,000 cash used for investments by Oryx Ventures partially offset by $993,000 cash provided by proceeds from the sale of short-term investments. The net cash used in investing activities for the fiscal year ended February 29, 2000 consisted primarily of the purchase of short-term investments partially offset by cash provided by proceeds from the sale of the Material business. We do not expect to have any material capital expenditures for the year ended February 28, 2002.

         Net cash provided by financing activities was $334,000 for the fiscal year ended February 28, 2001. This represents a decrease of $4,353,000 or 93% from $4,687,000 net cash provided by financing activities in fiscal 2000. Net cash provided by financing activities for the fiscal year ended February 28, 2001 was primarily from the exercise of stock options for common stock. Cash provided by financing activities during fiscal 2000 was primarily attributed to $4,246,000 provided by the exercise of public and private warrants and $471,000 provided by the exercise of stock options for common stock.

         We believe that we have sufficient capital to meet our anticipated working capital requirements through fiscal year 2002. However, in the event we fail to meet our fiscal year 2002 operating plan, we might need additional funding to be obtained by raising additional equity or taking other steps. If we require additional equity, there can be no assurance that such transactions can be effected in time to meet our needs, if at all, or that any such transaction will be on terms acceptable to us or in the interest of its stockholders.

Item 7.           Financial Statements.

         The response to this item is submitted in Item 13.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The names and ages of our directors and executive officers as of February 28, 2001 are as follows:

Name                        Position                                      Age
----                        --------                                      ---
Philip J. Micciche          President, CEO and Director                   67
Mitchel Underseth           CFO and Director                              44
Andrew Intrater             Secretary, Treasurer and Director             39
Dr. John H. Abeles          Director                                      56
Jay M. Haft                 Director                                      65
Richard Hubbard             Director                                      41
Doug McBurnie               Director                                      58
Thomas Guzek                Director                                      46

         PHILIP J. MICCICHE has served as Oryx' President and Chief Executive Officer and a director of Oryx since on April 25, 1997. From 1993 through 1995, Mr. Micciche was Chief Executive Officer of AXCIS Information Networks, a provider of sports information data. From 1990 through 1992, Mr. Micciche was President of Dysan International/Magnetics L.P. and oversaw its initial public offering in Hong Kong in 1991. From 1983 through 1990, he held several executive management positions at Xidex Corp. In one of those positions, Mr. Micciche brought the division from a loss to a substantial profit in less than 15 months. From 1983 through 1985, Mr. Micciche was Senior Vice President Marketing at Xidex Magnetics, where sales increased $42 million in that two-year time period. Xidex merged with Dysan Corp. in 1985. Prior to 1983, Mr. Micciche held positions as Chief Executive Officer, Vice President Sales, Product Sales Manager and Chief Engineer for various companies. Mr. Micciche received his BSEE from Northeastern University in Boston.

         MITCHEL UNDERSETH has served as Chief Financial Officer of Oryx since November 25, 1996, with additional responsibilities for human resources. Mr. Underseth currently works part-time for Oryx and also serves as the Chief Financial Officer and interim CEO for Manage.Com a privately held software supplier providing management software to large global 2000 companies. From September 1999 to October 2000 Mr. Underseth was also the Chief Financial Officer for Aptix Corporation, a privately held electronic design automation company providing software and hardware. Mr. Underseth was elected as a director of Oryx in October 1997. From August 1992 through November 1996, Mr. Underseth was Chief Financial Officer of Triptych CD/San Joaquin Packaging in Stockton, California. From March 1990 through April 1992, Mr. Underseth was Chief Financial Officer of Dysan International/Magnetic L.P., a spin-off of Xidex's Flexible Disk Group. From September 1986 through March 1990, Mr. Underseth was Vice President-Finance of Xidex Flexible Disk Group and Rigid Oxide Group in Santa Clara, California. Mr. Underseth received his M.B.A. from the University of Washington in Seattle and his B.S. in Business from Lewis and Clark College in Portland, Oregon.

         ANDREW INTRATER has been a director, Secretary and Treasurer of Oryx since its organization in July 1993. He was employed in various executive capacities with Oryx from July 1993 until March 1998 when he resigned following the sale of Oryx' majority ownership position in Oryx Instruments & Materials Corporation, since renamed as Oryx Instruments Corporation. Mr. Intrater is currently the President and Chief Executive Officer of Oryx Instruments Corporation. Mr. Intrater previously held various executive positions with ATI, the predecessor corporation to Oryx. Between September 1988 and May 1993, Mr. Intrater served as President of ATI and was a director since 1983. Mr. Intrater received his B.S. in Chemical Engineering from Rutgers University and a M.S. in Materials Science from Columbia University.

         JOHN H. ABELES, M.D., has been a director of Oryx since its organization in July 1993 and was Chairman of the Board of Oryx from October 1993 until April 1997. Since March 1992, Dr. Abeles has been a General Partner of Northlea Partners Ltd., Boca Raton, Florida, a private investment partnership. Since 1980, Dr. Abeles has also been President of MedVest, Inc., Boca Raton, Florida, a business and financial consulting firm. Dr. Abeles serves on the board of directors of I-Flow Corporation, Irvine, California, a publicly traded company which manufactures infusion devices, DUSA Pharmaceuticals, Inc., a publicly traded company, which is developing photodynamic therapy products, Pharma Print Corporation, which manufactures botanical products, Encore Medical Corporation, which is an orthopedic implant, concern and Ambersand Medical Inc., which is researching medical diagnostic equipment.

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

         RICHARD HUBBARD has been a director of Oryx since October 1997. Mr. Hubbard has been a director and an analyst with the VMR High Octane Fund at Value Management & Research GmbH since September 1996. The High Octane Fund invests in small to mid-cap companies worldwide. Since 1991, Mr. Hubbard has been a founding member of Namco, an African marine diamond mining and exploration company. He was a director at Acomex Ltd. where he was involved in the launch of Video Plus, a video coding and recording system, in the United Kingdom market. Mr. Hubbard was a founding partner in Connolly and Hubbard Trading, a trading company specializing in foreign exchange and commodities.

         DOUG MCBURNIE has been a director of Oryx since July 1997. Mr. McBurnie is retired. From September 1997 to December 1998, he was Senior Vice President, Computer, Consumer & Network Products Group, of VLSI Technology. In that position he was responsible for VLSI's businesses in Advanced Computing, ASIC's, Consumer Digital Entertainment and Local/Wide Area Networking. Prior to joining VLSI, Mr. McBurnie was with National Semiconductor from May 1994 to September 1997 where he was senior vice president and general manager of their Communications and Consumer Group. Previously, he was vice president and general manager of National's Local Area Network Division. Under his leadership, National became the recognized leader in networking circuits, one of the top telecom IC suppliers, and made a strong push into consumer entertainment markets. Prior to joining National Semiconductor, he held key executive positions at a number of Silicon Valley companies, including Xidex Corporation, Precision Monolithics and Fairchild Semiconductor. Mr. McBurnie holds a bachelor of arts degree in business administration from Baldwin Wallace College in Berea, Ohio.

         THOMAS GUZEK has been a director of Oryx since April 2000. Mr. Guzek is Chief Marketing Officer of Tii Network Technologies (NASD:Tiii) a leading developer of home gateway communications products since July 2000. Prior to joining Tii , Mr. Guzek held the position of V.P., General Manager, Cooper Electronic Technologies, a leading manufacturer of circuit protection and power management components. Mr. Guzek spent almost twenty years in various sales and marketing positions with Cooper Industries, (NYSE:CBE), a Fortune 100 manufacturer of electrical, electronic and tools products. Mr. Guzek joined Cooper Industries in 1981. Mr. Guzek holds a BSEE from the State University of New York at Buffalo.

         All directors are elected annually by the stockholders of Oryx and serve until their respective successors are duly elected and qualified.

Board Committees and Meetings

         During the fiscal year ending February 28, 2001, there were seven meetings of our board of directors. Each Board member attended 70% or more of the aggregate of the meetings of the board of directors and the meetings of all committees of the board of directors on which he served except for John Abeles who attended 57% of such meetings.

         The compensation committee was established on March 28, 1995. The members of the compensation committee are Dr. John H. Abeles, Jay M. Haft and Richard Hubbard, none of whom is employees of Oryx. The compensation committee makes recommendations with respect to compensation of senior officers and granting of stock options and stock awards. The compensation committee met once during the fiscal year ended February 28, 2001.

         The audit committee was established on March 28, 1995. The members of the audit committee are Jay Haft, and Ted Morgan, neither of whom is an employee of Oryx. The functions of the audit committee are to approve the scope of the audit, review the auditor's reports and comments, and monitor the internal auditing procedures of Oryx. The audit committee met once every quarter during the fiscal year ended February 28, 2001.

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

         To our knowledge, based solely on a review of the copies of such reports and amendments thereto furnished to us and written representations from the reporting persons that no other reports were required during the fiscal year ended February 28, 2001, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended February 28, 2001.

Item 10.          Executive Compensation.

Cash Compensation

         The following table sets forth the total compensation earned by the Chief Executive Officer and the other executive officers of Oryx whose total salary and compensation exceeded $100,000 for services rendered in all capacities for the year ended February 28, 2001 and for the years ended February 29, 2000 and February 28, 1999.

Summary Compensation Table

Name and                Fiscal                              Other Annual    All Other
Principal Position      Year       Salary       Bonus       Compensation    Compensation
------------------      ------     --------    -------      ------------    ------------

Philip Micciche,        2001       $176,000                  $   6,228(1)     $     -
President & Chief       2000       $160,000                  $   3,817(1)     $     -
Executive Officer       1999       $158,542                  $       -        $     -

Mitchel Underseth       2001       $90,500     $    -        $       -        $     -
Chief Financial         2000       $135,750    $    -        $   8,765(2)     $     -
Officer                 1999       $126,377    $    -        $   3,600(3)     $     -

--------------------

(1)  All other compensation consists of vehicle allowance provide to Mr.
     Micciche

(2) Consisting of $1,800 in payments to Mr. Underseth in lieu of Oryx supplied health benefits and $6,965 for payment in lieu of accrued vacation time.

(3) Other annual compensation consists of payments to Mr. Underseth in lieu of Oryx supplied health benefits.

         The following table sets forth as to the Chief Executive Officer and each of the executive officers named under the Summary Compensation Table, certain information with respect to options to purchase shares of common stock of Oryx as of and for the year ended February 28, 2001. We did not grant any options to officers for the fiscal year ended February 28, 2001.

Year and Fiscal Year-End Option SAR/Values

                                                                         Number of              Value of unexercised
                                                                         unexercised            in-the-money
                             Shares                                      Options/SARS at        Options/SARS
                             Acquired                                    FY-end (#)              at FY-end ($)
                             on                  Value                   exercisable/           exercisable/
Name                         Exercise (#)        Realized ($)            unexercisable          unexercisable(1)
-----------------            ------------        ------------            ---------------        --------------------
Philip Micciche               -                   -                      755,014/124,986        0/0
Mitchel Underseth             -                   -                      322,942/147,058        0/0
Andrew Intrater               -                   -                      340,345/45,282         0/0

--------------------
(1) Calculated on the basis of the closing price of $0.8125 per share on February 28, 2001 minus the exercise price.

Employment Agreements

         We entered into an employment agreement dated as of March 15, 1999 with Mr. Philip Micciche, Chief Executive Officer, terminable by either party, providing for annual compensation of $160,000 to Mr. Micciche from March 1, 1999 through the end of February 2000 and $176,000 from March 1, 2000 through the end of February 2001. Bonuses or incentive compensation and additional stock option grants may be paid or granted in the sole discretion of the board of directors. In the event Mr. Micciche is terminated without cause by us, he will receive all compensation and benefits for the remaining term of the employment agreement. In May 2001, this employment agreement was extended an additional twelve months through the end of February 2002, at the current compensation of $ 176,000 per annum.

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

         We currently offer basic health and major medical insurance to our employees. We have adopted a non-contributory 401(k) plan for our employees who wish to participate on a voluntary basis, but no retirement, pension or similar program has been adopted by us.

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

         There are issued and outstanding options to purchase an aggregate of 2,801,578 shares of common stock pursuant to the plan. The following officers and key employees of Oryx have been granted options under the plan at the weighted-average exercise prices described below as of April 30, 2001:

                                                         Average
                                     Number              Exercise
Name                                 of Shares           Price
-------------------                  ----------          ----------
Philip Micciche                      880,000             $    1.449
Mitchel Underseth                    470, 000            $    1.666
Andrew Intrater                      385,627             $    1.666


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

         The exercise price of the options granted under the 1995 and 1996 directors plans will equal the fair market value of our common stock on the date of grant. The options are not transferable, except upon the death of the optionee. In the event of an optionee's disability, all options granted will immediately vest, and in the event of an optionee's death, all options will similarly vest but expire one year thereafter. In the event the optionee voluntarily resigns from the board of directors or ceases to serve as a board member, options that are vested through the date of such resignation or cessation may be exercised for a period of three months thereafter. Both the 1995 and 1996 directors plans provide, respectively, that such plan may not be amended more than once every six months, other than to comport with changes in the Internal Revenue Code of 1986, as amended, the Employee Retirement Income Security Act, or the rules thereunder. The Compensation Committee has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option under the 1995 directors plan or the 1996 directors plan.

         On April 20, 2000, Tom Guzek was granted options to purchase an aggregate of 30,000 shares of our common stock, issued from the 1996 directors plan.


Subsidiary Stock Plans

         In November 1995, our subsidiary, SurgX Corporation, adopted a stock option plan under which the board of directors of SurgX granted options to management to purchase Class B common shares in the subsidiary at the fair market value of such shares as determined by the SurgX board of directors. Class B common shares authorized for issuance in SurgX are identical to the 10,000,000 shares of Class A common shares owned by us, except that the Class A common shares possess a liquidation preference. 1,500,000 million shares of SurgX Class B common shares are available for issuance under this stock plan. Such options are not transferable except in the event of a public offering of the subsidiary's stock, and may be re-purchased by us at our option. Grants under the plan are for amounts, vesting periods and option terms established by the SurgX board of directors. As of April 30, 2000, there were 304,000 SurgX stock options granted which are all fully vested and exercisable.


Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the beneficial ownership of the our common stock as of April 30, 2001

         o by each person who is known to us to be the owner of more than 5% of our common stock;

         o    by each of our directors;

         o    by each of our executive officers; and

         o    by all directors and executive officers of Oryx as a group.

         As of April 30, 2001, there were issued and outstanding 16,704,671 shares of our common stock.

                                       Number of Shares of         Percent of
Name and Address                       common stock                Beneficial
or Identity of Group                   Beneficially Owned          Ownership
-----------------------------          -------------------         ----------
Philip J. Micciche (1)                        821,676                 4.9%
1100 Auburn Street
Fremont, CA  94538

Mitchel Underseth (2)                         350,814                 2.1%
1100 Auburn Street
Fremont, CA  94538

Andrew Intrater (3)                           561,365                 3.4%
1100 Auburn Street
Fremont, CA  94538

Dr. John Abeles (4)                           429,132                 2.6%
2365 Northwest 41st Street
Boca Raton, FL  33431

Jay M. Haft (5)                               142,650                 *
1001 Brickell Bay Dr, 9th Fl.
Miami, FL 33131

Richard Hubbard (6)                            45,000                 *
130, The Minories
London EC3N1NT
United Kingdom

Doug McBurnie (7)                              45,000                 *
18346 You Bet Road
Grass Valley, CA 95945

Thomas Guzek (8)                               20,000                 *
16261 Berry View Court
Ballwin, Missouri 63011

Windstar Investments N.V. (9)               1,084,220                 6.5%
200 East Broward Blvd.,
Suite 1900
Fort Lauderdale, FL  33302

VMR High Octane Fund (10)                     842,105                 5.0%
c/o Meespierson Fund Services
18-20 North Quay
Douglas, Isle of Man 1M991M

All executive officers and                  2,372,739                14.2%
directors as a group
(8 persons) (11)


                                                        (Footnotes on next page)

(Footnotes from previous page)

*    Represents less than 1% of the outstanding shares

(1) Represents shares subject to stock options exercisable as of April 30, 2001 or within 60 days thereafter.

(2) Represents shares subject to stock options exercisable as of April 30, 2001 or within 60 days thereafter.

(3) Includes 182,833 shares of common stock held by Mr. Intrater. Also includes 310,157 shares subject to stock options exercisable as of April 30, 2001 or within 60 days thereafter.

(4) Includes 227,007 shares of common stock held by Northlea Partners Ltd. of which Dr. Abeles is the General Partner, and 35,000 shares issuable upon conversion of Series A preferred stock also held by Northlea Partners. Also includes 9,375 shares of common stock issuable upon exercise of certain bridge warrants. Includes 37,750 shares of common stock issuable upon conversion of warrants, held by Northlea Partners. Also includes 105,000 shares subject to stock options exercisable as of April 30, 2001 or within 60 days thereafter.

(5) Includes 105,000 shares subject to stock options exercisable as of April 30, 2001 or within 60 days thereafter. Also includes 22,650 shares of common stock issuable upon conversion of warrants.

(6) Represents shares subject to stock options exercisable as of April 30, 2001 or within 60 days thereafter.

(7) Represents shares subject to stock options exercisable as of April 30, 2001 or within 60 days thereafter.

(8) Represents shares subject to stock options exercisable as of April 30, 2001 or within 60 days thereafter.

(9) Includes 507,553 shares of common stock issuable upon conversion of warrants.

(10) Includes an aggregate of 1,611,370 shares issuable upon exercise of warrants and stock options and conversion of Preferred Stock, included pursuant to notes (1)-(9).


Item 12.          Certain Relationships and Related Transactions

         In July, 1998, we extended an unsecured loan in the aggregate principal amount of $35,000 to Mitchel Underseth, Chief Financial Officer and a director of the Oryx to the terms of a promissory note. The note bears interest of seven percent (7.0%) per annum and is payable in full on the earlier of July 15, 2000 or thirty days after Mr. Underseth's full-time employment with Oryx is terminated. Principal and interest under the note are payable in full on such maturity date. As of February 28, 2001, there was outstanding principal and interest of $9,041 under the note. Due to Mr. Underseth's current part-time employment status, the term of his note was extended to July 15, 2001.

         In February 1999, we received approximately 55,000 shares of common stock of Applied Magnetics Corp., or Applied Magnetics, assigned to us by our Chief Executive Officer, Philip Micciche. Mr. Micciche received shares pursuant to a non-competition agreement executed by Mr. Micciche in connection with his providing consulting services to DAS Devices, Inc., a magnetic read-write head manufacturer that recently merged with Applied Magnetics. The shares of Applied Magnetics common stock received by us were sold on July 1, 1999.

         Oryx is paying legal costs incurred by Philip Micciche, our Chief Executive Officer, and Mitchel Underseth, our Chief Financial Officer, in connection with Comdisco, Inc. v. Micciche, Underseth, et al filed in Santa Clara County Superior Court, in which Messrs. Micciche and Underseth have been named, individually, as defendants. At our request, Messrs. Micciche and Underseth were named as advisors to DAS Devices, Inc. prior to its acquisition by Applied Magnetics in order to attempt to maximize our equity investment in DAS Devices. Messrs. Micciche and Underseth were named as defendants in a lawsuit brought by Comdisco, Inc. in connection with alleged defaults under a leasing agreement between Comdisco and DAS Devices. As of April 30, 2001, Oryx had paid an aggregate of $62,044 in legal expenses in connection with this matter.

         In July 2000, we purchased 1,851,851 shares of Series A Preferred Stock of S2 Technologies, Inc. for a total purchase price of $500,000. Mark Underseth, Chief Executive Officer of S2 Technologies, Inc. is the brother of Mitchel Underseth, Chief Financial Officer of Oryx. Mitchel Underseth did not participate in Oryx's due diligence or negotiation with respect to Oryx's transaction with S2 Technologies, Inc. and abstained from voting or discussion when Oryx's Board of Directors considered this matter.

Item 13.          Exhibits and Reports on Form 8-K.

         (a)      Financial Statements and Schedules

         The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

         (b)      Reports on Form 8-K

         We did not file any Reports on Form 8-K with the Commission during the fiscal quarter ended February 28, 2001.

         (c)      Exhibits

Exhibit No.       Description of Exhibits
-----------       -----------------------

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

Exhibit No.       Description of Exhibits
-----------       -----------------------

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

Exhibit No.       Description of Exhibits
-----------       -----------------------

10.20             Agreement between the Registrant and Cooper Bussmann dated
                  July, 1996 (13)
10.21             Agreement between the Registrant and National Semiconductor dated June 7, 1996 (13)
10.22             Agreement between the Registrant and LSI Logic dated September
                  30, 1996 (13)
10.23             Agency Agreement between the Registrant and Yorkton
                  Securities, Inc. dated December 4, 1996, as amended January
                  23, 1997 (9)
10.24             Form of Subscription Agreement between the Registrant and
                  various investors in Yorkton Private Placement dated December
                  4, 1996 (10)
10.25             Asset Purchase Agreement relating to the acquisition of Power
                  Sensors Corporation by Oryx Power Products Corporation dated
                  December 19, 1996 (8)
10.26             Stock Purchase and Reorganization Agreement by and among the
                  Registrant, Corus Investment, Ltd. and Oryx Instruments and
                  Materials Corporation Dated February 27, 1998 (11)
10.27             Stockholders' Agreement Dated February 27, 1998 (11)
10.28             Pledge Agreement Dated February 27, 1998 (11)
10.29             Promissory Note Dated February 27, 1998 (11)
10.30             Asset Purchase Agreement by and among the Registrant, Todd
                  Power Corporation and Oryx Power Products Corporation Dated
                  March 2, 1998 (12)+
10.31             License Agreement with IRISO Electronics Limited (14)
10.32             Stock Purchase Agreement with IRISO Electronics Limited (14)
10.33             Agreement with Office of Naval Research (14)
10.34             DAS Devices Inc. Preferred Stock Purchase Agreement (14)
10.35             Arvind Patel Separation Agreement (14)
10.36             Amended Cooper Bussmann License Agreement (14)
10.37             Revolving Account Transfer and Purchase Agreement (14)
10.38             First Amendment to Loan Agreement (14)
10.39             Revolving Credit Promissory Note (14)
10.40             Second Amendment to Loan Agreement (14)
10.41             Market Access Program Marketing Agreement dated as of August
                  7, 1998, by and between the Registrant and Continental Capital
                  & Equity Corporation. (15)
10.42             Term Promissory Note dated February 27, 1998 payable to KBK
                  Financial, Inc. (14)
10.43             Loan Agreement dated May 29, 1997 with KBK Financial, Inc.(14)
10.44             Note and Stock Purchase Agreement and Release dated November
                  6, 1998 by and among the Registrant, Corus Investment LTD. and
                  Oryx Instruments and Materials Corporation. (16)
10.45             Promissory Note payable by Mitch Underseth dated July 15,
                  1998 (17)
10.46             Assignment Agreement between Philip J. Micciche and Registrant dated November 24, 1998 (17)
10.47             Extension Rent Agreement between ProLogis LP and Registrant dated April 12, 1999 (17)
10.48             Employment Agreement between Registrant and Phillip J.
                  Micciche dated March 15, 1999.(18)
10.49             Oryx Ventures, LLC Operating Agreement dated as of May 18,
                  2000. *
10.50             Amendment No. 1 to Intellectual Property Rights License
                  Agreement by and between the Registrant and Cooper Bussmann, dated April 10, 2000. *
10.51             Consulting Agreement by and between Oryx Ventures, LLC and
                  Aptix Corporation dated as of November 1, 2000 (services
                  provided by Philip Micciche). *
10.52             Consulting Agreement by and between Oryx Ventures, LLC and
                  Aptix Corporation dated as of November 1, 2000 (services
                  provided by Mitchel Underseth). *
10.53             Intellectual Property Rights License Agreement by and between
                  SurgX Corporation and Cooper Bussmann dated as of October 2,
                  1997, as amended. * (14)
10.54             Manufacturing and Supply Agreement by and between SurgX
                  Corporation and Cooper Electronics Technologies dated as of
                  May 1, 2000. *
10.55             First Amendment to License Agreement by and between the
                  Registrant and Oryx Advanced Materials, Inc. dated as of March
                  1, 2001. *
10.56             Series A Preferred Stock Purchase Agreement by and among LOTS
                  Technology, Inc., Oryx Ventures, LLC and the other investors named therein dated as of July 30, 1999. *
10.57             Series A Preferred Stock Purchase Agreement by and among S2
                  Technologies, Inc., Oryx Ventures, LLC and the other investors named therein dated as of July 20, 2000. *
10.58             NetConversions, Inc. Unsecured Convertible Promissory Note
                  payable by NetConversions, Inc. to Oryx Ventures, LLC dated as of June 12, 2000. *
10.59             Business Consultant and Management Agreement by and between
                  Oryx Ventures, LLC and LOTS Technology, Inc. dated as of June
                  13, 2000. *
10.60             Business Consultant and Management Agreement by and between
                  Oryx Ventures, LLC and S2 Technologies, Inc dated as of July
                  20, 2000. *
10.61             Employment Agreement by and between between the Registrant and
                  Phillip J. Micciche dated May 16, 2001. *
10.62             Amendment to Promissory Note for Mitchel Underseth dated July
                  15, 2000. *
21                Subsidiaries of the Registrant (5)
23.1              Consent of Independent Accountants*

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

(18) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 25th day of May, 2001.

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

Signature                                Title                                  Date
---------                                -----                                  ----
/s/ Philip J. Micciche                   President, Chief                       May 24, 2001
----------------------                   Executive Officer
Philip J. Micciche                       and Director
                                         (Principal Executive
                                         Officer)

/s/ Andrew Intrater                      Secretary, Treasurer                   May 24, 2001
-------------------                      and Director
Andrew Intrater

/s/ Mitchel Underseth                    Chief Financial                        May 24, 2001
---------------------                    Officer and Director
Mitchel Underseth                        (Principal Financial
                                         Officer and Principal
                                         Accounting Officer)

/s/ John H. Abeles                       Director                               May 24, 2001
------------------
John H. Abeles

/s/ Jay M. Haft                          Director                               May 24, 2001
---------------
Jay M. Haft

/s/ Thomas Guzek                         Director                               May 24, 2001
----------------
Thomas Guzek

/s/ Richard Hubbard                      Director                               May 24, 2001
-------------------
Richard Hubbard

/s/ Doug McBurnie                        Director                               May 24, 2001
-----------------
Doug McBurnie

Oryx Technology Corp.
Index to Consolidated Financial Statements
--------------------------------------------------------------------------------
February 28, 2001 and February 29, 2000


                                                                            Page

Report of Independent Accountants......................................     F-2

Consolidated Balance Sheet at February 28, 2001
      and February 29, 2000............................................     F-3

Consolidated Statement of Operations for the
       years ended February 28, 2001 and February 29, 2000.............     F-4

Consolidated Statement of Stockholders' Equity for the
      years ended February 28, 2001 and February 29, 2000..............     F-5

Consolidated Statement of Cash Flows for the
      years ended February 28, 2001 and February 29, 2000..............     F-6

Notes to Consolidated Financial Statements.............................     F-7

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Oryx Technology Corp.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Oryx Technology Corp. and its subsidiaries at February 28, 2001 and February 29, 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

San Jose, California
April 27, 2001

Oryx Technology Corp.
Consolidated Balance Sheets
--------------------------------------------------------------------------------

              Assets                                                           February 28,        February 29,
                                                                                   2001                2000
                                                                             -----------------   -----------------
Current assets:
  Cash and cash equivalents                                                       $ 3,306,000         $ 4,529,000
  Short term investments                                                                    -             989,000
  Accounts receivable, net of allowance for doubtful
    accounts of $0 and $40,000                                                         46,000              50,000
  Other current assets                                                                126,000             127,000
                                                                                  -----------         -----------
    Total current assets                                                            3,478,000           5,695,000

Property and equipment, net                                                           135,000             262,000
Investments                                                                           243,000                   -
Other assets                                                                            1,000              32,000
                                                                                  -----------         -----------
                                                                                  $ 3,857,000         $ 5,989,000
                                                                                  ===========         ===========

              Liabilities, Mandatorily Convertible Redeemable
                  Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable                                                                $    29,000         $    43,000
  Accrued liabilities                                                                 352,000             672,000
  Deferred revenue                                                                          -              19,000
                                                                                  -----------         -----------
    Total current liabilities                                                         381,000             734,000

Commitments and Contingencies (Note 11)

Series A 2% mandatorily convertible redeemable Preferred Stock
    $0.001 par value; 3,000,000 shares authorized;
    3,750  shares issued and outstanding                                               89,000              89,000

Stockholders' equity:
  Common Stock, $0.001 par value; 25,000,000 shares
    authorized; 16,704,671 and 16,457,682 issued and outstanding                       17,000              16,000
Additional paid-in capital                                                         25,587,000          25,237,000
Accumulated deficit                                                               (22,217,000)        (20,087,000)
                                                                                  -----------         -----------
      Total stockholders' equity                                                    3,387,000           5,166,000
                                                                                  -----------         -----------
                                                                                  $ 3,857,000         $ 5,989,000
                                                                                  ===========         ===========



   The accompanying notes are an integral part of these financial statements.

Oryx Technology Corp.
Consolidated Statements of Operations
--------------------------------------------------------------------------------


                                                                                          Year Ended         Year Ended
                                                                                         February 28,       February 29,
                                                                                             2001               2000
                                                                                         -------------      ------------

Revenue:
    Services                                                                               $    213,000        $          -
    Other                                                                                       437,000             755,000
                                                                                           -------------       ------------
                                                                                                650,000             755,000
                                                                                           -------------       ------------

Cost of Sales:
    Services                                                                                     93,000                   -
    Other                                                                                       233,000             808,000
                                                                                           -------------       ------------
                                                                                                326,000             808,000
                                                                                           -------------       ------------

Gross profit (loss)                                                                             324,000             (53,000)
                                                                                           -------------       ------------

Operating expenses:
   General and administrative                                                                 1,599,000           1,782,000
   Research and development                                                                     184,000             954,000
                                                                                           -------------       ------------
    Total operating expenses                                                                  1,783,000           2,736,000
                                                                                           -------------       ------------


Loss from operations                                                                         (1,459,000)         (2,789,000)
Interest income, net                                                                            215,000             177,000
Loss on investments, net                                                                       (877,000)                  -
Other expenses                                                                                   (7,000)            (11,000)
                                                                                           -------------       ------------
          Loss from continuing operations                                                    (2,128,000)         (2,623,000)
                                                                                           -------------       ------------

Discontinued operations:
  Income from discontinued operations                                                                 -             268,000
  Income on disposal of discontinued operations                                                       -             345,000
                                                                                           -------------       ------------
          Income from discontinued operations                                                         -             613,000
                                                                                           -------------       ------------

Net loss                                                                                     (2,128,000)         (2,010,000)
Dividends                                                                                        (2,000)             (2,000)
                                                                                           -------------       ------------
    Net loss attributable to Common Stock                                                  $ (2,130,000)       $ (2,012,000)
                                                                                           =============       ============

Basic and diluted loss per common share from continuing operations                              $ (0.13)            $ (0.17)
Basic and diluted income per common share from discontinued operations                                -                0.04
                                                                                           -------------       ------------
Basic and diluted net loss per common share                                                     $ (0.13)            $ (0.13)
                                                                                           =============       ============

Weighted average common shares used to compute basic and
                              diluted net loss per share                                     16,677,000          15,271,000
                                                                                           =============       ============

   The accompanying notes are an integral part of these financial statements.

Oryx Technology Corp.
Consolidated Statements of Stockholder's Equity
--------------------------------------------------------------------------------

                                                                                         Additional
                                                                 Common Stock          -------------
                                                                 ------------             Paid-In       Accumulated
                                                            Shares         Amount         Capital         Deficit         Total
                                                            ------         ------      -------------    -----------       -----

Balance at February 28, 1999                               13,290,464      13,000       20,144,000      (18,075,000)      2,082,000

Issuance of Common Stock upon exercise of options             446,906           -          471,000                 -        471,000

Issuance of Common Stock upon exercise of
   warrants                                                 2,639,312       3,000        4,243,000                 -      4,246,000
Issuance of stock option in exchange for
   services and employee terminations                               -           -          215,000                 -        215,000
Issuance of Common Stock in exchange
   for investor relations services                             81,000           -          152,000                 -        152,000

Issuance of warrants in exchange for investor
   relations services                                               -           -           12,000                 -         12,000

Net Loss                                                            -           -                -        (2,010,000)    (2,010,000)

Preferred Stock dividend                                            -           -                -            (2,000)        (2,000)
                                                           ----------    --------      -----------    --------------     ----------


Balance at February 29, 2000                               16,457,682      16,000       25,237,000       (20,087,000)     5,166,000

Issuance of Common Stock upon exercise of options             232,125       1,000          323,000                 -        324,000

Issuance of Common Stock upon exercise of warrants              14,864          -           12,000                 -         12,000

Issuance of stock options in exchange for services                  -           -           15,000                 -         15,000

Net Loss                                                            -           -                -       (2,128,000)     (2,128,000)

Preferred Stock dividend                                            -           -                -           (2,000)         (2,000)
                                                           ----------    --------      -----------    --------------     ----------
Balance at February 28, 2001                               16,704,671    $ 17,000      $25,587,000    $ (22,217,000)     $3,387,000
                                                           ==========    ========      ===========    ==============     ==========




   The accompanying notes are an integral part of these financial statements.

Oryx Technology Corp.
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                          Year Ended         Year Ended
                                                                                         February 28,       February 29,
                                                                                             2001               2000
                                                                                         -----------        ------------
Cash flows from operating activities:
  Net loss                                                                                 $ (2,128,000)       $(2,010,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Income from discontinued operations                                                               -           (268,000)
    Gain from sale of discontinued operations                                                         -           (345,000)
    Loss on investments                                                                         877,000                  -
    Loss from asset disposition                                                                   7,000              8,000
    Depreciation and amortization                                                               153,000            135,000
    Non-cash stock compensation                                                                  15,000            392,000
      Changes in assets and liabilities
        Accounts receivable                                                                       4,000             85,000
        Other current assets                                                                      1,000            (20,000)
        Other assets                                                                             31,000            109,000
        Deferred revenue                                                                        (19,000)           (59,000)
        Accounts payable                                                                        (14,000)           (82,000)
        Accrued liabilities                                                                    (320,000)           229,000
                                                                                            ------------       -----------
            Net cash used in continuing operations                                           (1,393,000)        (1,826,000)
            Net cash provided by discontinued operations                                              -            620,000
                                                                                            ------------       -----------
            Net cash used in operations                                                      (1,393,000)        (1,206,000)
                                                                                            ------------       -----------

Cash flows from investing activities:
  Capital expenditures                                                                          (47,000)          (100,000)
  Proceeds from assets disposition                                                               14,000             16,000
  Purchase of short term investments                                                             (4,000)          (989,000)
  Proceeds from sale of short term investments                                                  993,000            151,000
  Purchase of Investments                                                                    (1,120,000)                 -
  Proceeds from sale of discontinued operations                                                       -            400,000
                                                                                            ------------       -----------
            Net cash used by investing activities                                              (164,000)          (522,000)
                                                                                            ------------       -----------

Cash flows from financing activities:
  Payment of capital lease obligations                                                                -             (9,000)
  Repayment of notes payable                                                                          -            (19,000)
  Proceeds from exercise of warrants for Common Stock                                            12,000          4,246,000
  Proceeds from exercise of options for Common Stock                                            324,000            471,000
  Payment of dividends                                                                           (2,000)            (2,000)
                                                                                            ------------       -----------
            Net cash provided by financing activities                                           334,000          4,687,000
                                                                                            ------------       -----------
Net increase (decrease) in cash and cash equivalents                                         (1,223,000)         2,959,000
Cash and cash equivalents at beginning of period                                              4,529,000          1,570,000
                                                                                            ------------       -----------
Cash and cash equivalents at end of period                                                  $ 3,306,000        $ 4,529,000
                                                                                            ============       ===========

   The accompanying notes are an integral part of these financial statements.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   The Company

     During fiscal 2000, Oryx Technology Corp. ("Oryx" or the "Company"), a Delaware corporation, and its subsidiaries completed its strategic repositioning of the Company to a licensing entity. During fiscal 2001, the Company established a wholly owned subsidiary, Oryx Ventures, LLC, to act as an investment and management services entity. At February 28, 2001, the Company was primarily involved in the business of licensing its proprietary SurgX and Intragene technology and providing capital and management services to early stage development companies. The Company transferred the research and development of its SurgX electrostatic discharge protection technology --- SurgX liquid manufacturing processes and know-how to its licensees. Additionally, during fiscal 2000, the Company sold its Material business (see Note 4) which it has accounted for as a discontinued operations and subsequently licensed its Intragene technology.


2.   Summary of Significant Accounting Policies

     Basis of presentation
         The Company's fiscal year ends on the last day of February. The year ended February 28, 2001 is referred to as fiscal 2001. Certain prior year amounts have been reclassified to conform to current year presentation.

     Principles of consolidation
         The consolidated financial statements include the accounts of Oryx Technology Corporation and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     Cash and Cash Equivalents
         The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         The Company's investments consist primarily of commercial papers, agency debt obligations and US treasury bills, and are classified as available for sale securities. There were no material unrealized gains or losses on investments at February 29,2000.

     Concentration of credit Risks
         Our customers are primarily the licensees of our proprietary SurgX technology and the Intragene technology, and the companies we provide management services. The Company maintains reserves for potential credit losses; historically, such losses have been minor. The Company's accounts receivable are principally derived from sales in the United States.

         All transactions are denominated in U.S. dollars. Significant customers who represented 10% or more of revenue for the respective periods were as follows:

                                                  Year Ended       Year Ended
                                                 February 28,     February 29,
                                                     2001             2000
                                                 ------------     ------------

        Oryx Advanced Materials, Inc.                36%              33%
        Aptix Corporation                            27%               -
        Iriso Electronics, Co. LTD.                  18%              10%
        Cooper Electronics Technologies               9%              40%
        Government Contracts                          -               17%

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

     Investments
         The investments in the Company's portfolio companies are accounted for by either the equity method or cost method, based upon voting interests and level of influence. See Note 5 for related investment activity.

     Revenue recognition
         Revenue from research contracts in process is recognized under the percentage of completion method. Royalty and management services revenues are recognized when they are earned, contractually payable and collectability is probable. Other revenue represents royalty revenue for fiscal 2001 and royalty and research contract revenue for fiscal 2000.

     Income taxes
         Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The benefits from utilization of net operating loss carryforwards will be reflected as part of the income tax provision if and when realizable.

     Net loss per share
         Basic and diluted earnings per share for the periods presented have been computed by dividing income or loss available to common stockholders by the weighted average common shares outstanding for the period. Due to the net losses from continuing operations incurred in fiscal 2001 and 2000, all common stock equivalents (options, warrants and preferred stock) outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share in fiscal 2001 or 2000. Anti dilutive securities and common stock equivalents at February 28, 2001 which could be dilutive in future periods include common stock options to purchase 3,087,000 shares of common stock, warrants to purchase 1,110,000 shares of common stock, 3,750 shares of Series A preferred stock which may be converted into 44,000 shares of common stock and subsidiary stock options to purchase 304,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.

     Comprehensive Income
         In March 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity during a period from non-owner sources including unrealized gains and losses on available-for-sale securities. There is no difference between net loss attributable to common stock and comprehensive loss for all periods presented.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3.   Details of Balance Sheet Components

                                                                                       February 28,       February 29,
                                                                                            2001               2000
                                                                                       ------------       ------------
      Other current assets:
        Receivable from Todd Power                                                        $       -         $  65,000
        Receivable from licensees                                                            20,000                 -
        Receivable from  OAMI for sales of equipment                                         15,000                 -
        Security deposit on facility                                                         19,000                 -
        Other                                                                                72,000            62,000
                                                                                          ---------------------------
                                                                                          $ 126,000         $ 127,000
                                                                                          ===========================

      Property and equipment:
        Machinery and equipment                                                           $ 415,000         $ 467,000
        Furniture and fixtures                                                              234,000           231,000
        Leasehold improvements                                                               77,000            84,000
                                                                                          ---------------------------
                                                                                            726,000           782,000
      Less:  Accumulated depreciation                                                      (591,000)         (520,000)
                                                                                          ---------------------------
                                                                                          $ 135,000         $ 262,000
                                                                                          ===========================

      Accrued liabilities:
        Compensation                                                                      $  65,000         $ 336,000
        Professional fees                                                                   103,000           106,000
        Facilities                                                                           18,000            10,000
        Other                                                                               166,000           220,000
                                                                                          ---------------------------
                                                                                          $ 352,000         $ 672,000
                                                                                          ===========================

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

4.   Instruments and Materials Discontinued Operations

         On August 18, 1999, pursuant to the terms of an Asset Purchase Agreement dated as of June 1, 1999 by and among Oryx Technology Corp. or Oryx, and Oryx Advanced Materials Inc. or OAMI, Oryx sold to OAMI certain specified assets associated with Oryx' carbon target assembly manufacturing and related materials coating business (the "Materials" business) for a cash payment of $400,000 and the assumption of substantially all of the liabilities associated with such business. The Company retained ownership of approximately $280,000 in accounts receivable balances relating to the Materials business subsequent to the disposition. In addition, Oryx licensed to OAMI certain patents and other technology associated with the purchased assets. OAMI will pay Oryx royalty payments over ten years, with a maximum royalty payment of $2.2 million for the first three years, based on OAMI's gross profits. As of February 28, 2001, the Company has received and recognized a total of $486,000 in royalty payments from OAMI in the following periods: $249,000 for the year ended February 29, 2000, and $237,000 for the year ended February 28, 2001, which includes $100,000 received in February 2001, in exchange for an amendment to the license agreement to change the basis of the royalty payment from a percentage of gross profits to a percentage of sales.

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

         The disposal of OAMI and Oryx Instruments and Materials have been aggregated as they represent the final sale of one business segment, and the operating results of OAMI and Oryx Instruments and Materials have been segregated and reported as discontinued operations. Prior year financial statements have been restated to include the results of operations of OAMI and Oryx Instruments and Materials as discontinued operations. Revenue from discontinued operations was $1,049,000 for the year ended February 29, 2000. Income taxes related to the discontinued operations and the tax benefit resulting from the gain on disposal of the OAMI business were immaterial. Transaction costs related to the OAMI disposal were $55,000. The Company has no remaining assets or liabilities relating to the Instruments and Materials business as of February 28, 2001.

5.   Investments

     During fiscal 2001, the Company established Oryx Ventures, LLC to act as an investment and management services entity.

         The Company's investment portfolio are early stage development companies that generate net losses, and it expects these losses to continue in the future. On a quarterly basis, the carrying value of the Company's ownership interest and advances in each of its portfolio companies is evaluated for possible impairment. In assessing the carrying value for each portfolio company, the achievement of financial plan objectives and milestones, overall market conditions for their products or services, assessment of competitive technologies and the ability to raise capital for future funding requirements is considered.

         The various interests that the Company has acquired in its portfolio companies are accounted for by either the equity method or cost method. The Company does not anticipate accounting for its investment using the consolidation method, as the Company's investment strategy does not contemplate obtaining greater than 50% voting rights or effective control of its portfolio companies. The applicable accounting method used to record investments in portfolio companies is determined by the Company's voting interest and level of influence the Company exercises over each portfolio company. In general the Company will use the equity method when its ownership level exceeds 20% but is not greater than 50%. When the Company's ownership is less than 20% and the Company does not exercise significant influence it uses the cost method. Whether or not the Company exercises significant influence with respect to a portfolio company depends on an evaluation of several factors including: its management capacity and decision making authority relative to the management services the Company provides to the portfolio company, level of representation on the portfolio company's board of directors and level of voting rights associated with its equity holdings.

         To date, the Company has invested in three technology companies: LOTS Technology, Inc., a developer of digital optical storage technology, NetConversions, an early-stage, data marketing company with a proprietary technology that allows for real-time analysis of consumer online buyer behavior, and S2 Technologies, Inc., an early-stage middleware and software tools development company.

         LOTS Technology ("LOTS") proprietary technology is a replacement product for the high-end magnetic media drives that can no longer keep pace with the growth in digital data storage. LOTS, which developed the technology with major funding from government contracts, plans to supply large-volume data storage systems to three broad markets of commercial and government customers, including general purpose computing, networked data storage, digital video and data acquisition system companies. The Company made a direct investment of $500,000 in LOTS and has received additional equity in the form of stock options for its senior advisory services with the Company's total ownership in excess of 6.5%. As of April 2001, the Company has fulfilled its obligations under its management service agreement and is no longer providing any other services. Based upon the adverse conditions of the private equity capital markets during the fourth quarter of fiscal 2001, there is greater uncertainty concerning the outlook for privately funded companies and there can be no assurance that LOTS will be successful raising sufficient funding to support its current business model. The Company fully reserved the $500,000 investment during the fourth quarter of fiscal 2001.

         NetConversions, Inc, ("NetConversions") has a solution that incorporates an innovative approach to behavior profiling and promotions, allowing e-commerce managers maximum flexibility to change their website marketing. The product is a turnkey ASP solution that requires minimal client integration and engineering. The Company has provided a bridge loan of $100,000 to NetConversions that is convertible to equity at a discounted rate. The Company fully reserved the balance due to NetConversions' industry and financing issues as of November 30, 2000. Based upon the adverse conditions of the private equity capital markets there is greater uncertainty and there can be no assurance that NetConversions will be successful raising sufficient funding to support its current business model.

         In August 2000, the Company invested $500,000 in S2 Technologies ("S2"). The Company is also providing senior management advisory services in exchange for additional equity in S2. The Company's total ownership in S2 is in excess of 25.5%. S2's focus is to provide value-added tools that address the development, integration and verification phases of the embedded software. The goal is to increase software developers' and engineers' productivity and improve their products time to market. S2 has entered into a beta agreement with LSI Logic and it expects to release its first product in late summer 2001. S2 is currently in the process of raising its second round of financing and is currently in the process of presenting to numerous top tier venture capital funds. Subsequent to year end, the Company has made a commitment to fund approximately $250,000 out of a total of $350,000 to S2 in the form of a bridge loan. Given the limited capital resources of S2 at the time the Company made its original investment, the Company began recognizing losses in its investments in S2 based upon the Company's pro-rata share of the most recent S2 financing round. Oryx has recognized losses of S2 for the year ended February 28, 2001, totaling $257,000, which are included in loss on investments. At February 28, 2001, this investment value was $243,000. The brother of the Company's Chief Financial Officer serves as Chief Executive Officer of S2.

         Summarized unaudited financial information for S2 Technologies, Inc. for the fiscal year ended February 28, 2001 is as follows:

                                            At February 28, 2001
                                           ---------------------

Current assets                                   $ 322,000
Non-current assets                                  54,000
Current liabilities                                 36,000
Non-current liabilities                                  -
Redeemable preferred stock                         700,000


                                                 Year Ended
                                              February 28, 2001
                                           ---------------------

Net Sales                                                -
Gross Profit                                             -
Loss from continuing operations                   (376,000)
Net loss                                          (359,000)


6.   Continental Capital & Equity Corporation Transaction

         During fiscal 1999, the Company entered into a seventeen-month marketing agreement to receive investor relations services from Continental Capital and Equity Corporation. In consideration for services to be rendered, the Company agreed to issue 162,000 shares of common stock over defined periods, 40,500 shares of common stock which are contingently issuable upon certain milestones and an immediately exercisable warrant to purchase 60,000 shares of common stock at $1.09, with a two-year term. The Company issued 81,000 and 121,500 shares of common stock to Continental Capital & Equity Corporation in fiscal 2000 and 1999, respectively, under this agreement. The Company recorded expense of $177,000 and $147,000 during fiscal 2000 and fiscal 1999, respectively, relating to the services received which was based on the Company's stock price during the fiscal years. The Company also issued the warrant during fiscal 1999 and amortized the value of $29,000 relating to the warrant over the agreement term.

7.   Series A 2% Mandatorily Redeemable Convertible Cumulative Preferred Stock

         The Company has authorized 3,000,000 shares of Preferred Stock with a par value of $0.001 per share of which 45,000 of such shares are designated Series A 2% Mandatorily Redeemable Convertible Cumulative Preferred Stock (the Series A Stock). Each share of Series A Stock may be converted, at the option of the holder, into approximately 11.67 shares of Common Stock. The Company had reserved 43,763 shares of Common Stock for issuance upon conversion of the Series A Stock as of February 28, 2001. The holders of Series A Preferred Stock are entitled to receive a cumulative dividend of $0.50 per share per annum, subject to any restrictions imposed by the Delaware General Corporation Law. The dividend is payable semi-annually. In the event of a liquidation and to the extent assets are available, the holders of the Series A Stock are entitled to a liquidation preference distribution of $25.00 per share plus accrued but unpaid dividends. A change in the majority of the voting control of the outstanding stock is considered a liquidation event which could cause the Series A stock to be redeemed. Each share of the Series A Stock is entitled to one vote per share on all matters submitted to a vote of stockholders of the Company.

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

         In 1995 and 1996, the Company adopted the 1995 and 1996 Directors Stock Option Plan (the "Directors' Plans"). The 1995 and 1996 Directors' Plan, which expires in 2005 and 2006, respectively, provide for nonstatutory stock options to be granted to nonemployee directors of the Company. The Board of Directors may terminate the Directors' Plans at anytime at its discretion. Options under the Directors' Plans are granted at prices determined by the Board of Directors, subject to certain conditions more fully described in the Directors' Plans. Generally, these conditions require that the exercise price of options granted may not be below 110% for persons owning more than 10% of the Company's capital stock and 100% for options issued to other persons of the fair market valve of the stock at the date of grant. Options must expire within ten years of grant. The 1995 and 1996 Directors' Plan provides that each nonemployee director receive options to purchase 45,000 and 30,000 shares, respectively, of the Company's Common Stock. Under the 1995 Director's Plan, shares vest in three equal annual installments of 15,000 shares on the first, second and third anniversaries of the date of the grant. Under 1996 Director's Plan, 10,000 shares vest and are exercisable upon grant with the remainder vesting in equal annual installments on the first and second anniversaries of the date of grant. The Company has 225,000 shares authorized under the 1995 Directors' Plan of which 135,000 options were outstanding with an average exercise price of $1.67 per share as of February 28, 2001. The Company has 250,000 shares authorized under the 1996 Directors' Plan of which 150,000 options were outstanding with an average exercise price of $1.80 per share as of February 28, 2001.

         In fiscal 1999, as part of its sale of the Power Products business, the Company issued non-statutory options under a special Stock Option Plan to former key employees of Oryx Power Products to purchase a total of 205,000 shares of the Company's Common Stock at an exercise price of $0.95 per share and 50,000 shares at an exercise price of $0.25 per share. As of February 28, 2001, there were no outstanding shares under this plan.

         A summary of stock option activity under the 1993 Plan, the Directors' Plans and other stock options granted is as follows:

                                          Shares                                  Weighted-
                                        Available                                  Average
                                           For                                 Exercise Price
                                          Grant              Shares               Per Share
                                        --------             ------            ---------------

Balance at February 28, 1999              377,800           3,507,421               $ 1.47

Additional shares authorized              215,000                   -
Options granted                          (270,000)            270,000               $ 1.96
Options canceled and expired              114,062            (114,062)              $ 1.43
Options exercised                               -            (446,906)              $ 1.06
                                         --------           ---------
Balance at February 29, 2000              436,862           3,216,453               $ 1.57

Additional shares authorized                    -                   -
Options granted                          (376,750)            376,750               $ 2.31
Options canceled and expired              274,500            (274,500)              $ 2.01
Options exercised                                            (232,125)              $ 1.39
                                         --------           ---------
Balance at February 28, 2001              334,612           3,086,578               $ 1.63
                                         ========           =========

         The following table summarizes information about employee stock options at February 28, 2001:


                                     Options Outstanding                                   Options Exercisable
                                     -------------------                                   -------------------
                                       Weighted-Average
                                        Remaining             Weighted-                                  Weighted-
    Range of             Number        Contractual             Average                Number              Average
Exercise Prices        Outstanding         Life             Exercise Price          Exercisable        Exercise Price
---------------        -----------     ----------------     --------------          -----------        --------------

$0.69 - 1.00             106,500           5.6                  $0.80                 71,500               $0.86
$1.07 - 1.58           1,610,078           6.4                   1.39              1,342,012                1.39
$1.79 - 2.31           1,370,000           6.3                   1.98                991,892                1.93
                       ---------                                                   ---------
   Total               3,086,578           6.3                  $1.63              2,405,404               $1.60
                       =========                                                   =========


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

         At February 28, 2001, there were 304,000 fully vested and exercisable options to purchase shares of SurgX Corporation class B common stocks. These options had an average exercise price of $0.80 and an average remaining contractual life of 4.4 years. There was no activity under the SurgX subsidiary stock option plan during fiscal 2001 and fiscal 2000. At February 28, 2001 and February 29, 2000 there were 1,196,000 shares available for grant.

         During fiscal 1998, the Company sold 333,000 Class A shares of SurgX Corporation for net proceeds of $485,000. At February 28, 2001, there were 10,333,000 Class A common shares of SurgX Corporation outstanding and with the exception of 333,000 shares of SurgX Corporation sold in fiscal 1998, all of the subsidiary Class A shares outstanding were owned by the Company.

     Fair Value Disclosures

         Had compensation cost for all the Plans been determined based on the fair value of each stock option on its grant date, as prescribed in SFAS 123, the Company's net loss and net loss per share in fiscal 2001 would have been $2,281,000 and $0.14, respectively, and in fiscal 2000 would have been $2,687,000 and $0.18, respectively.

         The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable period: dividend yields of 0% for both periods; expected volatility of 97% for fiscal 2001 and 86% for fiscal 2000; risk-free interest rate of 6.33% for fiscal 2001 and 5.98% for fiscal 2000 for options granted; and a weighted average expected option term of five years for both periods. The weighted average fair value of options granted during fiscal years 2001 and 2000 was $1.85 and $1.45, respectively. The weighted average fair value of options to purchase common shares of the Company's subsidiaries were not material during fiscal years 2001 and 2000.

     Warrants

         The following warrants at February 28, 2001, and the number of shares of the Company's Common Stock which may be purchased at exercise, were outstanding and exercisable at February 28, 2001:

  Original            Issuable        Warrant           Warrant         Warrant
  Warrants             Common       Commencement      Expiration       Exercise
 Outstanding           Shares          Date              Date            Price
 -----------          -------       ------------      ----------       --------

    37,500             37,500        Oct. 1994         Oct. 2004         $2.00
   379,000            572,290        Nov. 1994         Oct. 2004         $2.00
   400,000            400,000        Feb. 1996         Mar. 2001         $1.00
   100,000            100,000        Feb. 1996         Mar. 2001         $5.00
   -------          ---------
   916,500          1,109,790
   =======          =========


9.   Research Contracts and Development Funding

         The Company has been party to certain research contracts which are accounted for on a percentage of completion basis. Revenues and cost of sales recorded under such contracts totaled $128,000 and $216,000 during fiscal 2000. These contracts were completed during the fiscal 2000. During fiscal 2001, the Company was no longer engaged in any research contracts and no amounts for research contracts or development funding were recorded.


10.  Income Taxes

         Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on currently available evidence, that some portion or all of the deferred tax assets will not be realized. Management believes that the available objective evidence creates sufficient uncertainty regarding the realizability of deferred tax assets such that a full valuation allowance is required at February 28, 2001.

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at February 28, 2001 and February 29, 2000 are as follows:

                                                  February 28,     February 29,
                                                  2001             2000
                                                  ------------------------------

     Net operating loss carryforwards             $ 5,704,000      $  4,884,000
     R&D credit carryforwards                         309,000           436,000
     Deferred revenue                                       -             8,000
     Intangibles                                       44,000            48,000
     Fixed assets                                      (2,000)            7,000
     Other                                            277,000           271,000
                                                  ------------------------------
          Net deferred tax assets                   6,332,000         5,654,000
     Valuation allowance                           (6,332,000)       (5,654,000)
                                                  ------------------------------
          Net deferred tax assets                 $         -      $          -
                                                  ==============================


         No provision for federal income taxes has been recorded because of losses incurred. The provision for (benefit from) income taxes reconciles to the amounts computed by applying the statutory federal rate to loss before income taxes as follows:

                                                 February 28,     February 29,
                                                 2001             2000
                                                 -------------------------------

     Statutory U.S. federal tax rate             $   (724,000)    $   (683,000)
     Valuation allowance with respect
        to federal deferred tax assets                678,000          727,000
     Other                                             46,000          (44,000)
                                                 -------------------------------
     Effective tax                               $          -     $          -
                                                 ===============================

         At February 28, 2001, the Company had federal net operating loss and research and development credit carryforwards of approximately $15,640,000 and $158,675, respectively. Approximately $695,000 of the Company's net operating losses resulted from the exercise of non-qualified stock options. The benefit derived from these net operating loss carryforwards will be recorded directly to stockholders equity when realized rather than as a reduction of the income tax provision. Federal net operating loss and research and development credit carryforwards will expire on various dates from 2004 through 2021, subject to certain limitations. In accordance with Section 382 of the Internal Revenue Code, the amounts of and the benefits from net operating losses that can be carried forward are limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period. The Company's initial public offering and subsequent private placements have triggered ownership change of greater than 50% and, accordingly, the future utilization of federal net operating loss and research and development credit carryforwards generated through dates of such offerings may be limited.

11.  Commitments and Contingencies

         The Company leases its facilities and certain equipment under operating lease agreements, which expire in various periods through 2002.

         Future minimum lease obligations are payable as follows:

                                                            Operating
Year Ending February                                          Leases
                                                            ---------
    2002                                                    $ 132,000
    2003                                                        1,000
                                                            ---------
    Total minimum lease payments                            $ 133,000
                                                            =========

         Rental expense for the years ended February 28, 2001 was $260,000 offset by rent payments received from sublessees for $264,000. This compares to rental expense for the year ended February 29,2001 of $260,000, offset by rent payments received from sublessees for $87,000.

12.  Related Parties

         On February 1999, the Company received 54,455 shares of Common Stock of Applied Magnetics Corp. ("Applied Magnetics") assigned to it by the Company's Chief Executive Officer. The CEO received the shares in connection with his providing consulting services to DAS Devices, a magnetic read-write head manufacturer that recently merged with Applied Magnetics. The shares of Applied Magnetics Common Stock received by the Company in this transaction were restricted until a registration statement filed by Applied Magnetics with the Securities and Exchange Commission was declared effective by the Commission. As a result, the Company recorded $218,000 as other income equal to the fair market value of the shares received as of February 29, 2000. These shares were sold by the Company in July 1999 recording proceeds of $151,000 and a loss on sale of investment of $67,000.

         During fiscal 1999, the Company made a loan to an employee for $35,000, at a rate of 7% per annum, repayable at the earlier of July 15, 2000, or thirty days after the debtor ceases to be a full-time employee of the Company. During fiscal 2000, the due date of this loan was extended to July 15, 2001. The outstanding balance was $9,000 as of February 28, 2001 and $13,000 as of February 29, 2000.

13.  Segment Information

         The Company groups its business into two operating segments and a corporate segment (as defined by SFAS No. 131 "Disclosure about Segments and Enterprise and Related Information."): (i) SurgX, the subsidiary through which it licenses its surge protection technology; (ii) Oryx Ventures, the entity which provides strategic and management services and investment to technology-oriented start-up companies; and (iii) the corporate segment which supports and provides administrative, accounting and financial services to the operating segments, and collects royalties from our Intragene Technology.

                                                           Year Ended         Year Ended
                                                          February 28,       February 29,
                                                              2001               2000
                                                          ------------       ------------
Revenues:
  Surgx                                                     $   200,000       $    378,000
  Oryx Ventures                                                 213,000                  -
  Corporate                                                     237,000            377,000
                                                            -----------       ------------
                                                            $   650,000       $    755,000
                                                            ===========       ============

Operating loss:
  Surgx                                                     $  (287,000)      $ (1,225,000)
  Oryx Ventures                                                (287,000)                 -
  Corporate                                                    (885,000)        (1,564,000)
                                                            -----------       ------------
                                                            $(1,459,000)       $(2,789,000)
                                                            ===========       ============

Depreciation and amortization expense:
  Surgx                                                     $   144,000       $    111,000
  Corporate                                                       9,000             22,000
                                                            -----------       ------------
                                                            $   153,000       $    133,000
                                                            ===========       ============

Identifiable assets:
  Surgx                                                     $   164,000       $    292,000
  Oryx Ventures                                                 299,000                  -
  Corporate                                                   3,394,000          5,697,000
                                                            -----------       ------------
                                                            $ 3,857,000       $  5,989,000
                                                            ===========       ============

         Loss on investments, net of $877,000 for the year ended February 28, 2001 relates to the Oryx Ventures segment of which $257,000 represents losses on equity investments and $620,000 represents the loss on investments accounted for under the cost method. Included in identifiable assets of Oryx Ventures at February 28, 2001, is $243,000 which represents the value of investments accounted for under the equity method (see Note 5).

         The Company licenses its technologies both domestically and internationally and provides management services primarily domestically. Revenue by geographic region is as follows:

                                     Year Ended             Year Ended
                                    February 28,           February 29,
                                        2001                   2000
                                    -----------            ------------

Net Revenues:
  United States                       $ 530,000             $ 676,000
  Japan                                 120,000                79,000
                                      ---------             ----------
  Net Revenues                        $ 650,000             $ 755,000
                                      =========             ==========

         All sales are denominated in United States dollars. All of the Company's assets are located within the United States.