Form 10QSB
period 2001-05-31
ORYX TECHNOLOGY CORP
filed 2001-07-13
CIK 915355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)

  /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001.

                                       OR


  / / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______


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


The number of shares outstanding of the issuer's Common Stock as of May 31, 2001 was 16,704,671.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents





PART I.  FINANCIAL INFORMATION
                                                                            Page

Item 1. Financial Statements...............................................   3

Item 2.  Management's Discussion and Analysis or Plan of Operations........  10



PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.........................  28

Item 5.  Other Information.................................................  28

Item 6.  Exhibits and Reports on Form 8-K..................................  28

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

              Assets                                                            May 31,         February 28,
                                                                                 2001              2001
                                                                             -------------     --------------
Current assets:
  Cash and cash equivalents                                                   $ 3,157,000        $ 3,306,000
  Accounts receivable                                                              61,000             46,000
  Other current assets                                                             95,000            126,000
                                                                             -------------     --------------
    Total current assets                                                        3,313,000          3,478,000

Property and equipment, net                                                        99,000            135,000
Investments                                                                        92,000            243,000
Other assets                                                                            -              1,000
                                                                             -------------     --------------
                                                                              $ 3,504,000        $ 3,857,000
                                                                             =============     ==============

              Liabilities, Mandatorily Convertible Redeemable
                  Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable                                                            $    25,000        $    29,000
  Accrued liabilities                                                             390,000            352,000
                                                                             -------------     --------------
    Total current liabilities                                                     415,000            381,000


Series A 2% mandatorily convertible redeemable Preferred Stock
  $0.001 par value; 3,000,000 shares authorized; 3,750 shares
  issued and outstanding                                                           89,000             89,000

Stockholders' equity:
  Common Stock, $0.001 par value; 25,000,000 shares
    authorized; 16,704,671 issued and outstanding                                  17,000             17,000
Additional paid-in capital                                                     25,587,000         25,587,000
Accumulated deficit                                                           (22,604,000)       (22,217,000)
                                                                             -------------     --------------
      Total stockholders' equity                                                3,000,000          3,387,000
                                                                             -------------     --------------
                                                                              $ 3,504,000        $ 3,857,000
                                                                             =============     ==============




See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended
                                                                May 31,
                                                     ---------------------------
                                                         2001           2000
                                                     -----------    ------------
Revenue:
   Services                                             $ 83,000    $         -
   Others                                                 35,000         61,000
                                                     -----------    -----------
                                                         118,000         61,000
                                                     -----------    -----------

Cost of Sales:
   Services                                               57,000              -
   Other                                                  39,000        126,000
                                                     -----------    -----------
                                                          96,000        126,000
                                                     -----------    -----------

   Gross profit  (loss)                                   22,000        (65,000)
                                                     -----------    -----------

Operating expenses:
   General and administrative                            253,000        419,000
   Research and development                               51,000         22,000
                                                     -----------    -----------
    Total operating expenses                             304,000        441,000
                                                     -----------    -----------
Loss from operations                                    (282,000)      (506,000)

Interest income, net                                      37,000         66,000
Loss on investments, net                                (151,000)             -
Other income                                              10,000              -
                                                     -----------    -----------
Net loss                                                (386,000)      (440,000)
Dividends                                                 (1,000)        (1,000)
                                                     -----------    -----------
   Net loss attributable to Common Stock             $  (387,000)   $  (441,000)
                                                     ===========    ===========

   Basic and diluted net loss per common share       $     (0.02)   $     (0.03)
                                                     ===========    ===========

 Weighted average common shares used to compute
   basic and diluted net loss per share               16,705,000     16,589,000
                                                     ===========    ===========



See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Three Months Ended
                                                                                              May 31,
                                                                                     -----------------------------
                                                                                         2001              2000
                                                                                     -----------       -----------
Cash flows from operating activities:
  Net loss                                                                           $ (386,000)       $ (440,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on investments                                                                 151,000                 -
    Depreciation and amortization                                                        38,000            21,000
    Non-cash stock compensation                                                               -             7,000
      Changes in assets and liabilities
        Accounts receivable                                                             (15,000)           26,000
        Other current assets                                                             31,000            88,000
        Other assets                                                                      1,000                 -
        Accounts payable                                                                 (4,000)            1,000
        Accrued liabilities                                                              38,000          (232,000)
                                                                                     -----------       -----------
            Net cash used in operations                                                (146,000)         (529,000)
                                                                                     -----------       -----------
Cash flows from investing activities:
  Capital expenditures                                                                   (2,000)          (40,000)
  Purchase of short term investments                                                          -            (4,000)
                                                                                     -----------       -----------
           Net cash used by investing activities                                         (2,000)          (44,000)
                                                                                     -----------       -----------
Cash flows from financing activities:

  Proceeds from exercise of warrants for Common Stock                                         -            12,000
  Proceeds from exercise of options for Common Stock                                          -           324,000
  Payment of dividends                                                                   (1,000)           (1,000)
                                                                                     -----------       -----------
            Net cash provided by (used in) financing activities                          (1,000)          335,000
                                                                                     -----------       -----------
Net decrease in cash and cash equivalents                                              (149,000)         (238,000)
Cash and cash equivalents at beginning of period                                       3,306,000         4,529,000
                                                                                     -----------       -----------
Cash and cash equivalents at end of period                                           $ 3,157,000       $ 4,291,000
                                                                                     ===========       ===========


See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL

The information contained in the following Notes to Condensed Consolidated Financial Statements is condensed; accordingly, the financial statements contained herein should be reviewed in conjunction with the Company's Form 10-KSB for the year ended February 28, 2001.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The financial information for the periods ended May 31, 2001 and 2000 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its subsidiary at May 31, 2001, and the results of their operations and cash flows for the three month period ended May 31, 2001 and 2000.


NOTE 2 - INCOME (LOSS) PER SHARE

Basic and diluted earnings per share for the periods presented have been computed by dividing income or loss available to common stockholders by the weighted average common shares outstanding for the period. Due to the net losses from continuing operations incurred in fiscal 2001 and 2000, all common stock equivalents (options, warrants and preferred stock) outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share in fiscal 2001 or 2000. Anti dilutive securities and common stock equivalents at May 31, 2001 which could be dilutive in future periods include common stock options to purchase 2,897,000 shares of common stock, warrants to purchase 610,000 shares of common stock, 3,750 shares of Series A preferred stock which may be converted into 44,000 shares of common stock and subsidiary stock options to purchase 304,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.


NOTE 3 - COMPREHENSIVE INCOME

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


NOTE 4 - INVESTMENTS

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

The various interests that the Company has acquired in its portfolio companies are accounted for by either the equity method or cost method. The Company does not anticipate accounting for its investment using the consolidation method, as the Company's investment strategy does not contemplate obtaining greater than 50% voting rights or effective control of its portfolio companies. The applicable accounting method used to record investments in portfolio companies is determined by the Company's voting interest and level of influence the Company exercises over each portfolio company. In general the Company will use the equity method when its ownership level exceeds 20% but is not greater than 50%. The Company uses the cost method when the Company's ownership is less than 20% and the Company does not exercise significant influence. Whether or not the Company exercises significant influence with respect to a portfolio company depends on an evaluation of several factors including: its management capacity and decision making authority relative to the management services the Company provides to the portfolio company, level of representation on the portfolio company's board of directors and level of voting rights associated with its equity holdings.

In August 2000, the Company invested $500,000 in S2 Technologies ("S2"). The Company is also providing senior management advisory services in exchange for additional equity in S2. The Company's total ownership in S2 is in excess of 25.5%. S2's focus is to provide value-added tools that address the development, integration and verification phases of the embedded software. The goal is to increase software developers' and engineers' productivity and improve their products time to market. S2 has entered into a beta agreement with LSI Logic and it expects to release its first product in late summer 2001. S2 is currently in the process of raising its second round of financing and is currently in the process of presenting to numerous top tier venture capital funds. Subsequent to its fiscal year end, the Company made a commitment to fund approximately $250,000 out of a total of $350,000 to S2 in the form of a bridge loan. Given the limited capital resources of S2 at the time the Company made its original investment, the Company began recognizing losses in its investments in S2 based upon the Company's pro-rata share of the most recent S2 financing round. The Company recognized losses of S2 of $151,000 for the quarter ended May 31, 2001 which are included in loss on investments. At May 31, 2001, this investment value was $92,000. In June of 2001, the Company funded $250,000 of a total $350,000 convertible bridge loan to S2. The bridge loan is convertible into the next round of equity issued by S2. The brother of the Company's Chief Financial Officer serves as Chief Executive Officer of S2.

Summarized unaudited financial information for S2 Technologies, Inc. for the three months ended May 31, 2001 is as follows:


                                             At May 31, 2001
                                           ------------------
Current assets                                  $  107,000
Non-current assets                                  27,000
Current liabilities                                 41,000
Non-current liabilities                                  -
Redeemable preferred stock                         700,000


                                           Three Months Ended
                                              May 31, 2001
                                           ------------------
Net Sales                                                -
Gross Profit                                             -
Loss from continuing operations                   (211,000)
Net loss                                          (209,000)


NOTE 5 - SEGMENT INFORMATION

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


                                                                 Three Months Ended
                                                                        May 31,
                                                            -------------------------------
                                                                2001               2000
                                                            -----------        ------------
Revenues:
  Surgx                                                     $         -        $    61,000
  Oryx Ventures                                                  83,000                  -
  Corporate                                                      35,000                  -
                                                            -----------        ------------
                                                            $   118,000        $    61,000
                                                            ===========        ===========

Operating loss:
  Surgx                                                     $  (101,000)       $  (111,000)
  Oryx Ventures                                                  (7,000)           (82,000)
  Corporate                                                    (174,000)          (313,000)
                                                            -----------        ------------
                                                            $  (282,000)       $  (506,000)
                                                            ===========        ===========
Depreciation and amortization expense:
  Surgx                                                     $    36,000        $    19,000
  Corporate                                                       2,000              2,000
                                                            -----------        ------------
                                                            $    38,000        $    21,000
                                                            ===========        ===========

                                                                                    At
                                                             At May 31,        February 28,
                                                                2001               2001
                                                            -----------        ------------
Identifiable assets:
  Surgx                                                     $   126,000        $   164,000
  Oryx Ventures                                                 163,000            299,000
  Corporate                                                   3,215,000          3,394,000
                                                            -----------        ------------
                                                            $ 3,504,000        $ 3,857,000
                                                            ===========        ===========

Loss on investments, net of $151,000 for the three months ended May 31, 2001 relates to the Oryx Ventures segment representing losses on equity investments. Included in identifiable assets of Oryx Ventures at May 31, 2001, is $92,000 which represents the value of investments accounted for under the equity method (see note 4).

The Company licenses its technologies both domestically and internationally and provides management services primarily domestically. All revenues for the three month periods ended on May 31, 2001 and 2000 were generated in the United States. All sales are denominated in United States dollars. All of the Company's assets are located within the United States.


NOTE 6 - SUBSEQUENT EVENTS

On June 15, 2001, the Company's Board of Directors approved a one-for-ten reverse stock split of the Company's common stock. The reverse stock split took effect on June 19, 2001. None of the share and per share data presented in this Form 10-QSB has been adjusted to reflect this reverse stock split.

In June of 2001, the Company funded $250,000 of a total $350,000 convertible bridge loan to S2 Technologies, Inc. The bridge loan is convertible into the next round of equity issued by S2 Technologies, Inc.


Item 2. Management's Discussion and Analysis or Plan of Operations

This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended February 28, 2001. As used herein, "we", "our", "us" and the like refer to Oryx Technology Corp.

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

Business Segments


We are a technology licensing and investment and management services company with two primary focuses:

         o collecting royalties for our SurgX and Intragene technologies from our SurgX licensees, Cooper Electronics Technologies, Inc. and IRISO Electronics, Ltd., and from our Intragene licensee, Oryx Advanced Materials, Inc. and

         o maintaining our current portfolio of investments in technology start-up companies and providing management services in technology start-up companies we have invested in and others through our wholly-owned investment and management services company, Oryx Ventures, LLC.


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

Licensees

Cooper Electronics

In fiscal year 1997, an exclusive world wide, except for Japan, license was granted to Cooper Electronics for the manufacture and marketing of surface mount and connector array components using the SurgX technology. Cooper Electronics is a leading manufacturer of fuses and its target market for SurgX is the electronics market. In consideration for this license, Cooper Electronics paid us $750,000 in development funding, and, subject to terms of the license agreement, became obligated to pay royalties to us for approximately eleven years based upon Cooper Electronics' sales of SurgX surface mount components and connectors. In September of 1997, this license agreement was amended to extend its term to 20 years, expand Cooper Electronics license rights for SurgTape for board-level ESD protection, and provide SurgX with a cash advance of $1,700,000, in the form of non-refundable minimum royalties to finance further the development and commercialization of SurgTape. At this time, SurgTape has not been commercialized and activities by SurgX to develop SurgTape for board-level ESD protection have been abandoned.

During fiscal 2000, Cooper Bussmann formed Cooper Electronics Technologies, Inc. to handle research and development and sales and marketing functions in support of Cooper Bussmann, marketing products incorporating SurgX and other technologies. Cooper Electronics has a worldwide network of direct sales and representative entities and technical distribution groups responsible for the promotion and sales support of SurgX electronic protection devices.

Cooper Electronics had initially started the manufacturing of discrete components incorporating SurgX technology. In order to address the market requirements of high volume and low cost, which could not be achieved in Cooper Electronics' manufacturing facilities, Cooper Electronics initiated an offshore manufacturing arrangement with an Asian based contract manufacturer. Based upon initial forecasts, Cooper Electronics' contract manufacturer production capacity was initially sized to a capacity of ten million units of its 0805 products per month with the ability to scale capacity to handle anticipated increased demand for products incorporating SurgX technology, which to date has not materialized. Due to the slow market conditions in the electronics industry in general, coupled with high levels of inventory, Cooper Electronics' contract manufacturer has temporarily discontinued manufacturing SurgX components. Cooper Electronics' contract manufacturer will resume manufacturing operations once it receives new requirements for the four line array and the new 0603 discrete component. The 0603 discrete component is currently being sampled and in product evaluation at numerous OEMs, such as Motorola, several automotive suppliers in Europe, large Asian manufacturers such as Sharp, Aiwa, several Korean companies and others, worldwide. Cooper Electronics expects to start shipping the 0603 discrete component in volume later in 2001 pending acceptable customer commitments for the product.

Due to the transfer of SurgX product manufacturing offshore by Cooper Electronics and the reorganization of Cooper Electronics in fiscal 2000, sales of SurgX products for fiscal 2001 were under three million units, which is substantially lower than previously anticipated. However, Cooper Electronics' restructuring of its manufacturing and other operations we believe has improved its capacity to market of our SurgX technology. SurgX technology has now been designed-in products offered by more than thirty OEMs , and is also in active product evaluation with numerous major OEM's. Due to the long lead times from design wins to production orders, risk of cancellation of product programs, coupled with the recent significant downturn in the electronic components market, there can be no assurances that these design wins will result in significant sales of SurgX products in the near future, or at all.

  During fiscal year 2000, all SurgX research and development efforts were transferred from Oryx to Cooper Electronic Technologies, Inc. In fiscal 2001, a Cooper Electronics Technologies polymer devices facility was established to support the polymer development, manufacturing and marketing activities. This facility also includes technologies for several other Cooper Electronics' devices, such as supercapacitors. Cooper Electronics' manufacturing and process know-how have been utilized to improve the processing yields, the consistency and the logistics of SurgX liquid manufacturing, and the integration of SurgX liquid technology with the finished ESD protection device manufacturing.

Cooper Electronics is actively working on new product development and has developed and introduced a four-line array product which was developed to address the requirements of the cellular market. It is completing the prototype phase of a 0603 discrete component package with better protection capability, 50% lower trigger voltage and has started the initial conceptual development, leading to prototyping, of a much smaller footprint component, a 0402 package style in addition to other smaller multi line variants. In addition, Cooper Electronics has initiated a program to evaluate and develop low-cost product offerings to compete directly with low-priced diodes which will require electrical performance improvements to the liquid polymer. Additional materials development has been identified as required to upgrade the current polymer system to a much lower trigger and clamping voltage performance to be able to participate in a more significant portion of the potential market for ESD type transient voltage protection devices. The above programs aim to expand the available market segment for the SurgX polymer devices.


IRISO

In November 1997, IRISO, a manufacturer of high engineering connectors and precision metal pins for electronic equipment, made an investment of $500,000 in SurgX Corporation in exchange for an equity ownership interest of approximately three percent of the total outstanding shares of SurgX Corporation. In conjunction with this equity investment, IRISO received a fifteen-year co-license to manufacture and sell our SurgX technology exclusively in Japan for board level ESD protection. These products are marketed under the SurgX trademarks. In fiscal 1999 IRISO started volume production and sales of 0805 surface mount components. Sales in fiscal 2000 were minimal with IRISO shipping production quantities to two major OEMs and in lesser amounts to five other customers. While shipments in fiscal 2001 were up significantly at approximately 12 million units for the year, this sales level is much lower than initially forecasted. IRISO is currently shipping to eight OEMs. Additionally, there are numerous customers currently evaluating IRISO products incorporating the SurgX technology. In fiscal 2001, IRISO paid us $100,000 in licensing royalties for shipments during the year.

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

Though proven for performance and reliability, each of the traditional over-voltage protection technologies has only a narrow range of application. In addition, none achieves the desired combination of high speed, elevated power handling capability, low clamping voltage and low capacitance. Furthermore, present conventional devices and methodologies are expensive for use on all signal lines on a given circuit board. SurgX components are intended to address the low capacitance needs required for signal line protection in electronics. The major suppliers for traditional over-voltage protection products include General Semiconductor, Harris Semiconductor, Inc., Motorola Corp., Siemens Components, Inc, Semtech and Vishay.


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

SurgTape, which was to provide on-chip protection by placing SurgX-based tape inside the IC package on the leadframe was abandoned due to inconclusive test results and became expected expenditures necessary to test and commercialize this product did not warrant further development. In fiscal 2000, we entered into an agreement with Rexam Image Products which allowed Rexam, a wholly owned subsidiary of Rexam PLC, a U.K. based high technology coated films company with annual revenues of approximately $3 billion, to determine the technical feasibility of our SurgTape technology for use in on-board line transient protection and on-chip electrostatic discharge protection. Rexam paid for this evaluation in anticipation of entering an agreement with us to be the manufacturer of SurgTape. In September of 2000, Rexam put its evaluation activities on hold until we could provide a license for SurgTape to a third party and demonstrate the financial viability of this product. We are currently in discussions with an entity on licensing our SurgTape technology for a field of use outside the rights granted to our licensees in our existing license agreements. However, their can be no assurances that we will be able to enter into a commercially viable agreement for a limited field of use SurgTape license, that if a license agreement is granted that it would not be challenged by our existing licensees or that Rexam would reengage its feasibility efforts.


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

Oryx Ventures, LLC

We established Oryx Ventures, LLC, a Delaware limited liability company, in May 2000 to act as an investment and management services entity for us. Oryx Ventures is wholly-owned by Oryx Technology and is managed by Oryx Technology employees. Oryx Technology has contributed investment funds to Oryx Ventures from its existing cash balances and it plans to contribute funds from internal cash flow generated from future royalty income received from licensing our SurgX and Intragene technologies. However, at present, due to a lack of capital and adverse conditions in the capital markets, coupled with the uncertainty of future royalty income from SurgX, we are limiting the activities of Oryx Ventures primarily to management services. We have not been actively seeking additional investments since September 2000, except for participating in a bridge loan in June 2001 with our portfolio company S2 Technologies, in order to conserve cash resources at Oryx Technology Corp. As the sole member of Oryx Ventures, Oryx will receive the profits and losses from Oryx Ventures as well as any assets distributed by Oryx Ventures upon liquidation or otherwise.

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

In August 2000, we invested $500,000 in S2 Technologies ("S2"). We are also providing senior management advisory services in exchange for additional equity in the company. Our total ownership in S2 is in excess of 25.5%. S2's focus is to provide value-added tools that address the development, integration and verification phases of the embedded software. The goal is to increase software developers' and engineers' productivity and improve their products time to market. S2 has entered into a beta agreement with LSI Logic and it expects to release its first product in late summer 2001. S2 is currently in the process of raising its second round of financing. Given the limited capital resources of S2 at the time the we made our original investment, we began recognizing losses in our investments in S2 based upon our pro-rata share of the most recent S2 financing round. We recognized losses of S2 of $151,000 for the quarter ended May 31, 2001 which are included in loss on investments. At May 31, 2001, this investment value was $92,000. In June of 2001, we funded $250,000 of a total $350,000 convertible bridge loan to S2. The bridge loan is convertible into the next round of equity issued by S2.


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


Our portfolio companies as of May 31, 2001 were:

                                                                   Derivative
                                      Date of                       Ownership
                      Accounting      Initial         Voting     from Management
Company                 Method       Investment      Ownership      Services
-----------------   -------------   -------------    ---------   ---------------
Lots Technologies   Cost Method     July 7, 2000       2.2%           4.4%

S2- Technologies    Equity Method   July 20, 2000      18.5%          7.0%

Net Conversions     Cost Method     June 19, 2000      N/A            0%

Cost to support Oryx Ventures activities are primarily related to salaries expenses associated with providing management services to our portfolio companies. As of May 31, 2001 there were three executives providing management services through Oryx Ventures. Currently Oryx Ventures receives equity, fees or a combination of both as payment for providing management services to its portfolio companies and other companies in which Oryx Ventures does not have an equity investment.

Results of Operations

For the quarter ended May 31, 2001, revenues increased by $57,000 or 93% from $61,000 for the quarter ended May 31, 2000, to $118,000 for the quarter ended May 31, 2001. During the quarter ended May 31, 2000 revenue of $118,000 was composed of $35,000 from royalty revenue and $83,000 from fees generated through Oryx Ventures for providing management services. The increase in revenue is primarily attributed to the new management services fees generated from Oryx Ventures, Intragene royalty revenue, offset by the absence of sales of SurgX liquid due to the transfer of the manufacturing of SurgX liquid to our licensing companies. Revenue in the future will be derived mainly from royalties from our SurgX technology and to a lesser extent from our Intragene technology and management service fees from Oryx Ventures. Future royalties will be based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees and ability to charge fees for management services through our Oryx Ventures entity.

Gross profit increased $87,000 or 134% from a gross loss of $65,000 for the quarter ended May 31, 2000, to a gross profit of $22,000 for the quarter ended May 31, 2001. The increase in gross profit is primarily due to royalty revenue, lower cost of sales of SurgX liquid and management service fees from Oryx Ventures.

General and administrative expenses decreased from $419,000 for the quarter ended May 31, 2000, to $253,000 for the quarter ended May 31, 2001, representing a decrease of $166,000 or 40%. The decrease in general and administrative expenses during the quarter ended May 31, 2001 is primarily attributed to reductions in corporate compensation, corporate travel expenses and salaries and legal expenses related to discontinuance of investment activities in Oryx Ventures. The general and administrative expenses related to Oryx Ventures were $33,000 and $82,000 for the three month periods ended May 31, 2001 and 2000, respectively.

Research and development expenses increased from $22,000 for the quarter ended May 31, 2000, to $51,000 for the quarter ended May 31, 2001, representing an increase of $29,000 or 132%. The total research and development expenses for the quarter ended May 31, 2001 represents patent cost expenses. The $22,000 in research and development expenses for the quarter ended May 31, 2000 were expenses related to our SurgX research and development activities, which were later transferred to Cooper Electronic Technologies. We anticipate minimal research and development expenditures during the remainder of fiscal 2002, which will primarily be costs associated with maintaining our portfolio of patents.

During the quarter ended May 31, 2001, we recorded $151,000 of investment loss which represents our percentage share of the losses on S-2 Technologies, Inc. as a result of applying the equity method.

Interest income decreased by $29,000 or 44% from $66,000 for the three months ended May 31, 2000 to $37,000 for the three months ended May 31, 2001. The decrease is mainly attributable to lower balances of cash and cash equivalent and lower effective interest rates.

Liquidity and Capital Resources

Working capital decreased by $199,000 from a surplus of $3,097,000 at February 28, 2001 to a surplus of $2,898,000 at May 31, 2001. Cash and cash equivalents decreased by $149,000 from $3,306,000 at February 28, 2001 to $3,157,000 at May
31, 2001. This decrease in cash and cash equivalents is primarily due to the net loss from operations for the quarter ended May 31, 2001. We believe that we have sufficient capital to meet our anticipated working capital requirements through fiscal year 2002. However, in the event we fail to meet our fiscal year 2002 operating plan, we may need additional funding to be obtained by raising additional equity or taking other steps. If we require additional equity, there can be no assurance that such transactions can be effected in time to meet our needs, if at all, or that any such transaction would be on terms acceptable to us or in the best interest of our stockholders.

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

RISK FACTORS

A purchase of shares of our common stock involves financial risk. In deciding whether to invest, you should carefully consider the following factors, the information contained in the Form 10-KSB for the fiscal year ended February 28, 2001, this 10-QSB and the other information that we have referred to you.

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

While the license agreements for our SurgX technology contain minimum annual royalty payment requirements for the licensees to maintain their exclusive rights, there can be no assurance that the licensees will pay the minimum royalty or that these minimum payments will provide enough revenue to continue to support our operations. In the case of Cooper Electronics, minimum royalty payments through June 2001 have already been satisfied to maintain exclusivity. To date, Cooper Electronics and IRISO have shipped only limited quantities to customers of products incorporating SurgX technology.

Although we have received approximately $521,000 in royalty revenue from licensing our Intragene technology to OAMI, there can be no assurances that we will receive any future royalty revenue from OAMI. There are no minimum annual royalty payment requirements under our license with OAMI. Our future royalties from our license of the Intragene technology will be based solely upon the successful sales, marketing and manufacturing efforts of OAMI. Although we previously employed management of OAMI, OAMI is a new entity and there can be no assurances that it will be successful in manufacturing and selling products based upon the Intragene technology. We recently restructure the royalty arrangement with OAMI to take into account a slow-down in OAMI's business. There can be no assurance that we will receive any royalties in the future.

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

However, currently we do not have sufficient funds to finance our proposed strategy of seeking investments in or acquisitions of new technologies. In addition, in the event that our plans change or our cash projections and assumptions prove inaccurate, we could be required to seek additional financing to support existing operations. Our present business plan may require us to raise additional funds, however we have no current arrangements with respect to sources of additional financing, and there can be no assurance that we would be able to obtain additional financing if and when needed, or that, if available, such additional financing would be on the terms acceptable to us.

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

As a result of various other transactions previously entered by us, as of May 31, 2001, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 3,551,000 shares of common stock. This represents significant additional potential dilution for our existing stockholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these convertible securities, there may be further dilution based on the price at which we issue other securities in the future.

                                     PART II

                                OTHER INFORMATION



Item 2.   Changes in Securities and Uses of Proceeds

See Item 5 below.


Item 5.   Other Information

At a special meeting of stockholders held June 15, 2001, Oryx's stockholders approved a proposal to grant Oryx's board of directors authority to authorize a reverse stock split of its common stock in a one-for-ten ratio. At a meeting of the board of directors held the same day, the board of directors approved the one-for-ten reverse stock split in an attempt to maintain compliance with Nasdaq's minimum $1 bid requirement for continued listing on the Nasdaq SmallCap Market. However, there can be no assurance that the reverse stock split will have the desired effect or that Oryx will be able to maintain compliance with the Nasdaq continued listing requirements.

The reverse stock split took effect on June 19, 2001. Each ten shares of issued and outstanding common stock were converted into one issued and outstanding share of common stock. All fractional shares resulting from the reverse stock split were aggregated per stockholder and rounded up to the next number of whole shares of common stock. The reverse stock split was reflected on The Nasdaq SmallCap Market as of June 19, 2001. A "D" was appended to Oryx's trading symbol for the 20 trading days after June 19, 2001 so the trading community is aware of the reverse split.

On July 10, 2001 Nasdaq notified Oryx that, because the closing bid price for Oryx's common stock had been above $1.00 for a minimum of ten consecutive trading days:

        o   Oryx will remain listed on The Nasdaq SmallCap Market;

        o The Nasdaq hearing file with respect to the potential delisting of Oryx will be closed; and

        o Oryx's trading symbol would be changed from ORYXD to ORYX effective with the open of business on July 11, 2001.


Item 6.   Exhibits and Reports on Form 8-K

         (a)    None


         (b)    Reports on Form 8-K

                The Company did not file any Reports on Form 8-K during the quarter ended May 31, 2001.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ORYX TECHNOLOGY CORP.

Dated:  July 13, 2001                  By:  /s/ Philip J. Micciche
                                            ------------------------------------
                                            Philip J. Micciche
                                            President, Chief Executive Officer
                                            and Director (Principal Executive
                                            Officer)




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