Form 10QSB
period 2001-08-31
ORYX TECHNOLOGY CORP
filed 2001-10-12
CIK 915355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.



                         Commission file number: 1-12680

                              ORYX TECHNOLOGY CORP.

        (Exact name of small business issuer as specified in its charter)


                Delaware                                22-2115841
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)               Identification Number)


    4340 Almaden Expwy., Suite 220
         San Jose, California                             95118
(Address of principal executive offices)                (Zip Code)

         Issuer's telephone number, including area code: (408) 979-2955

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes [X]  No[ ]


The number of shares outstanding of the issuer's Common Stock as of August 31, 2001 was 1,670,496.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents

PART I.  FINANCIAL INFORMATION
                                                                            Page

Item 1.  Financial Statements.............................................     3

Item 2.  Management's Discussion and Analysis or Plan of Operation........    10



PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.......................    29

Item 4.   Submission of Matters to a Vote of Security Holders.............    30

Item 5.   Other Information...............................................    30

Item 6.   Exhibits and Reports on Form 8-K................................    30

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                                               ORYX TECHNOLOGY CORP.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
              Assets                                                             August 31,         February 28,
                                                                                   2001                2001
                                                                             -----------------   -----------------
Current assets:
  Cash and cash equivalents                                                        $2,628,000          $3,306,000
  Accounts receivable                                                                  69,000              46,000
  Other current assets                                                                147,000             126,000
                                                                             -----------------   -----------------
    Total current assets                                                            2,844,000           3,478,000

Property and equipment, net                                                            53,000             135,000
Investments                                                                           155,000             243,000
Other assets                                                                                -               1,000
                                                                             -----------------   -----------------
                                                                                   $3,052,000          $3,857,000
                                                                             =================   =================

              Liabilities, Mandatorily Redeemable Convertible
                  Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable                                                                 $   11,000          $   29,000
  Accrued liabilities                                                                 220,000             352,000
                                                                             -----------------   -----------------
    Total current liabilities                                                         231,000             381,000


Series A 2% mandatorily redeemable convertible Preferred Stock $0.001 par value;
    3,000,000 shares authorized;
    3,750  shares issued and outstanding,                                              89,000              89,000

Stockholders' equity:
  Common Stock, $0.001 par value; 25,000,000 shares
    authorized; 1,670,496 issued and outstanding                                       17,000              17,000
Additional paid-in capital                                                         25,597,000          25,587,000
Accumulated deficit                                                               (22,882,000)        (22,217,000)
                                                                             -----------------   -----------------
      Total stockholders' equity                                                    2,732,000           3,387,000
                                                                             -----------------   -----------------
                                                                                   $3,052,000          $3,857,000
                                                                             =================   =================


   See the accompanying notes to condensed consolidated financial statements.

                                               ORYX TECHNOLOGY CORP.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                          Three Months Ended                  Six Months Ended
                                                               August 31,                         August 31,
                                                      ---------------------------       ---------------------------
                                                         2001             2000             2001             2000
                                                      ---------         ---------       ----------       ----------
Revenue:
  Services                                            $  61,000         $       -       $  144,000       $        -
  Others                                                 48,000            83,000           83,000          144,000
                                                      ---------         ---------       ----------       ----------
                                                        109,000            83,000          227,000          144,000
                                                      ---------         ---------       ----------       ----------
Cost of Sales:
   Services                                              40,000                 -           97,000                -
   Other                                                      -            18,000           39,000          144,000
                                                      ---------         ---------       ----------       ----------
                                                         40,000            18,000          136,000          144,000
                                                      ---------         ---------       ----------       ----------

    Gross profit                                         69,000            65,000           91,000                -

Operating expenses:
   General and administrative                           245,000           435,000          498,000          854,000
   Research and development                              68,000            45,000          119,000           67,000
                                                      ---------         ---------       ----------       ----------
    Total operating expenses                            313,000           480,000          617,000          921,000
                                                      ---------         ---------       ----------       ----------

Loss from operations                                   (244,000)         (415,000)        (526,000)        (921,000)

Interest income, net                                     25,000            55,000           62,000          121,000
Loss on investments, net                               (187,000)          (40,000)        (338,000)         (40,000)
Other income                                            128,000                 -          138,000                -
                                                      ---------         ---------       ----------       ----------
Net loss                                               (278,000)         (400,000)        (664,000)        (840,000)
Dividends                                                     -                 -           (1,000)          (1,000)
                                                      ---------         ---------       ----------       ----------
    Net loss attributable to Common Stock             $(278,000)        $(400,000)      $ (665,000)      $ (841,000)
                                                      =========         =========       ==========       ==========

     Basic and diluted net loss per common share      $   (0.17)          $ (0.24)         $ (0.40)      $    (0.50)
                                                      =========         =========       ==========       ==========

 Weighted average common shares used to compute
 basic and diluted net loss per share                 1,670,500         1,670,500        1,670,500        1,667,700
                                                      =========         =========       ==========       ==========



   See the accompanying notes to condensed consolidated financial statements.

                                               ORYX TECHNOLOGY CORP.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                           Six Months Ended
                                                                                              August 31,
                                                                                        2001             2000
                                                                                     ----------       -----------
Cash flows from operating activities:
  Net loss                                                                           $ (664,000)      $  (840,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on investments                                                                 338,000            40,000
    Loss from assets disposition                                                          6,000                 -
    Depreciation and amortization                                                        76,000            42,000
    Non-cash stock compensation                                                          10,000            11,000
      Changes in assets and liabilities
        Accounts receivable                                                             (23,000)           37,000
        Other current assets                                                            (21,000)          (28,000)
        Other assets                                                                      1,000                 -
        Accounts payable                                                                (18,000)          (11,000)
        Accrued liabilities                                                            (132,000)         (268,000)
                                                                                     ----------       -----------
            Net cash used in operations                                                (427,000)       (1,017,000)
                                                                                     ----------       -----------

Cash flows from investing activities:

  Capital expenditures                                                                   (3,000)          (41,000)
  Proceeds from disposition of fixed assets                                               3,000                 -
  Proceeds from sale of short term investments                                                -           993,000
  Purchase of short term investments                                                          -            (4,000)
  Purchase of investments                                                              (250,000)       (1,120,000)
                                                                                     ----------       -----------
            Net cash used by investing activities                                      (250,000)         (172,000)
                                                                                     ----------       -----------

Cash flows from financing activities:

  Proceeds from exercise of warrants for Common Stock                                         -            12,000
  Proceeds from exercise of options for Common Stock                                          -           324,000
  Payment of dividends                                                                   (1,000)           (1,000)
                                                                                     ----------       -----------
            Net cash provided by (used in) financing activities                          (1,000)          335,000
                                                                                     ----------       -----------
Net decrease in cash and cash equivalents                                              (678,000)         (854,000)
Cash and cash equivalents at beginning of period                                      3,306,000         4,529,000
                                                                                     ----------       -----------
Cash and cash equivalents at end of period                                           $2,628,000       $ 3,675,000
                                                                                     ==========       ===========



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

The financial information for the periods ended August 31, 2001 and 2000 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its subsidiary at August 31, 2001, and the results of their operations and cash flows for the three and six month periods ended August 31, 2001 and 2000.

The consolidated  financial  statements  include the accounts of Oryx Technology
Corp.  and  its  wholly  owned   subsidiaries.   All  significant   intercompany
transactions and accounts have been eliminated.

NOTE 2 - INCOME (LOSS) PER SHARE

Basic and diluted earnings per share for the periods presented have been computed by dividing income or loss available to common stockholders by the weighted average common shares outstanding for the period. Due to the net losses from continuing operations incurred in fiscal 2001 and 2000, all common stock equivalents (options, warrants and preferred stock) outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share in fiscal 2001 or 2000. Anti-dilutive securities and common stock equivalents at August 31, 2001 which could be dilutive in future periods include common stock options to purchase 288,000 shares of common stock, warrants to purchase 111,000 shares of common stock, 3,750 shares of Series A preferred stock which may be converted into 4,400 shares of common stock and subsidiary stock options to purchase 304,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.

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

The Company's investment portfolio consists of early stage development companies that generate net losses, and it expects these losses to continue in the future. On a quarterly basis, the carrying value of the Company's ownership interest and advances in each of its portfolio companies is evaluated for possible impairment. In assessing the carrying value for each portfolio company, the achievement of financial plan objectives and milestones, overall market conditions for their products or services, assessment of competitive technologies and the ability to raise capital for future funding requirements is considered.

The various interests that the Company has acquired in its portfolio companies are accounted for by either the equity method or cost method. The Company does not anticipate accounting for its investment using the consolidation method, as the Company's investment strategy does not contemplate obtaining greater than 50% voting rights or effective control of its portfolio companies. The applicable accounting method used to record investments in portfolio companies is determined by the Company's voting interest and level of influence the Company exercises over each portfolio company. In general the Company will use the equity method when its ownership level exceeds 20% but is not greater than 50%. The Company uses the cost method when the Company's ownership is less than 20% and the Company does not exercise significant influence. Whether or not the Company exercises significant influence with respect to a portfolio company depends on an evaluation of several factors including: its management capacity and decision making authority relative to the management services the Company provides to the portfolio company, level of representation on the portfolio company's board of directors and level of voting rights associated with the Company's equity holdings.

In August 2000, through Oryx Ventures, the Company invested $500,000 in Series A Preferred stock of S2 Technologies, Inc. ("S2"). In June 2001, the Company invested $250,000 in a bridge loan, which accrues interest at 10% per annum and is convertible into a future S2 preferred stock financing or previous preferred stock series if additional financing is not completed on a timely basis. In October 2001, the Company agreed to participate in S2's second round Series B Preferred financing with an investment of $1,105,000, which includes conversion of a $250,000 bridge loan. As part of the Series B financing, the Company has the right to increase its investment in S2 through February 2002 up to an additional approximately $900,000. The Company is also providing senior management advisory services in exchange for additional equity in S2. After the $1,105,000 investment, the Company's total equity ownership in S2 will be in excess of 37% on a fully diluted basis. S2's focus is to provide value-added tools that address the development, integration and verification phases of the embedded software. Given the limited capital resources of S2 at the time the Company made its original investment, the Company began recognizing losses in its investments in S2 based upon the Company's pro-rata share of the most recent S2 financing round. The Company recognized losses of S2 of $338,000 for the six month period ended August 31, 2001 which are included in loss on investments. At August 31, 2001, this investment value was $155,000. The brother of the Company's Chief Financial Officer, Mark Underseth, serves as Chief Executive Officer of S2.

Summarized unaudited financial information for S2 Technologies, Inc. for the three and six month periods ended August 31, 2001 is as follows:


                                   Three Months Ended          Six Months Ended
                                    August 31, 2001             August 31, 2001

                                   ---------------------------------------------

Net Sales                                         -                           -
Gross Profit                                      -                           -
Loss from continuing operations            (255,000)                   (466,000)
Net loss                                   (254,000)                   (463,000)


NOTE 5 - STOCKHOLDERS' EQUITY

Stock Split
On June 15, 2001, Oryx's Board of Directors approved a one-for-ten reverse stock split of the Company's common stock. The reverse stock split took effect on June 19, 2001. All historical share and per share amounts presented in this Form 10-QSB have been restated to reflect this reverse stock split.

Warrants
During fiscal 2002, the Company entered into a seventeen and one half month marketing agreement to receive investor relations services from a third party. In July 2001, in consideration for the services, the Company issued two immediately exercisable fully vested warrants to purchase 25,000 shares of common stock at $6.52 and $3.26 per share, respectively. These warrants expire five years from the date of issuance. The Company determined the fair value of these warrants to be $110,000 which was calculated using the Black-Scholes option pricing model on the date of grant. The fair value of the warrants is being expensed on a straight-line basis over the period in which the services are being performed. As of August 31, 2001, the Company has recorded $10,000 of expense related to these services

NOTE 6 - SEGMENT INFORMATION

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

                                                                           Three Months Ended                 Six Months Ended
                                                                               August 31,                        August 31,
                                                                          2001            2000             2001               2000
                                                                     -----------      -----------      -----------      ------------
Revenues:
  Surgx                                                              $      --        $      --        $      --        $    61,000
  Oryx Ventures                                                           61,000             --            144,000             --
  Corporate                                                               48,000           83,000           83,000           83,000
                                                                     -----------      -----------      -----------      ------------
                                                                     $   109,000      $    83,000      $   227,000      $   144,000
                                                                     ===========      ===========      ===========      ============
Operating loss:
  Surgx                                                              $   (63,000)     $   (84,000)     $  (164,000)     $  (195,000)
  Oryx Ventures                                                           (4,000)        (144,000)         (11,000)        (226,000)
  Corporate                                                             (177,000)        (187,000)        (351,000)        (500,000)
                                                                     -----------      -----------      -----------      ------------
                                                                     $  (244,000)     $  (415,000)     $  (526,000)     $  (921,000)
                                                                     ===========      ===========      ===========      ============

Depreciation and amortization expense:
  Surgx                                                              $    60,000      $    19,000      $    96,000      $    38,000
  Corporate                                                                2,000            2,000            4,000            4,000
                                                                     -----------      -----------      -----------      ------------
                                                                     $    62,000      $    21,000      $   100,000      $    42,000
                                                                     ===========      ===========      ===========      ============



                                                                      At August 31, At February 28,
                                                                          2001            2001
                                                                     -----------      -----------
Identifiable assets:
  Surgx                                                              $    98,000      $   164,000
  Oryx Ventures                                                          234,000          299,000
  Corporate                                                            2,720,000        3,394,000
                                                                     -----------      -----------
                                                                     $ 3,052,000      $ 3,857,000
                                                                     ===========      ===========

Loss on investments, net of $187,000 and $338,000 for the three and six month periods ended August 31, 2001 relates to the Oryx Ventures segment representing losses on equity investments. Included in identifiable assets of Oryx Ventures at August 31, 2001, is $155,000, which represents the value of investments accounted for under the equity method (see note 4).

The Company licenses its technologies both domestically and internationally and provides management services, primarily domestically. All revenues for the three and six month periods ended on August 31, 2001 and 2000 were generated in the United States. All sales are denominated in United States dollars. All of the Company's assets are located within the United States.

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


Business Segments


We are a technology licensing and investment and management services company with two primary focuses:

      [ ] collecting royalties for our SurgX and Intragene technologies from our SurgX licensees, Cooper Electronics Technologies, Inc. and IRISO Electronics, Ltd., and from our Intragene licensee, Oryx Advanced Materials, Inc. and

      [ ] maintaining our current portfolio of investments in technology start-up companies and providing management services in technology start-up companies we have invested in and others through our wholly-owned investment and management services company, Oryx Ventures, LLC.


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

Our proprietary SurgX technology for over-voltage protection is comprised of a specialized polymer formulation containing inorganic solids, metal particles and adhesion-promoting agents which can be tailored for use against surge threats at different voltage and power levels. In fiscal 2001, we transferred all trade secrets and manufacturing know-how for SurgX liquid to our licensees to facilitate the transfer of manufacturing SurgX liquid from SurgX to our licensees.

The licensees of our SurgX technology have, to date, not been successful in shipping products incorporating our SurgX technology in significant volumes and there can be no assurances that they will be successful in generating substantial sales of products based on SurgX technology in the future.


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

Cooper Electronics had initially started the manufacturing of discrete components incorporating SurgX technology. In order to address the market requirements of high volume and low cost, which could not be achieved in Cooper Electronics' manufacturing facilities, Cooper Electronics initiated an offshore manufacturing arrangement with an Asian based contract manufacturer. Based upon initial forecasts, Cooper Electronics' contract manufacturer production capacity was initially sized to handle a monthly capacity of ten million units of its 0805 products with the ability to scale capacity to handle anticipated increased demand for products incorporating SurgX technology, which to date has not materialized. Due to the slow market conditions in the electronics industry in general, coupled with high levels of inventory, Cooper Electronics' contract manufacturer has temporarily suspended manufacturing SurgX components, except for sample quantities of the new 0603 discrete component for evaluation and qualification purposes. Cooper Electronics' contract manufacturer will resume manufacturing operations once it receives new requirements for the four line array and the new 0603 discrete component. The 0603 discrete component continues to be sampled and in product evaluation at numerous OEMs, such as Motorola, several automotive suppliers in Europe, large Asian manufacturers such as Sharp, Aiwa, Panasonic, several European and Korean companies and others, worldwide. Cooper Electronics expects to start shipping the 0603 discrete component in volume later in 2001pending acceptable customer commitments for the product.

Due to the transfer of SurgX product manufacturing offshore by Cooper Electronics and the reorganization of Cooper Electronics in fiscal 2000, sales of SurgX products by Cooper Electronics for fiscal 2001 were under three million units, which is substantially lower than previously anticipated. However, Cooper Electronics' restructuring of its manufacturing and other operations we believe has improved its capacity to market of our SurgX technology. SurgX technology has now been designed-in products offered by more than thirty OEMs , and is also in active product evaluation with numerous major OEM's. Sales to date of SurgX products in fiscal 2002 are also significantly lower than previously anticipated, partially due to the overall slowdown in the electronic industry and increased technical protection performance requirements demanded from customers that have yet to be achieved from our SurgX technology. Our SurgX technology's inability to meet more stringent technical protection requirements of new integrated circuit devices and fiber optic amplifier components is the primary cause of the shortfall in expected sales. Due to the long lead times from design wins to production orders, risk of cancellation of product programs, coupled with the recent significant downturn in the electronic components market and the increased protection performance requirements, there can be no assurance that these design wins will result in significant sales of SurgX products in the near future, or at all.

During fiscal year 2000, all SurgX research and development efforts were transferred from Oryx to Cooper Electronics. In fiscal 2001, a Cooper Electronics polymer devices facility was established to support the polymer development, manufacturing and marketing activities. This facility also includes technologies for several other Cooper Electronics' devices, such as supercapacitors. Cooper Electronics' manufacturing and process know-how have been utilized to improve the processing yields, the consistency and the logistics of SurgX liquid manufacturing, and the integration of SurgX liquid technology with the finished ESD protection device manufacturing.

Cooper Electronics is actively working on new product development and has developed and introduced a four-line array product which was developed to address the requirements of the cellular market. It is completing the prototype phase of a 0603 discrete component package with better protection capability, 50% lower trigger voltage and has started the initial conceptual development, leading to prototyping, of a much smaller footprint component, a 0402 package style in addition to other smaller multi line variants. In addition, Cooper Electronics has initiated a program to evaluate and develop low-cost product offerings to compete directly with low-priced diodes, which will require electrical performance improvements to the liquid polymer. Additional materials development has been identified as required to upgrade the current polymer system to a much lower trigger and clamping voltage performance to be able to participate in a more significant portion of the potential market for ESD type transient voltage protection devices. These programs aim to expand the available market segment for SurgX polymer devices. However, there can be no assurance that Cooper Electronics will continue its development efforts. Cooper Electronics has informed the Company that unless Cooper Electronics receives significant orders for SurgX components or finds other companies willing to share in SurgX development costs, it will significantly curtail or abandon all SurgX related development activities.

In September 2001, due to disappointing sales results of Cooper Electronics' products incorporating SurgX technology, the Company began negotiations with Cooper Electronics to amend the exclusive license agreement to allow SurgX to license its SurgX technology to other entities. However, there can be no assurance that such amendment will occur, and if it does, that we will be successful in entering into license agreements for our SurgX technology with other third parties for their own products.

IRISO

In November 1997, IRISO, a manufacturer of high engineering connectors and precision metal pins for electronic equipment, made an investment of $500,000 in SurgX Corporation in exchange for an equity ownership interest of approximately three percent of the total outstanding shares of SurgX Corporation. In conjunction with this equity investment, IRISO received a fifteen-year co-license to manufacture and sell our SurgX technology exclusively in Japan for board level ESD protection. These products are marketed under the SurgX trademarks. In fiscal 1999, IRISO started volume production and sales of 0805 surface mount components. Sales in fiscal 2000 were minimal with IRISO shipping production quantities to two major OEMs and in lesser amounts to five other customers. While shipments in fiscal 2001 were up significantly at approximately 12 million units for the year, this sales level is much lower than initially forecasted. IRISO is currently shipping to eight OEMs. Additionally, there are numerous customers currently evaluating IRISO products incorporating the SurgX technology. In fiscal 2001, IRISO paid Oryx $100,000 in licensing royalties for shipments during the year. In September 2001, IRISO committed to pay its minimum licensing royalty obligation of $200,000 for the royalty year ending September 2001.

In fiscal 2000, IRISO launched a SurgX component in a standard passive component package style, its 0805 package. Current development efforts for future products are chip and network chip for optical devices and the next generation cellular phone. Electrical performance improvements of reduced clamp voltage (trigger voltage) and electrical shorting must be achieved to create additional sales opportunities. Without these improvements, sales volume in the near term will only rise modestly.

The Company has recently  transferred the manufacturing of SurgX liquid material
to  IRISO  in  Japan.  Future  liquid  manufacturing   enhancements  and  liquid
development activities will be borne by IRISO.


Market for the SurgX Technology

As the information technology industry increases capacity and performance, faster speeds, smaller chip geometries and lower operating voltages are required. These developments have been accompanied by increases in product susceptibility to failures from over-voltage threats mainly from ESD. Failure to address these problems can result in the destruction of chips and circuitry. These threats can originate from inside or outside the products and can arise from such factors as ESD, induced lightning effects, spurious line transients and other complex over-voltage sources. During the last decade, new products have emerged to address protection of integrated circuits from ESD. Related specialized products range from wrist straps worn by electronics assembly workers, to special anti-static packaging of both components and sub-assemblies as well as board level protection devices such as diodes and varistors.

The global market for all over-voltage protection devices currently is estimated at approximately $2.1 billion and some more mature transient voltage suppression, or TVS, devices such as gas discharge tubes, varistors, and diodes. The major markets targeted for new surge protection devices and technologies, such as those represented by our technology, are telecommunication, automotive and computers. Sales of surge protection devices are divided among varistors (40%), diodes (40%), and gas discharge tubes and surge resistor networks (20%).

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

Primary Market Segment

Our licensees, Cooper Electronics and IRISO, have sole responsibility for marketing products using our SurgX technology. The TVS protection function traditionally served by the discrete TVS diode is the primary market targeted by our licensees. This market in total was approximately $800 million in calendar 2000 and consists of two segments: the low energy high frequency ESD type protection where the SurgX device is optimal in its function and the other is the much lower clamp (trigger voltage) application currently outside the SurgX specification area. Each of these segments generated approximately $400 million in total sales in calendar year 2000. To a lesser extent, our licensees will seek to participate in the varistor market, which is approximately the same size as the diode segment. In order to participate in this segment, the SurgX device must be designed to be capable of higher operating voltage and cycle capability. Within these markets the most important use criteria tend to be cost. After cost, the trigger voltage, level of capacitance, response time, size, energy handling and leakage current are important criteria. It is the latter criteria on which the SurgX technology will initially compete. The low capacitance requirement of ESD protection devices in many circuit designs will provide the initial entry into the diode market segment. Our licensees have not focused on the low price, high volume diode market since, to date, they have not been able to achieve product costs competitive with diodes or required electrical performance. However, the high volume, low-cost diode market may provide the most significant opportunity for our licensees and they are currently evaluating cost reduction and electrical enhancement initiatives to be able to compete in the high volume, low price diode market.


Product Development

Prior to fiscal year 2000, SurgX employees were dedicated to product development and SurgX's approach to the market consisted of two parallel product paths: on board-level ESD protection and on-chip ESD protection. During fiscal year 2000, all SurgX research and development efforts were transferred to Cooper Electronics.

 SurgTape, which was to provide on-chip protection by placing SurgX-based tape inside the IC package on the leadframe was abandoned due to inconclusive test results and became expected expenditures necessary to test and commercialize this product did not warrant further development. In fiscal 2000, we entered into an agreement with Rexam Image Products which allowed Rexam, a wholly owned subsidiary of Rexam PLC, a U.K. based high technology coated films company with annual revenues of approximately $3 billion, to determine the technical feasibility of our SurgTape technology for use in on-board line transient protection and on-chip electrostatic discharge protection. Rexam paid for this evaluation in anticipation of entering an agreement with us to be the manufacturer of SurgTape. In September of 2000, Rexam put its evaluation activities on hold until we could provide a license for SurgTape to a third party and demonstrate the financial viability of this product. We have recently terminated discussions with an entity with respect to licensing our SurgTape technology for a field of use outside the rights granted to our licensees in our existing license agreements. , There can be no assurances that we will be able to enter into a commercially viable agreement for a limited field of use SurgTape license with another entity or, that if a license agreement is entered into, that it would not be challenged by our existing licensees or that Rexam would restart its feasibility efforts.

Competition

Other than conventional manufacturers of over-voltage transient protective devices, the primary competitor to SurgX technology is a polymer base over-voltage protection product of Littlefuse, Inc. As SurgX components become price competitive and available in high volumes with enhanced electrical performance characteristics, our licensees will attempt to compete with conventional over-voltage transient protection manufacturers such as General Semiconductor, Harris Semiconductor, Inc., Motorola Corp., Siemens Components, Inc, Semtech and Vishay.



Oryx Ventures, LLC

We established Oryx Ventures, LLC, a Delaware limited liability company, in May 2000 to act as an investment and management services entity for us. Oryx Ventures is wholly-owned by Oryx Technology Corp. and is managed by employees of Oryx Technology. Oryx Technology Corp. has contributed investment funds to Oryx Ventures from its existing cash balances and it plans to contribute funds from internal cash flow generated from future royalty income received from licensing our SurgX and Intragene technologies. However, at present, due to a lack of capital and adverse conditions in the capital markets, coupled with the uncertainty of future royalty income from SurgX, we are limiting the activities of Oryx Ventures primarily to management services. In order to conserve cash resources at Oryx Technology Corp, we have not actively sought additional investments since September 2000, except for participating in a bridge loan in June 2001 and a proposed Series B Preferred financing in October 2001 with our portfolio company S2 Technologies. As the sole member of Oryx Ventures, Oryx will receive profits and losses from Oryx Ventures as well as assets distributed by Oryx Ventures upon liquidation or otherwise. A percentage of Oryx Ventures' profits are to be allocated to our Oryx employees who are participants therein.

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

LOTS Technology ("LOTS") proprietary technology is a replacement product for the high-end magnetic media drives that can no longer keep pace with the growth in digital data storage. The company, which developed the technology with major funding from government contracts, plans to supply large-volume data storage systems to three broad markets of commercial and government customers, including general purpose computing, networked data storage, digital video and data acquisition system companies. We made a direct investment of $500,000 in this company and have received additional equity in the form of stock options for our senior advisory services with our total ownership in excess of 6.5%. As of April 2001, we had fulfilled our obligations under our management service agreement and are no longer providing any other services. Based upon the adverse conditions of the private equity capital markets there is greater uncertainty concerning the outlook for privately funded companies and there can be no assurance that LOTS will be successful raising sufficient funding to support its current business model. We fully reserved our $500,000 investment during the fourth quarter of fiscal 2001.

NetConversions, Inc, ("NetConversions") has a solution that incorporates an innovative approach to behavior profiling and promotions, allowing e-commerce managers maximum flexibility to change their website marketing. The product is a turnkey ASP solution that requires minimal client integration and engineering. Oryx has provided a bridge loan of $100,000 to NetConversions that is convertible to equity at a discounted rate. We have fully reserved our investment in NetConversion as of November 30, 2000 due to industry conditions and financing issues. In August 2001, NetConversions effectively shut down its operations.

In August 2000, through Oryx Ventures the Company invested $500,000 in Series A Preferred of S2 Technologies, Inc. ("S2"). In June 2001, the Company invested $250,000 in a bridge loan which accrues interest at 10% per annum and is convertible into a future S2 preferred stock financing or previous preferred stock series if additional financing is not completed on a timely basis. We are also providing senior management advisory services in exchange for additional equity in S2. Our total ownership in S2 is in excess of 25% on a fully diluted basis. S2's focus is to provide value-added tools that address the development, integration and verification phases of the embedded software. The goal is to increase software developers' and engineers' productivity and improve their products time to market. S2 has entered into beta agreements with LSI Logic and Emerson Electric Co. and expects to release a beta product in October 2001 and a commercial release in first calendar quarter 2002. Given the limited capital resources of S2 at the time we made our original investment, we began recognizing losses in our investments in S2 based upon our pro-rata share of the most recent S2 financing round. We recognized losses of S2 of $187,000 and $338,000 for the three and six month periods ended August 31, 2001, respectively, which are included in loss on investments. At August 31, 2001, this investment value was $155,000.

In October 2001 the Company agreed to participate in S2's second round Series B Preferred financing with an investment of $1,105,000, which includes conversion of the $250,000 bridge loan provided to S2 in June of 2001. After this investment, our total ownership in S2 will be in excess of 37% on a fully diluted basis as part of the Series B financing Oryx has the right to increase its investment in S2 through February 2002 up to an additional approximately $900,000. (See Note 4.)

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

The various interests that we have acquired in our portfolio companies are accounted for by either the equity method or cost method. We do not anticipate accounting for any investments using the consolidation method, as our investment strategy does not contemplate obtaining greater than 50% voting rights or effective control of its portfolio companies. The applicable accounting method used to record our investments in our portfolio companies is determined by our voting interest and level of influence we exercise over each portfolio company. In general we use the equity method when our ownership level exceeds 20% but is not greater than 50%. When our ownership is less than 20% and we do not exercise significant influence we use the cost method. Whether or not we exercise significant influence with respect to a portfolio company depends on an evaluation of several factors including: our management capacity and decision making authority relative to our management services we provide to the portfolio company, level of representation on the portfolio company's board of directors and level of voting rights associated with our equity holdings.

Our portfolio companies as of August 31, 2001 were:

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
------------------------ --------------------- ---------------- ---------------------- --------------------------
Net Conversions          Cost Method           June 19, 2000    N/A                    0%
------------------------ --------------------- ---------------- ---------------------- --------------------------


Cost to support Oryx Ventures activities are primarily related to salaries expenses associated with providing management services to our portfolio companies. As of August 31, 2001 there were three executives providing management services through Oryx Ventures. Currently Oryx Ventures receives equity, fees or a combination of both as payment for providing management services to its portfolio companies and other companies in which Oryx Ventures does not have an equity investment.


Results of Operations

For the quarter ended August 31, 2001, revenues increased by $26,000 or 31% from $83,000 for the quarter ended August 31, 2000, to $109,000 ended for the quarter August 31, 2001. Revenues for the six months ended August 31, 2001 increased $83,000 or 58% from $144,000 for the six months ended August 31, 2000 to $227,000 for the six months ended August 31, 2001. The increase in revenue during the quarter ended August 31, 2001 is primarily attributed to the new management services fees generated from Oryx Ventures partially offset by a decrease in Intragene royalty revenue. The increase in revenue for the six months ended August 31, 2001 is primarily attributed to the new management services fees generated from Oryx Ventures partially offset by the absence of sales of SurgX liquid due to the transfer of the manufacturing of SurgX liquid to our licensing companies. Revenue in the future will be derived mainly from royalties from our SurgX technology and to a lesser extent from our Intragene technology and management service fees from Oryx Ventures. Future royalties will be based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees and ability to charge fees for management services through our Oryx Ventures entity.

The Company's gross profit increased from $65,000 for the quarter ended August 31, 2000, to $69,000 for the quarter ended August 31, 2001, representing an increase of $4,000 or 6%. Gross profit for the six months ended August 31, 2001 was $91,000 compared to a breakeven for the six months ended August 31, 2000. The increase in gross profit during the three months ended August 31, 2001 is primarily attributed to management services fees from Oryx Ventures offset by lower royalty revenue. The increase in gross profit for the six months ended August 31, 2001 is primarily attributed to management services fees from Oryx Ventures and lower cost of sales for SurgX liquid.

General and administrative expenses decreased from $435,000 for the quarter ended August 31, 2000, to $245,000 for the quarter ended August 31, 2001, representing a decrease of $190,000 or 44%. General and administrative expenses decreased by $356,000 or 42% from $854,000 for the six months ended August 31, 2000 to $498,000 for the six months ended August 31, 2001. The decrease in general and administrative expenses during the three and six months ended August 31, 2001 is primarily attributed to reductions in corporate compensation, corporate travel expenses, and salaries and legal expenses related to discontinuance of investment activities in Oryx Ventures. The general and administrative expenses related to Oryx Ventures were $25,000 and $58,000 for the three and six month periods ended August 31, 2001, respectively, compared to $144,000 and $226,000 for the three and six month periods ended August 31, 2000. During the three and six month periods ended August 31, 2001, the Company recognized salary expenses of $40,000 and $97,000, respectively, as cost associated with the revenue generated from management services fees from Oryx Ventures. General and administrative expenses could increase in the future if we are not able to charge fees for management services through our Oryx Ventures entity.

Research and development expenses increased by $23,000 or 51% from $45,000 for the three months ended August 31, 2000 to $68,000 for the three months ended August 31, 2001. The increase of research and development for the three months ended August 31, 2001 is primarily attributed to depreciation of equipment used primarily for research and development. Research and development expenses increased by $52,000 or 78% from $67,000 for the six months ended August 31, 2000 to $119,000 for the six months ended August 31, 2001. This increase is primary related to an increase in SurgX's patent cost expenses and depreciation of equipment used primarily for research and development. Research and development expenditures will increase during the remainder of fiscal 2002 as we have initiated development activities related to electrical performance enhancement for SurgX liquid.

Investment loss from Oryx Ventures activities, primarily consisting of our percentage share of the losses on S-2 Technologies, Inc. as a result of applying the equity method, were $187,000 and $338,000 for the three and six month periods ended August 31, 2001, respectively, compared to $40,000 for the three and six month periods ended August 31, 2000. The increase in the recorded investment loss is attributed to greater expenses from S-2 Technologies, Inc. primarily from an increase in headcount.

Interest income decreased by $30,000 or 55% from $55,000 for the three months ended August 31, 2000 to $25,000 for the three months ended August 31, 2001. Interest income decreased from $121,000 in the six months ended August 31, 2000, to $62,000 for the six months ended August 31, 2001, representing a decrease of $59,000 or 49%. The decrease is mainly attributable to lower balances of cash and cash equivalent and lower effective interest rates.

The Company recorded $128,000 as other income during the three months ended August 31, 2001. The increase over the prior year activities consists primarily of equipment rental income.


Liquidity and Capital Resources

Working capital decreased by $484,000 from a surplus of $3,097,000 at February 28, 2001 to a surplus of $2,613,000 at August 31, 2001. Cash and cash equivalents decreased by $678,000 from $3,306,000 at February 28, 2001 to $2,628,000 at August 31, 2001. This decrease in cash and cash equivalents is primarily due to the net loss from operations for the six month ended August 31, 2001 and cash used for funding a convertible bridge loan of $250,000 to S2 Technologies, Inc. We believe that we have sufficient capital to meet our anticipated working capital requirements through fiscal year 2002. However, in the event we fail to meet our fiscal year 2002 operating plan, we may need additional funding to be obtained by raising additional equity or taking other steps. If we require additional equity, there can be no assurance that such transactions can be effected in time to meet our needs, if at all, or that any such transaction would be on terms acceptable to us or in the best interest of our stockholders.

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

During fiscal years 1998 and 1999 we disposed of substantially all of our operating businesses and we are now a licensing and investment management services entity, with our primary source of income deriving from royalties from our SurgX technology licensed to Cooper Electronics and IRISO and our Intragene technology licensed to Oryx Advanced Materials, Inc. In the course of selling various business units, we disposed of operations, which had accounted for substantially all of our revenues. While we believe that this downsizing has substantially reduced our losses and enabled us to focus on key strategic businesses, the actual impact cannot be certain. In the absence of increased sales of our SurgX and Intragene technologies through our licensees which has not yet materialized, such restructuring has sharply reduced our revenues without creating opportunities to offset equally the lost revenues.

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

         o  adverse market conditions for development stage companies; and

         o the need to incur additional debt if we are unable to raise additional funds in the equity market to support our investment strategy.

We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree upon our ability to invest in early stage development companies and ensure their follow-on financing, growth and success. In addition, many of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. These investments may have a negative impact on our financial statements, as they have had in the past. Further, we may not be able to successfully develop these young companies and there can be no assurances that we will either recoup our investments or receive any return on our investment in any company.

We are dependent on the licensees of our SurgX and Intragene technologies for substantially all of our revenues.

Our future royalties from the licenses of our SurgX and Intragene technologies are based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees.

While the license agreements for our SurgX technology contain minimum annual royalty payment requirements for the licensees to maintain their exclusive rights, there can be no assurance that the licensees will pay the minimum royalty or that these minimum payments will provide enough revenue to continue to support our operations. In the case of Cooper Electronics, minimum royalty payments through June 2001 have already been satisfied to maintain exclusivity. To date, Cooper Electronics and IRISO have shipped only limited quantities to customers of products incorporating SurgX technology and there can be no assurances that either of these licensees will ever achieve any significant sales revenue for SurgX products. Further, there can be no assurance that Cooper

Electronics or IRISO will continue their respective license with us. In the event that either licensee terminates its license with us, we would suffer a material adverse impact on our business and financial condition.

Although we have received approximately $569,000 in royalty revenue from licensing our Intragene technology to OAMI, there can be no assurances that we will receive any future royalty revenue from OAMI. There are no minimum annual royalty payment requirements under our license with OAMI. Our future royalties from our license of the Intragene technology will be based solely upon the successful sales, marketing and manufacturing efforts of OAMI. Although we previously employed management of OAMI, OAMI is a new entity and there can be no assurances that it will be successful in manufacturing and selling products based upon the Intragene technology. We recently restructure the royalty arrangement with OAMI to take into account a slow-down in OAMI's business. There can be no assurance that we will receive any royalties in the future.

We may not be able to raise sufficient funds to finance further our internal operations or investments by Oryx Ventures.

At present, our primary sources of revenue are from licensing royalties payable by the licensees of our SurgX and, to a lesser extent, management service fees from Oryx Ventures and royalties from our Intragene technologies. We anticipate, based on management's internal forecasts and assumptions relating to our operations, that our existing capital resources will be sufficient to satisfy our contemplated cash requirements for at least the next twelve months.

However, currently we do not have sufficient funds to finance our proposed strategy of seeking investments in or acquisitions of new technologies. In addition, in the event that our plans change or our cash projections and assumptions prove inaccurate, we could be required to seek additional financing to support existing operations. Our present business plan may require us to raise additional funds. We are in current discussions with respect to sources of additional financing. However, there can be no assurance that we would be successful in obtaining additional financing or that such additional financing would be on terms acceptable to us.

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

Since our initial public offering in April 1994, we have not been profitable on a quarterly or annual basis except for the quarters ended May 31, 1996, August 31, 1996 and November 30, 1996. At August 31, 2001, we had an accumulated deficit of $22,882,000. We anticipate operating losses will continue through fiscal year 2002. There can be no assurance that we will receive any licensing royalty revenues from the licensees of our SurgX and Intragene technologies or that our licensees will be successful in marketing and selling products incorporating our SurgX or Intragene technologies. There can also be no assurances that our new management services and investment business related to start-up companies will be profitable in the future.

We rely on our licensees, Cooper Electronics, IRISO and Oryx Advanced Materials, to manufacture and market products incorporating our SurgX and Intragene technologies and there can be no assurance that they will be successful in doing so.

We rely exclusively on our licensees to manufacture and market products incorporating our SurgX and Intragene technologies. However, there can be no assurance that our licensees will be able to incorporate manufacturing process improvements in products using SurgX technology to further reduce product cost and enhance product performance to allow them to compete in the high volume, low price diode market. To date our licensees have not been successful in competing in this market.

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

The development, design and manufacture of technology constantly undergo rapid and significant change. We rely on our licensees, Cooper Electronics and IRISO, for technological improvements to the SurgX technology and our licensee, Oryx Advanced Materials, for technological improvements to the Intragene technology. At present, we do not support any research and development or manufacturing activities internally. Our success will depend upon our licensees' ability to maintain a competitive position with respect to our proprietary and other enhanced technology and to continue to attract and retain qualified personnel in all phases of our operations. Our business is, to a large degree, dependent upon the enhancement of the SurgX technology. Critical to our success and future profitability will be the capacity of our licensees to improve this technology. Product development and enhancement involve substantial research and development expenditures and a high degree of risk, and there is no assurance that these product development efforts will be successful, will be accepted by the market, or that such development efforts can be completed on a cost-effective or timely basis, or that there will be sufficient funds to support development efforts. There can be no assurance that future technological developments by other companies will not render existing or proposed SurgX or Intragene products uneconomical or obsolete. Further, there can be no assurance that our licensees will continue any research and development activities with respect to our SurgX technology.

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

Our common stock may be delisted from The Nasdaq SmallCap Market if we are unable to comply with Nasdaq's continued listing requirements.

Oryx must continue to meet a number of Nasdaq requirements for our common stock to continue to be listed on the Nasdaq Smallcap Market. These requirements include:

         o Net tangible assets of $2 million or more (and after November 1, 2002, in lieu of net tangible assets, stockholders' equity of $ 2.5 million or more);

         o Public float of 500,000 shares or more with a market value of $1 million or more;

         o  Minimum bid price of $ 1 or more for our common stock; and

         o At least two market makers and 300 round-lot holders for our common stock.

If Oryx fails to meet any of the Nasdaq continued listing requirements, our common stock may be subject to delisting from the Nasdaq Smallcap Market. If our common stock is delisted, the common stock will be traded on the `pink sheets" and Oryx may be subject to the "penny stock" rules promulgated by the SEC. Delisting of our common stock from the Nasdaq SmallCap Market will likely make it more difficult to trade shares of Oryx common stock and for Oryx to raise funds through an issuance of its stock.

At present, because of the uncertainty associated with our Cooper Electronics license, it is unlikely that we can count on continued royalties at a high enough level to help us achieve net worth requirements. In such case, we would be required to find additional revenue sources to meet the Nasdaq net worth requirements or to raise additional funds to satisfy such requiements. Any revenues would be offset by investments we would have to make for improvements in the SurgX technology, which could also effect our ability to satisfy the net worth requirements.

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

As a result of various other transactions previously entered by us, as of August 31, 2001, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 404,000 shares of common stock. This represents significant additional potential dilution for our existing stockholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these convertible securities, there may be further dilution based on the price at which we issue other securities in the future.





                                     PART II

                                OTHER INFORMATION

Item 2.   Changes in Securities and Uses of Proceeds

On June 15, 2001 the board of directors approved a one-for-ten reverse stock split in an attempt to maintain compliance with Nasdaq's minimum $1 bid requirement for continued listing on the Nasdaq SmallCap Market. However, there can be no assurance that the reverse stock split will have the desired effect or that Oryx will be able to maintain compliance with the Nasdaq continued listing requirements.

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

On July 7, 2001, Oryx issued two warrants each exercisable for 25,000 shares of common stock to single entity in connection with a consulting agreement for public relations services. Each warrant has a five-year term. One warrant has an exercise price of $6.52 per share and the other warrant has an exercise price of $3.26, payable in cash. The warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on June 15, 2001 and a proposal to grant Oryx's board of directors' authority to authorize a reverse stock split of its common stock in a one-for-ten ratio was approved. A total of 1,488,019 shares were held of record as of April 12, 2001, the record date for the special meeting. At the special meeting, 1,146,023 shares voted in favor of the proposal, 331,668 shares voted against and 10,328 shares abstained.

Item 5.   Other Information

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

Item 6.   Exhibits and Reports on Form 8-K

           (a) 4.16 Warrants dated as of July 7, 2001, between the Registrant and Newport Capital Consultants Inc.

               10.63 Market Access Program Marketing Agreement dated as of July 7, 2001, by and between the Registrant and Newport Capital Consultants Inc.

               10.64 Convertible Promissory Note payable by S2 Technologies Inc. dated June 2001.


           (b) Reports on Form 8-K

               The Company filed a Report on Form 8-K on June 15, 2001 to report that it would effect a one for ten reverse stock split by an amendment of its Certificate of Incorporation.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ORYX TECHNOLOGY CORP.

          Dated:  October 12, 2001            By:  /s/ Philip J. Micciche
                                                   -----------------------------
                                                   Philip J. Micciche
                                                   President, Chief Executive
                                                   Officer and Director
                                                   (Principal Executive Officer)



                                                   /s/ Mitchel Underseth
                                                   -----------------------------
                                                   Mitchel Underseth
                                                   Chief Financial Officer and
                                                   Director (Principal Financial
                                                   and Accounting Officer)