Form 10QSB
period 2001-11-30
ORYX TECHNOLOGY CORP
filed 2002-01-14
CIK 915355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)

         QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
[X]      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001.

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


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ___



The number of shares outstanding of the issuer's Common Stock as of November 30, 2001 was 1,832,834.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents





PART I.  FINANCIAL INFORMATION
                                                                            Page

Item 1. Financial Statements................................................   3

Item 2.  Management's Discussion and Analysis or Plan of Operation..........  10



PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds..........................  29

Item 4.  Submission of Matters to a Vote of Security Holders................  30

Item 5.  Other Information..................................................  30

Item 6.  Exhibits and Reports on Form 8-K...................................  30

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

              Assets                                             November 30,     February 28,
                                                                     2001            2001
                                                                 ------------    ------------
Current assets:
  Cash and cash equivalents ..................................   $  2,282,000    $  3,306,000
  Accounts receivable, net of allowance for doubtful
    accounts of $34,000 and $0 ...............................         32,000          46,000
  Other current assets .......................................        122,000         126,000
                                                                 ------------    ------------
    Total current assets .....................................      2,436,000       3,478,000

Property and equipment, net ..................................         27,000         135,000
Investments ..................................................        824,000         243,000
Other assets .................................................           --             1,000
                                                                 ------------    ------------
                                                                 $  3,287,000    $  3,857,000
                                                                 ============    ============

              Liabilities, Mandatorily Redeemable Convertible
                  Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable ...........................................   $     27,000    $     29,000
  Accrued liabilities ........................................        184,000         352,000
                                                                 ------------    ------------
    Total current liabilities ................................        211,000         381,000


Series A 2% mandatorily redeemable convertible Preferred Stock
    $0.001 par value; 3,000,000 shares authorized;
    3,750 shares issued and outstanding, .....................         89,000          89,000

Stockholders' equity:
  Common Stock, $0.001 par value; 25,000,000 shares
    authorized; 1,832,834 issued and outstanding .............         18,000          17,000
Additional paid-in capital ...................................     26,114,000      25,587,000
Accumulated deficit ..........................................    (23,145,000)    (22,217,000)
                                                                 ------------    ------------
      Total stockholders' equity .............................      2,987,000       3,387,000
                                                                 ------------    ------------
                                                                 $  3,287,000    $  3,857,000
                                                                 ============    ============

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended           Nine Months Ended
                                                         November 30,                 November 30,
                                                  --------------------------    --------------------------
                                                      2001          2000            2001          2000
                                                  -----------    -----------    -----------    -----------
Revenue:
  Services                                        $    52,000    $   121,000    $   196,000    $   121,000
  Others                                              246,000         54,000        329,000        198,000
                                                  -----------    -----------    -----------    -----------
                                                      298,000        175,000        525,000        319,000
                                                  -----------    -----------    -----------    -----------

Cost of Sales:
   Services                                            36,000         31,000        133,000         31,000
   Other                                                 --           53,000         39,000        197,000
                                                  -----------    -----------    -----------    -----------
                                                       36,000         84,000        172,000        228,000
                                                  -----------    -----------    -----------    -----------

    Gross profit                                      262,000         91,000        353,000         91,000
                                                  -----------    -----------    -----------    -----------

Operating expenses:
   General and administrative                         307,000        409,000        805,000      1,263,000
   Research and development                            76,000         97,000        195,000        164,000
                                                  -----------    -----------    -----------    -----------
    Total operating expenses                          383,000        506,000      1,000,000      1,427,000
                                                  -----------    -----------    -----------    -----------

Loss from operations                                 (121,000)      (415,000)      (647,000)    (1,336,000)

Interest income, net                                   16,000         49,000         78,000        170,000
Loss on investments, net                             (186,000)      (188,000)      (524,000)      (228,000)
Other income                                           29,000           --          167,000           --
                                                  -----------    -----------    -----------    -----------
Net loss                                             (262,000)      (554,000)      (926,000)    (1,394,000)
Dividends                                              (1,000)        (1,000)        (2,000)        (2,000)
                                                  -----------    -----------    -----------    -----------
    Net loss attributable to Common Stock         $  (263,000)   $  (555,000)   $  (928,000)   $(1,396,000)
                                                  ===========    ===========    ===========    ===========


    Basic and diluted net loss per common share   $     (0.15)   $     (0.33)   $     (0.55)   $     (0.84)
                                                  ===========    ===========    ===========    ===========


Weighted average common shares used to
compute basic and diluted net loss per share        1,724,000      1,670,500      1,688,000      1,666,800
                                                  ===========    ===========    ===========    ===========


See the accompanying notes to condensed consolidated financial statements.

                                           ORYX TECHNOLOGY CORP.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                        November 30,
                                                                                     2001         2000
                                                                                -----------    -----------
Cash flows from operating activities:
  Net loss                                                                      $  (926,000)   $(1,394,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on investments                                                             524,000        228,000
    Loss from assets disposition                                                      6,000           --
    Depreciation and amortization                                                   102,000        112,000
    Provisions for doubtful accounts receivable                                      34,000           --
    Non-cash stock compensation                                                      29,000         13,000
      Changes in assets and liabilities
        Accounts receivable                                                         (20,000)        50,000
        Other current assets                                                          4,000          1,000
        Other assets                                                                  1,000          2,000
        Accounts payable                                                             (2,000)        21,000
        Accrued liabilities                                                        (168,000)      (227,000)
                                                                                -----------    -----------
            Net cash used in operations                                            (416,000)    (1,194,000)
                                                                                -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                                               (3,000)       (46,000)
  Proceeds from disposition of fixed assets                                           3,000           --
  Proceeds from sale of short term investments                                         --          993,000
  Purchase of short term investments                                                   --           (4,000)
  Purchase of investments                                                        (1,105,000)    (1,120,000)
                                                                                -----------    -----------
            Net cash used by investing activities                                (1,105,000)      (177,000)
                                                                                -----------    -----------

Cash flows from financing activities:
  Proceeds from sale of Common Stock                                                499,000           --
  Proceeds from exercise of warrants for Common Stock                                  --           12,000
  Proceeds from exercise of options for Common Stock                                   --          324,000
  Payment of dividends                                                               (2,000)        (2,000)
                                                                                -----------    -----------
            Net cash provided by (used in) financing activities                     497,000        334,000
                                                                                -----------    -----------
Net decrease in cash and cash equivalents                                        (1,024,000)    (1,037,000)
Cash and cash equivalents at beginning of period                                  3,306,000      4,529,000
                                                                                -----------    -----------
Cash and cash equivalents at end of period                                      $ 2,282,000    $ 3,492,000
                                                                                ===========    ===========

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL

The information contained in the following Notes to Unaudited Condensed Consolidated Financial Statements is condensed; accordingly, the financial statements contained herein should be reviewed in conjunction with the Company's Form 10-KSB for the year ended February 28, 2001.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The financial information for the periods ended November 30, 2001 and 2000 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its subsidiary at November 30, 2001, and the results of their operations and cash flows for the three and nine month periods ended November 30, 2001 and 2000.

The unaudited consolidated financial statements include the accounts of Oryx Technology Corp. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

NOTE 2 - INCOME (LOSS) PER SHARE

Basic and diluted earnings per share for the periods presented have been computed by dividing income or loss available to common stockholders by the weighted average common shares outstanding for the period. Due to the net losses from continuing operations incurred in fiscal 2001 and 2000, all common stock equivalents (options, warrants and preferred stock) outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share in fiscal 2001 or 2000. Anti-dilutive securities and common stock equivalents at November 30, 2001 which could be dilutive in future periods include common stock options to purchase 324,000 shares of common stock, warrants to purchase 149,000 shares of common stock, 3,750 shares of Series A preferred stock which may be converted into 4,400 shares of common stock and subsidiary stock options to purchase 304,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.



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

The various interests that the Company has acquired in its portfolio companies are accounted for by either the equity method or the cost method. The Company does not anticipate accounting for its investments using the consolidation method, as the Company's investment strategy does not contemplate obtaining greater than 50% voting rights or effective control of its portfolio companies. The applicable accounting method used to record investments in portfolio companies is determined by the Company's voting interest and level of influence the Company exercises over each portfolio company. In general, the Company will use the equity method when its ownership level exceeds 20% but is not greater than 50%. The Company will use the cost method when the Company's ownership is less than 20% and the Company does not exercise significant influence. Whether or not the Company exercises significant influence with respect to a portfolio company depends on an evaluation of several factors including: its management capacity and decision making authority relative to the management services the Company provides to the portfolio company, level of representation on the portfolio company's board of directors and level of voting rights associated with the Company's equity holdings.

In August 2000, through Oryx Ventures, the Company invested $500,000 in shares of Series A Preferred Stock of S2 Technologies, Inc. ("S2"). In June 2001, the Company invested $250,000 in the form of a bridge loan to S2, which was convertible into preferred stock. In October 2001, the Company made a $1,105,000 investment in S2's second round, Series B Preferred financing, which amount included conversion of the $250,000 bridge loan and $855,000 in new funds invested. As part of the Series B Preferred financing, the Company has the right to increase its investment in S2 by an additional $900,000 through February 2002. The Company is also providing senior management advisory services in exchange for additional equity in S2. After its $1,105,000 investment, the Company's total equity ownership in S2 exceeds 35%. S2's focus is to provide value-added tools that address the development, integration and verification phases of the embedded software. Given the limited capital resources of S2 at the time the Company made its original investment, the Company began recognizing losses on its investment in S2 based upon the Company's pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing, the Company is recognizing losses on its investment in S2 based upon the Company's pro rata ownership percentage in S2. The Company recognized losses of S2 of $186,000 and $524,000 for the three and nine month periods ended November 30, 2001, which are included in loss on investments. At November 30, 2001, the aggregate value of the Company's investment in S2 was $824,000. Mark Underseth, the brother of the Company's Chief Financial Officer, serves as

Chief Executive Officer of S2. Summarized unaudited financial information for S2 Technologies, Inc. for the three and nine month periods ended November 30, 2001 is as follows:


                                    Three Months Ended       Nine Months Ended
                                    November 30, 2001        November 30, 2001
                                   ---------------------------------------------

Net Sales                                            -                        -
Gross Profit                                         -                        -
Loss from continuing operations               (337,000)                (803,000)
Net loss                                      (335,000)                (798,000)


NOTE 5 - STOCKHOLDERS' EQUITY

Stock Split

On June 15, 2001, Oryx's Board of Directors approved a one-for-ten reverse stock split of the Company's common stock. The reverse stock split took effect on June 19, 2001. All historical share and per share amounts presented in this Form 10-QSB have been restated to reflect this reverse stock split.

Warrants

During fiscal 2002, the Company entered into a seventeen and one half month marketing agreement with a third party for investor relations services. In July 2001, in consideration for the investor relations services provided to the Company by such third party, the Company issued two immediately exercisable fully vested warrants to purchase 25,000 shares of common stock each at an exercise price of $6.52 and $3.26 per share, respectively. These warrants expire five years from the date of issuance. The Company determined the fair value of these warrants to be $110,000, which was calculated using the Black-Scholes option pricing model on the date of grant. The fair value of the warrants is being expensed on a straight-line basis over the period in which the services are being performed. As of November 30, 2001, the Company has recorded $29,000 of expense related to these services.

In October 2001, the Company sold 162,338 shares of common stock to a group of accredited investors in a private placement, resulting in total proceeds of approximately $500,000. As part of this transaction, we issued to the investors five-year warrants to purchase in aggregate up to a maximum of 37,975 shares of our common stock at an exercise price of $5.925 per share.



NOTE 6 - SEGMENT INFORMATION

The Company groups its business into two operating segments and a corporate segment (as defined by SFAS No. 131 "Disclosure about Segments and Enterprise and Related Information."): (i) SurgX, the subsidiary through which it licenses its surge protection technology; (ii) Oryx Ventures, the entity which provides strategic and management services and investment to technology-oriented start-up companies; and (iii) the corporate segment which supports and provides administrative, accounting and financial services to the operating segments and collects royalties from our Intragene technology.

                                            Three Months Ended            Nine Months Ended
                                                November 30,                 November 30,
                                            2001            2000          2001           2000
                                         -----------    -----------    -----------    -----------
Revenues:
  Surgx                                  $   200,000    $      --      $   200,000    $    61,000
  Oryx Ventures                               52,000        121,000        196,000        121,000
  Corporate                                   46,000         54,000        129,000        137,000
                                         -----------    -----------    -----------    -----------
                                         $   298,000    $   175,000    $   525,000    $   319,000
                                         ===========    ===========    ===========    ===========

Operating loss:
  Surgx                                  $   124,000    $  (165,000)   $   (40,000)   $  (360,000)
  Oryx Ventures                              (47,000)       (40,000)       (58,000)      (266,000)
  Corporate                                 (198,000)      (210,000)      (549,000)      (710,000)
                                         -----------    -----------    -----------    -----------
                                         $  (121,000)   $  (415,000)   $  (647,000)   $(1,336,000)
                                         ===========    ===========    ===========    ===========

Depreciation and amortization expense:
  Surgx                                  $    24,000    $    68,000    $    96,000    $   106,000
  Corporate                                    2,000          2,000          6,000          6,000
                                         -----------    -----------    -----------    -----------
                                         $    26,000    $    70,000    $   102,000    $   112,000
                                         ===========    ===========    ===========    ===========




                                       At November 30, At February 28,
                                            2001            2001
                                         -----------    -----------

Identifiable assets:
  Surgx                                  $    21,000    $   164,000
  Oryx Ventures                              856,000        299,000
  Corporate                                2,410,000      3,394,000
                                         -----------    -----------
                                         $ 3,287,000    $ 3,857,000
                                         ===========    ===========

Loss on investments, net of $186,000 and $524,000 for the three and nine month periods ended November 30, 2001 relates to the Oryx Ventures segment representing losses on equity investments. Included in identifiable assets of Oryx Ventures at November 30, 2001, is $824,000, which represents the value of investments accounted for under the equity method (see note 4).

The Company licenses its technologies both domestically and internationally and provides management services, primarily domestically. All revenues for the three and nine month periods ended on November 30, 2001 and 2000 were generated in the United States. All sales are denominated in United States dollars. All of the Company's assets are located within the United States.


Item 2. Management's Discussion and Analysis or Plan of Operations

This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended February 28, 2001. As used herein, "we", "our", "us" and the like refer to Oryx Technology Corp.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions by our licensees, success of research and development efforts by our licensees, customer acceptance of new products and the performance of companies we invest in. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, dependence upon our licensees for the commercial success of our products, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, lack of success in technological advancement, our ability to attract and retain key executives, adverse capital markets and other business conditions that may negatively affect companies we have invested in and other factors.

All investors should carefully read the Form 10-KSB together with this Form 10-QSB, and consider all such risks before making an investment decision with respect to the Company's stock.


Business Segments


We are a technology licensing and investment and management services company with two primary focuses:

          [ ] collecting royalties for our SurgX and Intragene technologies from our SurgX licensees, Cooper Electronics Technologies, Inc. and IRISO Electronics, Ltd., and, to a lesser extent, from our Intragene licensee, Oryx Advanced Materials, Inc.; and

          [ ] maintaining our current portfolio of investments in technology start-up companies and providing management services in technology start-up companies we have invested in and others through our wholly-owned investment and management services company, Oryx Ventures, LLC.

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



Licensees

Cooper Electronics

In fiscal year 1997,  an  exclusive  world wide,  except for Japan,  license was granted to Cooper Bussmann for the manufacture and marketing of surface mount and connector array components using the SurgX technology. Cooper Bussmann is a leading manufacturer of fuses and its target market for SurgX is the electronics market. In consideration for this license, Cooper Bussmann paid us $750,000 in development funding, and, subject to terms of the license agreement, became obligated to pay royalties to us for approximately eleven years based upon Cooper Bussmann sales of SurgX surface mount components and connectors. In September of 1997, this license agreement was amended to extend its term to 20 years, expand Cooper Bussmann license rights for SurgTape for board-level ESD protection, and provide SurgX with a cash advance of $1.7 million, in the form of non-refundable minimum royalties to finance further the development and commercialization of SurgTape. At this time, SurgTape has not been commercialized and activities by SurgX to develop SurgTape for board-level ESD protection have been abandoned.

During fiscal 2000, Cooper Bussmann formed Cooper Electronics Technologies, Inc. to handle research, development, manufacturing and sales and marketing functions for the P.C. board level electronic circuit protection and conditioning products within Cooper Bussmann. This includes several technologies including products incorporating SurgX. Cooper Electronics Technologies has a worldwide network of direct sales and representative entities and technical distribution groups responsible for the promotion and sales support of its products including the SurgX electrostatic surge protection devices.

Cooper Bussmann had initially started the manufacturing of discrete components incorporating SurgX technology. In order to address the market requirements of high volume and low cost, which could not be achieved in Cooper Bussmann manufacturing facilities, Cooper Bussmann initiated an offshore manufacturing arrangement with an Asian based contract manufacturer. Based upon initial forecasts, this contract manufacturer's production capacity was initially sized to handle a monthly capacity of ten million units of Cooper Bussmann's 0805 products with the ability to scale capacity to handle anticipated increased demand for products incorporating SurgX technology; to date this demand has not materialized. During calendar 2001, due to the slow market conditions in the electronics industry in general, coupled with high levels of inventory, Cooper Electronics Technologies' contract manufacturer temporarily suspended manufacturing SurgX components, except for sample quantities of the new 0603 discrete component for evaluation and qualification purposes. As of December 2001, Cooper Electronics Technologies' contract manufacturer resumed the manufacturing process starting with the new 0603 ESDA product, officially to be released January 2002. The 0603 ESDA product continues to be sampled and is in product evaluation at numerous OEMs, such as Motorola, several automotive suppliers in Europe, large Asian manufacturers such as Sharp, Aiwa, Panasonic, several European and Korean companies and others, worldwide. Cooper Electronics expects to start shipping the 0603 ESDA product in volume commencing with its product rollout in January 2002.

Due to the transfer of SurgX product manufacturing offshore by Cooper Bussmann and the reorganization of Cooper Electronics in fiscal 2000, sales of SurgX products by Cooper Electronics for fiscal 2001 were under three million units, which is substantially lower than previously anticipated. However, Cooper Electronics' restructuring of its manufacturing and other operations we believe has improved its capacity to market our SurgX technology. SurgX technology has now been designed-in products offered by more than thirty OEMs, and is also in active product evaluation with numerous OEMs, including well known organizations. Due to the long lead times from design wins to production orders, risk of cancellation of product programs, coupled with the recent significant downturn in the electronic components market and increased protection performance requirements, there can be no assurance that these design wins will result in significant sales of SurgX products in the near future, or at all.

Sales to date of SurgX products in fiscal 2002 are also significantly lower than previously anticipated, partially due to the overall slowdown in the electronic industry and increased technical protection performance requirements demanded from customers that have yet to be achieved from our SurgX technology. The inability of our SurgX technology to meet more stringent technical protection requirements of new integrated circuit devices and fiber optic amplifier components is the primary cause of the shortfall in expected sales. However during the fourth calendar quarter of 2001, as a result of a shift in marketing strategy, Cooper Electronics Technologies received orders for over 20 million combined units of its older technology product, the 0805 discrete component, and its new 0603 ESDA product and 41206 array product.

During fiscal year 2000, all SurgX research and development efforts were transferred from Oryx to Cooper Electronics. In fiscal 2001, a Cooper Electronics polymer devices facility was established to support polymer development, manufacturing and marketing activities. This facility also includes technologies for several other Cooper Electronics Technologies' devices, such as supercapacitors. Cooper Electronics Technologies' manufacturing and process know-how have been utilized to improve the processing yields, the consistency and the logistics of SurgX liquid manufacturing, and the focused marketing and application engineering effort has improved the integration and manufacturing of the SurgX liquid technology with the finished ESD protection device manufacturing.

Cooper Electronics Technologies is working on new product development and has developed and introduced a four-line array product to address the requirements of the cellular market. It has completed the prototype phase and product validation testing of the 0603 discrete component package with better protection capability and lower trigger voltage and has started initial conceptual development, leading to prototyping, of a much smaller footprint component, a 0402 package style in addition to other smaller multi line variants. In addition, Cooper Electronics Technologies has identified the market requirements necessary to compete in a high volume market, which will require major electrical performance improvements to the liquid polymer. Additional materials development has been identified as required to upgrade the current polymer system to a much lower trigger and clamping voltage performance to be able to participate in a more significant portion of the potential market for ESD type transient voltage protection devices. These programs aim to expand the available market segment for SurgX polymer devices. However, there can be no assurance if, or at what level, Cooper Electronics Technologies will continue its development efforts. Cooper Electronics Technologies has informed the Company that unless Cooper Electronics receives significant orders for its SurgX based products and/or finds other companies willing to share in SurgX development costs, it will significantly curtail or abandon all SurgX related development activities.

In September 2001, due to disappointing sales results of Cooper Electronics' products incorporating SurgX technology, the Company began negotiations with Cooper Electronics to amend the exclusive license agreement to allow SurgX to license its SurgX technology to other entities. We are currently in initial license discussions with three companies. However, there can be no assurance that Cooper Electronics Technologies will agree to any amendment of the exclusive license, and if it does, that we will be successful in entering into license agreements for our SurgX technology on a commercial basis with other third parties.


IRISO

In November 1997, IRISO, a manufacturer of high engineering connectors and precision metal pins for electronic equipment, made an investment of $500,000 in SurgX Corporation in exchange for an equity ownership interest of approximately three percent of the total outstanding shares of SurgX Corporation. In conjunction with this equity investment, IRISO received a fifteen-year co-license to manufacture and sell our SurgX technology exclusively in Japan for board level ESD protection. These products are marketed under the SurgX trademarks. In fiscal 1999, IRISO started volume production and sales of 0805 surface mount components. Sales in fiscal 2000 were minimal with IRISO shipping production quantities to two major OEMs and in lesser amounts to five other customers. While shipments in fiscal 2001 were up significantly, at approximately 12 million units for the year, this sales level is much lower than initially forecasted. IRISO is currently shipping to eight OEMs. Additionally, there are several customers currently evaluating IRISO products incorporating the SurgX technology. In fiscal 2001, IRISO paid Oryx $100,000 in licensing royalties for shipments during the year. In fiscal 2002, IRISO paid its minimum licensing royalty obligation of $200,000 for the royalty year ending September 2001.

In fiscal 2000, IRISO launched a SurgX component in a standard passive component package style, its 0805 package. Current development efforts for future products are chip and network chip for optical devices and the next generation cellular phone. Electrical performance improvements of reduced clamp voltage (trigger voltage) and electrical shorting must be achieved to create additional sales opportunities. Without these improvements, we expect that sales volume in the near term will only rise modestly.

We have recently transferred the manufacturing of SurgX liquid material to IRISO in Japan. Future liquid manufacturing enhancements and liquid development activities will be borne by IRISO.



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

The global market for all over-voltage protection devices currently is estimated at approximately $2.1 billion and includes some more mature transient voltage suppression, or TVS, devices such as gas discharge tubes, varistors, and diodes. The major markets targeted for new surge protection devices and technologies, such as those represented by our SurgX technology, are telecommunication, automotive and computers. Sales of surge protection devices are divided among varistors (40%), diodes (40%), and gas discharge tubes and surge resistor networks (20%).

Gas discharge tubes, varistors, and diodes are all used as protection from over-voltage transients. Our SurgX technology is a polymer based technology, used to protect against the ESD type over-voltage transients.

Gas discharge tubes are traditionally used for protection of signal lines such as phone lines, computer data line communications and antennae because low capacitance of the tubes does not interfere with the bandwidth of high frequency communication circuits. Gas discharge tubes are also used for the protection of AC powerlines, since they can handle high currents. Gas discharge tubes are inherently bipolar, have low capacitance, in the .5 to 2pF range, and can handle high currents in the 5 to 20,000 amps range. A negative attribute of the gas discharge tubes is their slow turn on, which allows some of the over voltage pulse to get through and damage sensitive electronics, and conversely, the difficulty in turning off after the transient has ended.

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

Diodes offer the tightest clamping voltage and fastest response times of standard over-voltage protection devices. For this reason, diodes have been the preferred over-voltage protection device for integrated circuits protection at the board level. Diodes are used extensively on signal lines and on printed circuit boards used in communications, computer, industrial and automotive electronics. Diode response times are one nanosecond or less, capacitances are commonly greater than 10 to 100's of pF, and the response to voltages is unidirectional. Diodes include Zener diodes, silicon avalanche diodes, and sidactors. In some specific instances switching diodes may also be used as transient voltage surge diodes, although these are not true suppressors and are offered as low cost alternatives to Zeners and silicon avalanche diodes.

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

Primary Market Segment

Our licensees, Cooper Electronics and IRISO, have sole responsibility for marketing products using our SurgX technology. The TVS protection function traditionally served by the discrete TVS diode is the primary market targeted by our licensees. This market in total was approximately $800 million in calendar 2000 and consists of two segments: the low energy high frequency ESD type protection where the SurgX device is optimal in its function and the much lower clamp (trigger voltage) application currently outside the SurgX specification area. Each of these segments generated approximately $400 million in total sales in calendar year 2000. To a lesser extent, our licensees will seek to participate in the varistor market, which is approximately the same size as the diode segment. In order to participate in this segment, the SurgX device must be designed to be capable of higher operating voltage and cycle capability. Within these markets the most important use criteria tend to be cost. After cost, the trigger voltage, level of capacitance, response time, size, energy handling and leakage current are important criteria. It is the latter criteria on which the SurgX technology will initially compete. The low capacitance requirement of ESD protection devices in many circuit designs will provide the initial entry into the diode market segment. Our licensees have not participated in the low price, high volume diode market since, to date, they have not been able to achieve product costs competitive with diodes or required electrical performance. However, the high volume, low-cost diode market may provide the most significant opportunity for our licensees and they are currently evaluating cost reduction and electrical enhancement initiatives to be able to compete in the high volume, low price diode market.



Product Development

Prior to fiscal year 2000, SurgX employees were dedicated to product development. SurgX's approach to the market consisted of two parallel product paths: on board-level ESD protection and on-chip ESD protection. During fiscal year 2000, all SurgX research and development efforts were transferred to Cooper Electronics. In fiscal 2002 we reinitiated limited SurgX liquid development activities to support our licensees in improving electrical performance of SurgX products. We plan to increase our capacity in this effort to support potential new licensees for our SurgX technology.

Development of SurgTape, which was to provide on-chip protection by placing SurgX-based tape inside the IC package on the leadframe was abandoned in fiscal 1999, due to inconclusive test results and because expected expenditures necessary to test and commercialize this product did not warrant further development. In fiscal 2000, we entered into an agreement with Rexam Image Products which allowed Rexam, a wholly owned subsidiary of Rexam PLC, a U.K. based high technology coated films company with annual revenues of approximately $3 billion, to determine the technical feasibility of our SurgTape technology for use in on-board line transient protection and on-chip electrostatic discharge protection. Rexam paid for this evaluation in anticipation of entering an agreement with us to be the manufacturer of SurgTape. In September of 2000, Rexam put its evaluation activities on hold until we could provide a license for SurgTape to a third party and demonstrate the financial viability of this product. We recently terminated discussions with an entity with respect to licensing our SurgTape technology for a field of use outside the rights granted to our licensees in our existing license agreements. There can be no assurances that we will be able to enter into a commercially viable agreement for a limited field of use SurgTape license with another entity or, that if a license agreement is entered into, that it would not be challenged by our existing licensees or that Rexam would restart its feasibility efforts

Competition

Other than conventional manufacturers of over-voltage transient protective devices, the primary competitor to SurgX technology is a polymer base over-voltage protection product of Littlefuse, Inc. As SurgX components become price competitive and available in high volumes with enhanced electrical performance characteristics, our licensees will attempt to compete with conventional over-voltage transient protection manufacturers such as General Semiconductor, Harris Semiconductor, Inc., Motorola Corp., Siemens Components, Inc., Semtech and Vishay.

Intragene Technology Background

The Intragene process is a proprietary methodology that was developed by our metallurgists and materials scientists. We have been granted six U.S. patents as well as national phase patents based on two European patent applications and three Japanese patents with respect to our Intragene technology, all of which have now expired. The Intragene process facilitates the ability to metallize, solder or braze a wide range of engineering ceramics, graphite and refractory metals. We have licensed this technology to Oryx Advanced Materials Incorporated, or OAMI, which is owned by prior management of Oryx Technology. OAMI offers Intragene-based sputtering target assemblies, which are sold into the rigid disk market.

Sputtering target assemblies are sold to end-users as source materials for coating other materials via a vacuum-based process called sputtering. Sputtering is employed as the primary method for depositing thin film functional and protective layers on rigid magnetic media, or hard disks, as well as in many semiconductor-manufacturing operations. Once a target is made, typically it must be incorporated into the sputtering apparatus by joining it to a backing plate to ensure sound electrical, thermal and mechanical contact. The bonding of a target to the backing plate, usually made of copper, forms what is known as the "bonded target assembly".

This technology is currently being replaced by newer technologies such as chemical vapor deposition and ion beam deposition. Sales of Intragene-based sputtering target assemblies started to decline in fiscal 2000 and continue to decline as these more cost-effective technologies replace Intragene-based sputtering target assemblies. Consequently our royalty revenue from this technology continues to deteriorate and there can be no assurances that we will receive any royalty revenue from the licensing of our Intragene technology in the future.

Oryx Ventures, LLC

We established Oryx Ventures, LLC, a Delaware limited liability company, in May 2000 to act as an investment and management services entity for us. Oryx Ventures is owned by Oryx Technology Corp. and is managed by employees of Oryx Technology Corp. Oryx Technology has contributed investment funds to Oryx Ventures from its existing cash balances and it plans to contribute additional funds from two sources; internal cash flow generated from future royalty income received from licensing our SurgX technology and, to a lesser extent, our Intragene technology and external funds generated from the sale of securities. However, at present, due to a lack of capital and adverse conditions in the capital markets, coupled with the uncertainty of future royalty income from SurgX, we are limiting the activities of Oryx Ventures primarily to management services. In order to conserve cash resources at Oryx Technology Corp, we have not actively sought new additional investments since September 2000, except for participating in a bridge loan in June 2001 and a Series B Preferred financing in October 2001 with our portfolio company S2 Technologies. Oryx will receive all profits and losses from Oryx Ventures, Philip Micciche CEO of Oryx and Mitchel Underseth, CFO of Oryx will receive an aggregate of 20% of the profits distributed by Oryx Ventures upon liquidation or otherwise and Oryx will receive the balance of such profits.

Currently, Oryx Ventures continues to provide management services, primarily with technology-oriented start-up companies we have invested in and others. The Oryx Ventures team will work closely with early stage companies' founders providing strategic and management services in all areas of business, including administration, operations, finance, marketing and sales. Typically, Oryx Ventures will receive equity, warrants, cash remuneration or a combination of both, in such companies as consideration for the services it provides. These services may include:

     o    senior executive mentoring;

     o    sales and marketing strategy;

     o    business development activities;

     o    assistance in fund raising; and

     o administrative services such as accounting, human resources and information technology services.

To date, we have invested in three technology companies:

     o    LOTS  Technology,   Inc.,  a  developer  of  digital  optical  storage
          technology;

     o    NetConversions,   an  early-stage,   data  marketing  company  with  a
          proprietary technology that allows for real-time analysis of consumer online buyer behavior; and

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


NetConversions, Inc, ("NetConversions") has a solution that incorporates an innovative approach to behavior profiling and promotions, allowing e-commerce managers maximum flexibility to change their website marketing. The product is a turnkey ASP solution that requires minimal client integration and engineering. Oryx has provided a bridge loan of $100,000 to NetConversions that is convertible to equity at a discounted rate. We fully reserved our investment in NetConversion as of November 30, 2000 due to industry conditions and financing issues. In August 2001, NetConversions effectively shut down its operations.


In August 2000, through Oryx Ventures, we invested $500,000 in the Series A Preferred of S2 Technologies, Inc. ("S2"). In June 2001, we invested $250,000 in a bridge loan to S2, which was converted into Series B Preferred at the close of the Series B Preferred round. In October 2001, we participated in S2's second round, Series B Preferred financing with an investment of $1,105,000, which included conversion of the $250,000 bridge loan, and an investment of $855,000 in new funds. As part of the Series B Preferred financing, we have the right to increase our investment in S2 by an additional $900,000 through February 2002. We are exploring various alternatives to exercise and fund this purchase option.

We are also providing senior management advisory services in exchange for additional equity in S2. S2's focus is to provide value-added tools that address the development, integration and verification phases of the embedded software. The goal is to increase software developers' and engineers' productivity and decrease the time it takes for their products to reach commercialization. S2 has entered into beta agreements with LSI Logic and Emerson Electric Co. and expects to have a commercial release in first calendar quarter 2002. Given the limited capital resources of S2 at the time we made our original investment, we began recognizing losses on our investment in S2 based upon our pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing, we are recognizing losses on its investment in S2 based upon our total equity ownership percentage in S2. We recognized losses attributable to our ownership of S2 of $186,000 and $524,000 for the three and nine month periods ended November 30, 2001, which are included in loss on investments. At November 30, 2001, this investment value was $824,000. Our total ownership in S2 exceeds 35%.

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

We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree upon our ability to assist our portfolio companies in obtaining their follow-on financing, which, in light of current conditions in the capital markets for high-technology companies, may be difficult. In addition, many of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. These investments have had a negative impact on our financial statements. Further, we may not be able to successfully develop these young companies and there can be no assurances that we will either recoup our investments or receive any return on our investment in any company in which we invest.


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

The various interests that we have acquired in our portfolio companies are accounted for by either the equity method or the cost method. We do not anticipate accounting for any investments using the consolidation method, as our investment strategy does not contemplate obtaining greater than 50% voting rights or effective control of our portfolio companies. The applicable accounting method used to record our investments in our portfolio companies is determined by our voting interest and the level of influence we exercise over each portfolio company. In general we use the equity method when our ownership level exceeds 20% but is not greater than 50%. When our ownership is less than 20% and we do not exercise significant influence we use the cost method. Whether or not we exercise significant influence with respect to a portfolio company depends on an evaluation of several factors including: our management capacity and decision making authority relative to our management services we provide to the portfolio company, level of representation on the portfolio company's board of directors and level of voting rights associated with our equity holdings.


Our portfolio companies as of November 30, 2001 were:

------------------- -------------- ----------- --------- --------------------
Company             Accounting     Date of     Voting    Derivative Ownership
                    Method         Initial     Ownership from Management
                                   Investment            Services
------------------- -------------- ----------- --------- --------------------

------------------- -------------- ----------- --------- --------------------
Lots Technologies   Cost Method    July 7,     2.2%      4.4%
                                   2000
------------------- -------------- ----------- --------- --------------------
S2- Technologies    Equity Method  July 20,    35.1%     4.6%
                                   2000
------------------- -------------- ----------- --------- --------------------
Net                 Cost Method    June 19,     N/A       0%
Conversions                        2000
------------------- -------------- ----------- --------- --------------------


Cost to  support  Oryx  Ventures  activities  are  primarily  related  to salary
expenses  associated  with  providing   management  services  to  our  portfolio
companies. As of November 30, 2001 there were three executives providing management services through Oryx Ventures. Currently, Oryx Ventures receives equity, fees or a combination of both as payment for providing management services to its portfolio companies and other companies in which Oryx Ventures does not have an equity investment.



Results of Operations

For the quarter ended November 30, 2001, revenues increased by $123,000 or 70% from $175,000 for the quarter ended November 30, 2000, to $298,000 for the quarter ended November 30, 2001. Revenues for the nine months ended November 30, 2001 increased $206,000 or 65% from $319,000 for the nine months ended November 30, 2000 to $525,000 for the nine months ended November 30, 2001. The increase in revenue during the quarter ended November 30, 2001 is primarily attributed to SurgX royalty revenue from IRISO offset by a decrease in the management services fees generated from Oryx Ventures. The increase in revenue for the nine months ended November 30, 2001 is primarily attributed to SurgX royalty revenue from IRISO and management services fees generated from Oryx Ventures partially offset by the absence of sales of SurgX liquid due to the transfer of the manufacturing of SurgX liquid to our licensing companies. Revenue in the future will be derived mainly from royalties from our SurgX technology and to a lesser extent from our Intragene technology and management service fees from Oryx Ventures. Future royalties will be based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees and Oryx Ventures' ability to charge fees for management services.

The Company's gross profit increased from $91,000 for the quarter ended November 30, 2000, to $262,000 for the quarter ended November 30, 2001, representing an increase of $171,000 or 188%. Gross profit increased from $91,000 for the nine months ended November 30, 2000, to $353,000 for the nine months ended November 30, 2001, representing an increase of $262,000 or 288%. The increase in gross profit for the three months ended November 30, 2001 is primarily attributed to an increase in SurgX royalty revenue plus a reduction in cost associated with providing SurgX liquid to our licensees partially offset by reduced management services fees generated from Oryx Ventures. The increase in gross profit for the nine months ended November 30, 2001 is primarily attributed to an increase in SurgX royalty revenue plus a reduction in cost of sales of SurgX liquid.

General and administrative expenses decreased from $409,000 for the quarter ended November 30, 2000, to $307,000 for the quarter ended November 30, 2001, representing a decrease of $102,000 or 25%. General and administrative expenses decreased by $458,000 or 36% from $1,263,000 for the nine months ended November 30, 2000 to $805,000 for the nine months ended November 30, 2001. The decrease in general and administrative expenses during the three and nine months ended November 30, 2001 is primarily attributed to reductions in corporate compensation, and reductions in salaries and legal expenses as a result of discontinuance of investment activities in Oryx Ventures. The general and administrative expenses related to Oryx Ventures were $63,000 and $121,000 for the three and nine month periods ended November 30, 2001, respectively, compared to $130,000 and $356,000 for the three and nine month periods ended November 30, 2000, respectively. During the three and nine month periods ended November 30, 2001, the Company recognized $36,000 and $133,000, respectively, of general and administrative salaries, as cost of services associated with the revenue generated from management services fees from Oryx Ventures. General and administrative expenses could increase in the future if we are not able to charge fees for management services through our Oryx Ventures entity.

Research and development expenses decreased by $21,000 or 22% from $97,000 for the three months ended November 30, 2000 to $76,000 for the three months ended November 30, 2001. The decrease of research and development for the three months ended November 30, 2001 is primarily attributed to a reduction in SurgX's patent cost expenses offset by salaries and depreciation expenses of equipment charged this quarter as research and development expenses. Research and development expenses increased by $31,000 or 19% from $164,000 for the nine months ended November 30, 2000 to $195,000 for the nine months ended November 30, 2001. This increase is primarily related to an increase in salaries and depreciation expense of equipment charged during this year as research and development offset by a reduction in SurgX's patent cost expenses. Research and development expenditures will increase during the remainder of fiscal 2002, as we have initiated development activities related to performance improvements for our SurgX liquid technology.

Investment loss from Oryx Ventures' activities primarily consists of recognition of losses relating to our percentage ownership share of S2. From the original investment in August 2000 through Series B Financing, in October 2001, Oryx's recognized 71% of S2's losses, which reflected its percentage of total capital invested. Subsequent to the Series B Preferred financing, based on the addition of new external investors, Oryx recognized 35% of S2's losses that reflects Oryx's percentage of equity ownership in S2 Technologies. Investment loss recorded for the three and nine-month periods ended November 30, 2001, were $186,000 and $524,000 respectively, compared to $188,000 and $228,000 for the three and nine month periods ended November 30, 2000. The $2,000 decrease in investment loss for the three months period ended November 30, 2001 versus the three month period ended in November 2000 is primarily due to the reduction in the percentage of S2 losses recognized partially offset by greater losses from S2 as its expenses increased in anticipation of its first commercial product releases. The increase in investment loss for the nine months period ended November 30, 2001 versus the nine month period ending 2000 is due to an increase in operating losses associated with S2's expansion coupled with only four months of S2's pro-rata share of operating losses reflected in the nine month period ending 2000.

Interest income decreased by $33,000 or 67%, from $49,000 for the three months ended November 30, 2000 to $16,000 for the three months ended November 30, 2001. Interest income decreased from $170,000 in the nine months ended November 30, 2000, to $78,000 for the nine months ended November 30, 2001, representing a decrease of $92,000 or 54%. The decrease is mainly attributable to lower balances of cash and cash equivalent and lower effective interest rates.

The Company recorded $29,000 and $167,000 for the three and nine month periods ending November 30, 2001, respectively, as other income related primarily related to equipment rental.


Liquidity and Capital Resources

Working capital decreased by $872,000 from a surplus of $3,097,000 at February 28, 2001 to a surplus of $2,225,000 at November 30, 2001. Cash and cash equivalents decreased by $1,024,000 from $3,306,000 at February 28, 2001 to $2,282,000 at November 30, 2001. This decrease in cash and cash equivalents for the nine months ended November 30, 2001 is primarily due to an investment of $1,105,000 in S2' Series B preferred financing and from net losses from operations partially offset by approximately $500,000 in proceeds from a private placement of our common stock in October 2001. We believe that we have sufficient capital to meet our anticipated working capital requirements through fiscal year 2002. However, in the event we fail to meet our fiscal year 2002 operating plan, we may require additional funding by selling additional equity or through other means. If we require additional equity, there can be no assurance that such transactions can be effected in time to meet our needs, if at all, or that any such transaction would be on terms acceptable to us or in the best interest of our stockholders.

In October 2001, we sold 162,338 shares of common stock to a group of accredited investors in a private placement, resulting in total proceeds of approximately $500,000. As part of this transaction, we issued to the investors five-year warrants to purchase in aggregate up to a maximum of 37,975 shares of our common stock at an exercise price of $5.925 per share.



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

Forward-looking statements are current only as of the date hereof. We do not have any obligation to inform you if forward-looking statements, or the circumstances they are based on, change.

Company Risks

Our corporate restructuring strategy from an operating company to a technology licensing and investment and management services company may not be successful.

During fiscal years 1998 and 1999 we disposed of substantially all of our operating businesses and we are now a licensing and investment management services entity, with our primary source of income deriving from royalties from our SurgX technology licensed to Cooper Electronics and IRISO and, to a lesser extent, our Intragene technology licensed to Oryx Advanced Materials, Inc. In the course of selling various business units, we disposed of operations, which had accounted for substantially all of our revenues. While we believe that this downsizing has substantially reduced our losses and enabled us to focus on key strategic businesses, the actual impact cannot be certain. In the absence of increased sales of our SurgX and Intragene technologies through our licensees, which has not yet materialized, such restructuring has sharply reduced our revenues without creating opportunities to offset equally the lost revenues.

Our strategy of relying on licensing royalties and using the proceeds to fund the acquisition of other businesses and technologies presents special risks.

We have shifted the strategic focus of our business from an operating business exploiting our own developed technologies to a licensing and investment and management services business where we intend to use the royalty revenues from our licensed SurgX technology and, to a lesser extent, our Intragene technology to fund investments in start-up technology companies. This investment strategy involves a number of special risks, including:

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

We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree upon our ability to invest in early stage development companies and ensure their follow-on financing, growth and success. In addition, many of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. These investments will have a negative impact on our financial statements, as they have had in the past. Further, we may not be able to successfully develop these young companies and there can be no assurance that we will either recoup our investments or receive any return on our investment in any company.

We are dependent on the licensees of our SurgX and Intragene technologies for substantially all of our revenues.

Our future royalties from the licenses of our SurgX and Intragene technologies are based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees.

While the license agreements for our SurgX technology contain minimum annual royalty payment requirements for the licensees to maintain their exclusive rights, there can be no assurance that the licensees will pay the minimum royalty or that these minimum payments will provide enough revenue to continue to support our operations. In the case of Cooper Electronics, minimum royalty payments through June 2001 have already been satisfied to maintain exclusivity. To date, Cooper Electronics and IRISO have shipped only limited quantities to customers of products incorporating SurgX technology and there can be no assurances that either of these licensees will ever achieve any significant sales revenue for SurgX products. Further, there can be no assurances that Cooper Electronics or IRISO will continue their respective licenses with us. In the event that either licensee terminates its license with us, we would suffer a material adverse impact on our business and financial condition.



Although we have received approximately $615,000 in royalty revenue from licensing our Intragene technology to OAMI, there can be no assurances that we will receive any future royalty revenue from OAMI at all. There are no minimum annual royalty payment requirements under our license with OAMI and our future royalties from our license of the Intragene technology will be based solely upon the successful sales, marketing and manufacturing efforts of OAMI. We recently restructured the royalty arrangement with OAMI to take into account a slow-down in OAMI's business. However, there can be no assurance that we will receive any royalties from OAMI in the future. Although we previously employed management of OAMI, OAMI is a new entity and there can be no assurances that it will be successful in manufacturing and selling products based upon the Intragene technology.

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

Since our initial public offering in April 1994, we have not been profitable on a quarterly or annual basis except for the quarters ended May 31, 1996, August 31, 1996 and November 30, 1996. At November 30, 2001, we had an accumulated deficit of $23,145,000. We anticipate operating losses will continue through fiscal year 2002. There can be no assurance that we will receive any licensing royalty revenues from the licensees of our SurgX and Intragene technologies or that our licensees will be successful in marketing and selling products incorporating our SurgX or Intragene technologies. There can also be no assurances that we will achieve positive returns on any of our investments in portfolio companies or that our new management services and investment business related to start-up companies will be profitable in the future.

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

The development, design and manufacture of technology constantly undergo rapid and significant change. We rely on our licensees, Cooper Electronics and IRISO, for technological improvements to the SurgX technology and our licensee, Oryx Advanced Materials, for technological improvements to the Intragene technology. At present, we only provide limited research and development support for our SurgX technology. Our success will depend upon our licensees' ability to maintain a competitive position with respect to our proprietary and other enhanced technology and to continue to attract and retain qualified personnel in all phases of our licensees' operations. Our business is, to a large degree, dependent upon the enhancement of the SurgX technology. Critical to our success and future profitability will be the capacity of our licensees to improve this technology. Product development and enhancement involve substantial research and development expenditures and a high degree of risk, and there is no assurance that these product development efforts will be successful, will be accepted by the market, or that such development efforts can be completed on a cost-effective or timely basis, or that there will be sufficient funds to support development efforts. There can be no assurance that future technological developments by other companies will not render existing or proposed SurgX or Intragene products uneconomical or obsolete. In September 2001 Cooper Electronics Technologies has informed the Company that unless Cooper Electronics receives significant orders for its SurgX based products and/or finds other companies willing to share in SurgX development costs, it will significantly curtail or abandon all SurgX related development activities. Furthermore, there can be no assurance that our licensees will continue any research and development activities with respect to our SurgX technology.


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

          o    Cooper  Electronics'  and  IRISO's  continued  marketing,  sales,
               research  and   development   and  financial   support  of  SurgX
               technology;

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

Industry Risks

If our licensees are unable to successfully compete in the market for products using our SurgX technology and, to a lesser extent, our Intragene technologies, our business would be adversely affected.

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

We rely exclusively on our licensees, Cooper Electronics and IRISO, for research and development and manufacturing of products incorporating our SurgX technology. At present, we do not support manufacturing activities internally and only limited support in research and development. Our business is significantly dependent upon enhancement and increasing sales of products incorporating the SurgX technology. Such activities involve substantial expenditures and a high degree of risk. At present, we do not have the financial resources, personnel or facilities to support or manufacture products incorporating the SurgX technology. If either Copper Bussmann or IRISO choose to terminate their license agreement with us, we would not be able to support products incorporating the SurgX technology and the market position of SurgX products as well as our financial results would be materially adversely affected.

Our revenue growth is dependent upon licensing revenue from our SurgX licensees and, to a lesser extent, our Intragene licensee. The recent downturn in sales of electronic products has had and will have an adverse effect on sales of products incorporating our SurgX technology or Intragene technology by our licensees.

We are substantially dependent upon licensing revenue received from Cooper Bussmann and IRISO, the licensees of our SurgX technology. We are less dependent upon licensing revenue from OAMI, the licensee of our Intragene technology, which has been less significant than SurgX licensing revenue and, in the future, may be insubstantial or nonexistent. The products sold by these licensees are incorporated into a variety of electronics products. The current downturn and any future slowdown in the market for electronics products will adversely affect sales of products incorporating our SurgX technology or our Intragene technology which, in turn, will result in lower royalty revenue received by us from our licensees. This would have a material adverse effect on our financial condition.


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

          o Public float of 500,000 shares or more with a market value of $ 1 million or more;

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

At present, because of the uncertainty associated with our Cooper Electronics license, it is unlikely that we can count on continued royalties at a high enough level to help us achieve net worth requirements. In such case, we would be required to find additional revenue sources to meet the Nasdaq net worth requirements or to raise additional funds to satisfy such requirements. Any revenues would be offset by investments we would have to make for improvements in the SurgX technology, which could also affect our ability to satisfy the net worth requirements.



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

As a result of various other transactions previously entered by us, as of November 30, 2001, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 477,400 shares of common stock. This represents significant additional potential dilution for our existing stockholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these convertible securities, there may be further dilution based on the price at which we issue other securities in the future.



                                     PART II

                                OTHER INFORMATION

Item 2.   Changes in Securities and Uses of Proceeds

     On October 31, 2001, the Company issued 162,338 shares of its common stock to a group of accredited investors in a private placement pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended. In addition, the Company issued to such accredited investors five-year warrants to purchase an aggregate of 37,975 shares of common stock at an exercise price of $5.925 per share.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Oryx Technology Corp. was held at the offices of Manatt, Phelps & Phillips, LLP, 1001 Page Mill Road, Palo Alto, California 94304, on Monday, October 22, 2001 at 10:00 a.m. At the Annual Meeting, 1,472,284 shares were represented in person or by proxy.

The vote for the nominated directors was as follows:

    NOMINEE                           IN FAVOR                          WITHHELD

    Philip Micciche                   1,453,847                         18,437
    Mitchel Underseth                 1,453,847                         18,437
    Andrew Intrater                   1,453,847                         18,437
    John H. Abeles                    1,453,847                         18,437
    Jay M. Haft                       1,453,847                         18,437
    Richard Hubbard                   1,453,847                         18,437
    Doug McBurnie                     1,453,847                         18,437

The selection of PricewaterhouseCoopers LLP as independent auditors of the Company was ratified by the following vote:

    FOR                               AGAINST                           ABSTAIN

    1,450,346                         11,058                            10,880



Item 5.   Other Information


Item 6.   Exhibits and Reports on Form 8-K

(a)      10.65    Common Stock and  Warrant Purchase Agreement dated October 31,
                  2001.

         10.66 S2 Technologies, Inc. Series B Preferred Stock Purchase Agreement dated October 18, 2001.


(b)      Reports on Form 8-K

                  On November 1, 2001, the Company filed a report on Form 8-K to report that it would make an additional investment in S2 Technologies, Inc. On November 13, 2001, the Company filed a report on Form 8-K to report the completion of a $500,000 private placement of its common stock and warrants.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ORYX TECHNOLOGY CORP.

Dated:  January 14, 2002          By:  /s/ Philip J. Micciche
                                       -----------------------------------------
                                       Philip J. Micciche
                                       President, Chief Executive Officer
                                        and Director
                                       (Principal Executive Officer)




                                       /s/ Mitchel Underseth
                                       -----------------------------------------
                                       Mitchel Underseth
                                       Chief Financial Officer and Director
                                       (Principal Financial and Accounting
                                       Officer)