Form 10KSB
period 2002-02-28
ORYX TECHNOLOGY CORP
filed 2002-05-29
CIK 915355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   For the fiscal year ended February 28, 2002

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number 1-12680

                              ORYX TECHNOLOGY CORP.
           (Name of small business issuer as specified in its charter)

           Delaware                                              22-2115841
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

4340 Almaden Expressway, Suite 220
San Jose, California                                               95118
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Issuer's Telephone Number, including area code:                (408) 979-2955
-----------------------------------------------                --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
      Title of each class                                  on which registered
      -------------------                                 ----------------------
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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Issuer's revenues from continuing operations for its most recent fiscal year were $605,000.

     As of April 30, 2002, 1,832,834 shares of common stock and preferred stock convertible into 4,375 shares of common stock of Issuer were outstanding. The aggregate market value of the shares of common stock held by non-affiliates of Issuer, based on the average of the closing bid and asked prices on April 30, 2002: $3.15 and $3.35 quoted by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), was approximately $4,821,730.(1)

                       DOCUMENTS INCORPORATED BY REFERENCE

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


-----------------------
1 For purposes of this Report, shares held by non-affiliates were determined by aggregating the number of shares held by officers and directors of the Issuer, and by others who, to Issuer's knowledge, own 5% or more of Issuer's common stock, including shares of preferred stock convertible into common stock, and subtracting those shares from the total number of shares outstanding. The price quotations supplied by NASDAQ represent prices between dealers and do not include retail mark-up, markdown or commission and do not represent actual transactions.

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

     Today we are a technology licensing and investment and management services company with two primary focuses:

o collecting royalties for our SurgX technology from our SurgX licensees, Cooper Electronics Technologies, Inc. and IRISO Electronics, Ltd.; and

o maintaining our current portfolio of investments in technology start-up companies and providing management services in technology start-up companies we have invested in and others through our investment and management services company, Oryx Ventures, LLC.

     As a result of the restructuring of our business, we have disposed of substantially all of our operating businesses which accounted for substantially all of our revenue. In the absence of increased royalty revenue from the sale of our SurgX technology through our licensees, which to date has not occurred, such restructuring has sharply reduced our revenues without creating opportunities to offset the lost revenues. The licensees of our SurgX technology have, to date, not been successful in shipping products incorporating our SurgX technology in significant volumes and there can be no assurances that they will be successful in generating substantial sales of SurgX based products in the future. We have no reasonable expectation that the licensee of our Intragene technology will be successful in shipping any products incorporating our Intragene technology that would generate royalty revenues for us.

         SurgX Corporation

         Business Overview

     SurgX Corporation, or SurgX, is the subsidiary through which we license SurgX, our proprietary surge protection technology. The underlying technology developed by SurgX is currently licensed exclusively to two licensees, Cooper Bussmann, or Cooper Electronics Technologies, and IRISO Electronics Company, Ltd., or IRISO. Products manufactured by these licensees and utilizing SurgX's proprietary technology are targeted to be sold to original equipment manufacturers, or OEMs, and contract manufacturers in the computer, communication, and electronics industries to provide protection against electrostatic discharge, or ESD, events through discrete devices at the printed circuit board level.

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

     The licensees of our SurgX technology have, to date, not been successful in shipping products incorporating our SurgX technology in significant volumes and there can be no assurances that they will be successful in generating substantial sales of products based on our SurgX technology in the future.

Licensees

         Cooper Electronics Technologies

     In fiscal year 1997, an exclusive world wide, except for Japan, license was granted to Cooper Bussmann for the manufacture and marketing of surface mount and connector array components using SurgX technology. Cooper Bussmann is a leading manufacturer of fuses and its target market for products incorporating the SurgX technology is the electronics market. In consideration for this license, Cooper Bussmann paid us $750,000 in development funding, and, subject to terms of the license agreement, became obligated to pay royalties to us for approximately eleven years based upon Cooper Bussmann sales of SurgX surface mount components and connectors. In September of 1997, this license agreement was amended to extend its term to 20 years, expand Cooper Bussmann license rights for SurgTape for board-level ESD protection, and provide SurgX with a cash advance of $1.7 million, in the form of non-refundable minimum royalties to finance further the development and commercialization of SurgTape. At this time, SurgTape has not been commercialized and activities by SurgX to develop SurgTape for board-level ESD protection have been abandoned.

     During fiscal 2000, Cooper Bussmann formed Cooper Electronics Technologies, Inc. to handle research, development, manufacturing and sales and marketing functions for the P.C. board level electronic circuit protection and conditioning products within Cooper Bussmann. This effort includes several technologies, including products incorporating SurgX technology. Cooper Electronics Technologies has a worldwide network of direct sales and representative entities and technical distribution groups responsible for the promotion and sales support of its products including SurgX electrostatic surge protection devices.

     Cooper Bussmann had initially started manufacturing discrete components incorporating SurgX technology. In order to address the market requirements of high volume and low cost, which could not be achieved in Cooper Bussmann manufacturing facilities, Cooper Bussmann initiated an offshore manufacturing arrangement with an Asian based contract manufacturer. Based upon initial forecasts, this contract manufacturer's production capacity was initially sized to handle a monthly capacity of ten million units of Cooper Bussmann's 0805 products with the ability to scale capacity to handle anticipated increased demand for products incorporating SurgX technology; to date this increased demand has not materialized. During calendar 2001, due to slow market conditions in the electronics industry in general coupled with high levels of inventory, Cooper Electronics Technologies' contract manufacturer temporarily suspended manufacturing SurgX components, except for sample quantities of the new 0603 discrete component for evaluation and qualification purposes. As of December 2001, Cooper Electronics Technologies' contract manufacturer resumed the manufacturing process starting with the new 0603 ESDA product, which was released in January 2002. The 0603 ESDA product continues to be sampled to customers manufacturing cellular devices, PDA's, set top boxes, DSL type equipment, and there is on going product evaluation at numerous OEMs, such as Motorola, (set top boxes, and high speed internet connection boards) several automotive suppliers in Europe, (antenna and global positioning systems) large Asian manufacturers such as Sharp, Aiwa, Panasonic, several European and Korean companies and others, worldwide. The 0603 product is gaining popularity with the designer community due to the high frequency performance and new pricing policies aimed at replacing other devices traditionally used for ESD protection. Cooper Bussmann has gained many design wins at large customers like Canon, Panasonic, Sanyo, Toshiba, Motorola, Siemens, Fujitsu and others like Sony are in process.

     Due to the transfer of SurgX product manufacturing offshore by Cooper Bussmann and the reorganization of Cooper Electronics Technologies in fiscal 2000, sales of SurgX products by Cooper Electronics Technologies for fiscal 2001 were under three million units, which is substantially lower than previously anticipated. However, Cooper Electronics Technologies restructuring of its manufacturing and other operations did improve its capacity to market our SurgX technology. SurgX technology has now been designed in products offered by more than thirty OEMs, and is also in active product evaluation with numerous OEMs, including several well known organizations. Due to the long lead times from design wins to production orders, competitive product substitutions and risk of cancellation of product programs, coupled with the recent significant downturn in the electronic components market these design wins have not resulted in significant sales of SurgX products.

     Sales of SurgX products in fiscal 2002 started out significantly lower than previously anticipated, with less than 18 million units shipped during fiscal 2002, partially due to the overall slowdown in the electronic industry and increased technical protection performance requirements demanded from customers that have yet to be achieved by our SurgX technology. The inability of our SurgX polymer technology to meet more stringent technical protection requirements of new integrated circuit devices and fiber optic amplifier components is the primary cause of the shortfall in expected sales. However, during the fourth calendar quarter of 2001, as a result of a shift in marketing strategy, Cooper Electronics Technologies received orders for over 22 million combined units of its older technology product, the 0805 discrete component, and its new 0603 ESDA product and 4line1206 array product. As of April 30, 2002, it had shipped substantially all units of the approximately 22 million units ordered. The sales prices of the devices are lower than expected due partially to the lower that required performance (application sensitive sales) and the low pricing of the competing devices in the market. However with the concentrated application engineering and marketing effort, CET has shipped over 18 million devices (combination of 0603, 0805, and 4 line array configurations) year-to-date to various customers. The 0603 product alone accounted for several millions shipped year-to-date.

     During fiscal year 2000, all SurgX research and development efforts were transferred from Oryx to Cooper Electronics Technologies. In fiscal 2001, a Cooper Electronics Technologies polymer devices facility was established to support polymer development, manufacturing and marketing activities. This facility also includes technologies for several other Cooper Electronics Technologies' devices, such as supercapacitors. Cooper Electronics Technologies' manufacturing and process know-how have been utilized to improve the processing yields, the consistency and the logistics of SurgX liquid manufacturing, and the focused marketing and application engineering effort has improved the integration and manufacturing of SurgX liquid technology with finished ESD protection device manufacturing.

     Cooper Electronics Technologies is working on new product development and has developed and introduced a four-line array product to address the requirements of the cellular market. In late calendar 2001, it completed the prototype phase and product validation testing of the 0603 discrete component package with better protection capability and lower trigger voltage and is in the process of prototype development, of a much smaller footprint component, a 0402 package style in addition to other smaller multi-line variants. In addition, Cooper Electronics Technologies has identified the market requirements necessary to be able to participate in a more significant portion of the potential market for ESD type transient voltage protection devices. This high volume market will require significant electrical performance improvements to the liquid polymer which will require enhancements to the current polymer system to achieve much lower trigger and clamping voltage performance. However, there can be no assurance if, or at what level, Cooper Electronics Technologies will continue its development efforts. Cooper Electronics Technologies has informed the Company that unless it receives significant orders for its SurgX based products and/or finds other companies willing to share in SurgX development costs, it will significantly curtail or abandon all SurgX related development activities.

     In September 2001, due to disappointing sales results of Cooper Electronics Technologies' products incorporating SurgX technology, we began negotiations with Cooper Electronics Technologies to amend the exclusive license agreement to allow us to license our SurgX technology to other entities. We have not yet reached a definitive agreement with Cooper Electronics Technologies. Further, Cooper Electronics Technologies has informed us that they will not make an additional $1 million royalty payment due in July 2002 to maintain its exclusive license to the SurgX technology. At such time, the license granted to Cooper Electronics Technologies will be nonexclusive. We are currently in initial discussions with three companies interested in licensing our SurgX technology. However, until we reach an agreement with Cooper Electronics Technologies to amend its existing license to allow us to license the SurgX technology to other entities or the exclusivity provision in such license expires in July upon nonpayment of the $1 million royalty by Cooper Electronics Technologies, we are unable to proceed with negotiations with any other potential licensee of the SurgX technology. There can be no assurance that Cooper Electronics Technologies will agree to any amendment of the exclusive license, and if it does, that we will be successful in entering into license agreements for our SurgX technology on an acceptable commercial basis with other third parties.

         IRISO

     In November 1997, IRISO, a manufacturer of high engineering connectors and precision metal pins for electronic equipment, made an investment of $500,000 in SurgX Corporation in exchange for an equity ownership interest of approximately three percent of the total outstanding shares of SurgX Corporation. In conjunction with this equity investment, IRISO received a fifteen-year co-license to manufacture and sell our SurgX technology exclusively in Japan for board level ESD protection. These products are marketed under the SurgX trademarks. In fiscal 1999, IRISO started volume production and sales of 0805 surface mount components. Sales in fiscal 2000 were minimal, with IRISO shipping production quantities to two major OEMs and in lesser amounts to five other customers. While shipments in fiscal 2001 and fiscal 2002 were up significantly, at approximately 12 million units for each year, these sales levels are much lower than initially forecasted Sales of SurgX products by IRISO have been negatively affected by a significant downturn and continued weakness in the electronic components markets and market requirement of improved ESD protection capabilities. IRISO is currently shipping to eight OEMs. Additionally, there are several customers currently evaluating IRISO products incorporating the SurgX technology. In fiscal 2001, IRISO paid Oryx $100,000 in licensing royalties for shipments during the year. In fiscal 2002, IRISO paid its minimum licensing royalty obligation of $200,000 for the royalty year ending September 2001.

     In fiscal 2000, IRISO launched a SurgX component in a standard passive component package style, its 0805 package. Current development efforts for future products are chip and network chip for optical devices and the next generation cellular phone. Electrical performance improvements of reduced clamp voltage (trigger voltage) and electrical shorting must be achieved to create additional sales opportunities. Without these improvements, we expect that IRISO's sales volume of products incorporating SurgX technology in the near term will only rise modestly.

     In fiscal 2002 we transferred the manufacturing of SurgX liquid material to IRISO in Japan. Future liquid manufacturing enhancements and liquid development activities will be borne by IRISO with limited support for our internal development activities.

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

     The global market for all over-voltage protection devices currently is estimated at approximately $1.5-1.8 billion and includes some more mature transient voltage suppression, or TVS, devices such as gas discharge tubes, varistors, and diodes. The major markets targeted for new surge protection devices and technologies, such as those represented by our SurgX technology, and are telecommunication, automotive and computers. Sales of surge protection devices are divided among varistors (40%), diodes (40%), and gas discharge tubes and surge resistor networks (20%).

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

     Varistors are typically used for protection of electronic components from transients generated on the power lines supplying electronic systems. The varistor is bipolar in nature but has the largest capacitance of the common overvoltage protection devices, commonly ranging between 200 to 10,000pF. Newer varistor devices have now appeared on the market with capacitances as low as 5 pF targeted for the ESD protection area. As long as the varistor is large enough, it can handle high currents. Varistors' typical response times cited are slow, and current leakages are up to the milliamp range.

     Diodes offer the lowest costs, tightest clamping voltage and fastest response times of standard over-voltage protection devices. For this reason, diodes have been the preferred over-voltage protection device for integrated circuits protection at the board level. Diodes are used extensively on signal lines and on printed circuit boards used in communications, computer, industrial and automotive electronics. Diode response times are one nanosecond or less, however, capacitances are commonly greater than 10 to 100's of pF, the current leakage is in the microamp range, and the response to voltages is only unidirectional. Diodes include Zener diodes, silicon avalanche diodes, and sidactors. In some specific instances switching diodes may also be used as transient voltage surge diodes, although these are not true suppressors and are offered as low cost alternatives to Zeners and silicon avalanche diodes.

     SurgX is an over-voltage protection component, which is designed for extensive use on printed circuit boards. It addresses many of the same applications as diodes and some varistors. Like the varistors and the gas discharge tubes, SurgX is bipolar in nature, allowing a single SurgX component to replace two diode devices. The capacitance of SurgX devices is typically less than 1/4 picofarad, much lower than that of any of the standard overvoltage protection components it is intended to replace. SurgX devices have been measured to be usable at very high frequencies without interfering with signal transmission. The low capacitance is particularly important as the frequencies of today's electronics go beyond 10 mega hertz. Over-voltage devices with capacitances greater than 10 pF interfere with megahertz signals. The slow response time of the gas discharge tubes prohibits their use for ESD protection of signal lines, even though they have the low capacitance required.

     SurgX can be used as a diode/varistor replacement in many ESD over-voltage transient applications since it has nanoseconds response, with a fold back trigger response similar to a sidactor diode, low capacitance, a very small footprint, lower leakage current than either a diode or a varistor, and high current shunting capability. In larger packages with larger electrodes, the energy handling capability of SurgX increases, thereby allowing its use in applications such as modems, where gas discharge tubes and varistors would typically be used.

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

Primary Market Segment

     Our licensees, Cooper Electronics Technologies and IRISO, have sole responsibility for marketing products using our SurgX technology. The TVS protection function traditionally served by the discrete TVS diode is the primary market targeted by our licensees. This market in total was approximately $800 million in calendar 2001 and consists of two segments: the low energy high frequency ESD type protection where the SurgX device is optimal in its function and the much lower clamp (trigger voltage) application currently outside the SurgX specification area. Each of these segments generated approximately $400 million in total sales in calendar year 2001. This includes the ESD protection part of the varistor market. However, in order to fully participate in this segment, the SurgX device must be designed to be capable of much higher operating voltage and cycle capability. Within these markets the most important use criteria tend to be cost. After cost, the trigger voltage, level of capacitance, response time, size, energy handling and leakage current are important criteria. It is the latter criteria on which the SurgX technology will initially compete. The low capacitance requirement of ESD protection devices in many circuit designs will provide the initial entry into the diode market segment. Our licensees are just beginning to participate in the low price, high volume diode market, since they had found it difficult to achieve product costs competitive with diodes or required electrical performance. However, the high volume, low-cost diode market may provide the most significant opportunity for our licensees and they are currently evaluating cost reduction and electrical enhancement initiatives to be able to compete more effectively in the high volume, low price diode market.

Product Development

     Prior to fiscal year 2000, SurgX employees were dedicated to product development. SurgX's approach to the market consisted of two parallel product paths: on board-level ESD protection and on-chip ESD protection. During fiscal year 2000, all SurgX research and development efforts were transferred to Cooper Electronics Technologies. In fiscal 2002 we reinitiated limited SurgX liquid development activities to support our licensees in improving electrical performance of SurgX products. In order to continue our limited development activities we must be successful in entering into new licenses for our SurgX technology and using funding received from these licensees to maintain and/or increase our capacity in this research and development effort.

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

     Intellectual Property

     Proprietary protection for our products, processes and know-how is important to SurgX's business. We have numerous patents issued and in process in the US and foreign countries. We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. Our policy is to file patent applications to protect our technology, inventions and improvements as soon as practicable. To the extent applicable, we will continue to work on patent applications currently in process at the Patent Office. However, since we have transferred all product development and manufacturing to our licensees, it is the responsibility of our licensees to file patent applications or amendments or otherwise protect the intellectual property that they develop in connection with the licensed SurgX technology.

     The registration on the "SurgX" trademark was granted by the US Patent and Trademark Office on March 17, 1998.

     The two foundation patents filed by SurgX in 1995 on manufacturing processes, methods of making the SurgX compositions and SurgX devices have been divided by the U.S. Patent and Trademark Office into 11 different inventions for filings as individual patents. In September 1998, the US patent on the basic method of manufacturing SurgX overvoltage compositions was issued. Four additional basic patents have been filed on other aspects of the SurgX technology, including surface mount devices and connector component designs. A total of 6 US patents have been granted and 1 more has been approved, which will issue as a US patent in mid-2002. Foreign patent filings have been made in 10 countries plus the European countries on the two foundation patents, and selected foreign patent filings have been made on the other basic patents. Eleven of the foreign patents have been granted. The remaining US and foreign patents are in process. We believe our patents and patent applications cover significant proprietary art in devices, processes and materials.

     We expect that our licensees will file improvement patent applications with respect to changes and improvements in the SurgX technology. There can be no assurance, however, that such improvement patents will be granted.

     Oryx Ventures, LLC

     We established Oryx Ventures, LLC, a Delaware limited liability company, in May 2000 to act as an investment and management services entity for us. Oryx Ventures is a wholly-owned subsidiary of Oryx and is managed by our employees. Oryx has contributed investment funds to Oryx Ventures from its existing cash balances and it plans to contribute additional funds from two sources; internal cash flow generated from future royalty income received from licensing our SurgX technology and external funds generated from the sale of securities. However, at present, due to a lack of capital and adverse conditions in the capital markets, coupled with the uncertainty of future royalty income from SurgX, we are limiting the activities of Oryx Ventures primarily to management services. In order to conserve cash resources at Oryx, we have not actively sought new additional investments since September 2000, except for participating in a bridge loan in June 2001 and a Series B Preferred financing in October 2001 and March 2002 with our portfolio company, S2 Technologies. Oryx will receive all profits and losses from Oryx Ventures, provided that, Philip Micciche CEO of Oryx, Mitchel Underseth, CFO of Oryx and Luis Borge, Controller of Oryx will receive an aggregate of 20% of the profits distributed by Oryx Ventures upon liquidation or otherwise and Oryx will receive the balance of such profits.

     Currently, Oryx Ventures provides management services, primarily with its portfolio company, S2 Technologies. The Oryx Ventures team is working closely with S2 Technologies' founders, providing strategic and management services in all areas of business, including administration, operations, finance, marketing and sales. Typically, Oryx Ventures will receive equity, warrants, cash remuneration or a combination of both, from S2 Technologies and any other companies it provides services to. These services may include:

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

     LOTS Technology, Inc. and S2 Technologies, Inc. are actively engaged in business. NetConversions significantly curtailed business operations in August 2001.

     LOTS Technology ("LOTS") proprietary technology is a replacement product for the high-end magnetic media drives that can no longer keep pace with the growth in digital data storage. The company, which developed the technology with major funding from government contracts, plans to supply large-volume data storage systems to three broad markets of commercial and government customers, including general purpose computing, networked data storage, digital video and data acquisition system companies. We made a direct investment of $500,000 in this company and have received additional equity in the form of stock options for our senior advisory services with our total ownership in excess of 6.5%. LOTS may do a second round of preferred stock financing, however, we will not participate in this financing and, as a result, our ownership interest in LOTS will be diluted as a result of such financing. As of April 2001, we had fulfilled our obligations under our management service agreement and are no longer providing any other services. Based upon the adverse conditions of the private equity capital markets there is greater uncertainty concerning the outlook for privately funded companies and there can be no assurance that LOTS will be successful raising sufficient funding to support its current business model. We fully reserved our $500,000 investment during the fourth quarter of fiscal 2001.

     NetConversions, Inc, ("NetConversions") has a solution that incorporates an innovative approach to behavior profiling and promotions, allowing e-commerce managers maximum flexibility to change their website marketing. The product is a turnkey ASP solution that requires minimal client integration and engineering. Oryx has provided a bridge loan of $100,000 to NetConversions that is convertible to equity at a discounted rate. We fully reserved our investment in NetConversion as of November 30, 2000 due to industry conditions and financing issues. In August 2001, NetConversions significantly curtailed its business operations.

     In August 2000,  through Oryx  Ventures,  we invested  $500,000 in Series A
Preferred of S2 Technologies. In June 2001, we invested $250,000 in a bridge loan to S2 Technologies, which was converted into Series B Preferred at the close of the Series B Preferred round. In October 2001, we participated in S2 Technologies' second round, Series B Preferred financing with an investment of $1,105,000, which included conversion of the $250,000 bridge loan and an investment of $855,000 in new funds. In March 2002, we invested an additional $938,000 in Series B Preferred issued by S2 Technologies.

     We are also providing senior management advisory services in exchange for additional equity in S2 Technologies. S2 Technologies' focus is to provide value-added tools that address the development, integration and verification phases of the embedded software. The goal is to increase software developers' and engineers' productivity and decrease the time it takes for their products to reach commercialization. S2 Technologies entered into beta agreements with LSI Logic and Emerson Electric Co. and released its first commercial product in March 2002. Given the limited capital resources of S2 Technologies at the time we made our original investment, we began recognizing losses on our investment in S2 Technologies based upon our pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing, we are recognizing losses on our investment in S2 Technologies based upon our total equity ownership percentage in S2 Technologies. We recognized losses attributable to our ownership of S2 Technologies of $814,000 and $257,000 for years ended February 28, 2002 and February 28, 2001, respectively, which are included in loss on investments. At February 28, 2002, this investment value was $520,000. After our additional investment in S2 Technologies in March 2002, our total voting ownership is approximately 44.3% and our total ownership, on a fully diluted basis, is approximately 43.3%.

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

     We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree upon our ability to assist our portfolio companies in obtaining their follow-on financing, which, in light of current conditions in the capital markets for high-technology companies, may be difficult. In addition, many of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. These investments have had a negative impact on our financial statements. At present, we are focusing our efforts on S2
Technologies. However, we may not be able to successfully develop S2 Technologies or any of our other portfolio companies and there can be no assurances that we will either recoup our investments or receive any return on our investment in any company in which we invest.

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

     The various interests that we have acquired in our portfolio companies are accounted for by either the equity method or the cost method. The applicable accounting method used to record our investments in our portfolio companies is determined by our voting interest and the level of influence we exercise over each portfolio company. In general we use the equity method when our ownership level exceeds 20% but is not greater than 50%. When our ownership is less than 20% and we do not exercise significant influence or effective control we use the cost method. Whether or not we exercise significant influence with respect to a portfolio company depends on an evaluation of several factors including: our management capacity and decision making authority relative to our management services we provide to the portfolio company, level of representation on the portfolio company's board of directors and level of voting rights associated with our equity holdings.

         Our portfolio companies as of February 28, 2002 were:

------------------ ------------------ -------------- ----------------- ---------------------
Company            Accounting Method  Date of        Voting Ownership  Derivative Ownership
                                      Initial                          from Management
                                      Investment                       Services
------------------ ------------------ -------------- ----------------- ---------------------
------------------ ------------------ -------------- ----------------- ---------------------
Lots Technologies  Cost Method        July 7, 2000   2.2%              4.4%
------------------ ------------------ -------------- ----------------- ---------------------
S2 Technologies*   Equity Method      July 20, 2000  35.1%             4.5%
------------------ ------------------ -------------- ----------------- ---------------------
Net                Cost Method        June 19, 2000  N/A               0%
Conversions
------------------ ------------------ -------------- ----------------- ---------------------

* On March 2002, the Company made an additional investment of $938,000 in S2 Technologies raising its voting ownership to 44.3%.


     Cost to support Oryx Ventures activities are primarily related to salary expenses associated with providing management services to our portfolio companies. As of February 28, 2002 there were three executives providing management services through Oryx Ventures. Currently, Oryx Ventures receives equity, fees or a combination of both as payment for providing management services to its portfolio companies and other companies in which Oryx Ventures does not have an equity investment.

     Research and Development

     In fiscal year 2000, we transferred all of our SurgX research and development to Cooper Electronics Technologies, a subsidiary of Cooper Bussmann. Cooper Electronics Technologies has funded substantially all research and development activities with respect to SurgX technology for fiscal years 2001 and 2002. The total amount spent by us on research and development activities in fiscal years 2001 and 2002 was $256,000 and $184,000, respectively. In fiscal 2002 we reinitiated limited SurgX research and development activities to support licensees in improving electrical performance of SurgX products. If we are successful in contracting with new licensees for our SurgX technology we anticipate using funding received from these licensees to maintain and/or increase our research and development activities with respect to our SurgX technology.

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

     Employees

     As of April 30, 2002, we employed 4 people on a full-time basis. Our full time employees consist of one executive officer, one other executive employee, one engineering employee and one administrative employee. Our employees are not covered by any collective bargaining agreements, and we believe our employee relations are satisfactory.

                                  RISK FACTORS

     A purchase of shares of our common stock involves financial risk. In deciding whether to invest, you should carefully consider the following factors, the information contained in this Form 10-KSB and the other information that we have referred to you.

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

Company Risks

We have a history of losses, expect future losses and may never achieve or sustain profitability.

     As of February 28, 2002, we had an accumulated deficit of approximately $23.7 million. We incurred net losses of approximately $1.5 million for the fiscal year ended February 28, 2002 and $2.1 million for fiscal 2001. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher royalty fees to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to generate higher royalty fees, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline. We must raise additional capital to continue our business.

Our corporate restructuring strategy from an operating company to a technology licensing and investment and management services company may not be successful.

     During fiscal years 1998 and 1999 we disposed of substantially all of our operating businesses and we are now a licensing and investment management services entity, with our primary source of income deriving from royalties from our SurgX technology licensed to Cooper Electronics Technologies and IRISO. In the course of selling various business units, we disposed of operations, which had accounted for substantially all of our revenues. While we believe that this downsizing has substantially reduced our losses and enabled us to focus on key strategic businesses, the actual impact cannot be certain. In the absence of increased sales of products incorporating our SurgX technology by our licensees, which has not yet materialized, such restructuring has sharply reduced our revenues without creating opportunities to offset equally the lost revenues.

     Our strategy of relying on licensing royalties and using the proceeds to fund the acquisition of other businesses and technologies presents special risks.

     We have shifted the strategic focus of our business from an operating business exploiting our own developed technologies to a licensing and investment and management services business where we intend to use the royalty revenues from our licensed SurgX technology to fund investments in start-up technology companies. However, due to lower than expected royalty payments received by us from licensing our SurgX technology, we have not made additional investments beyond the three portfolio companies we currently have invested in. This investment strategy involves a number of special risks, including:

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

     We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree upon our ability to assist our portfolio companies in their follow-on financing. In addition, all of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. These investments will have a negative impact on our financial statements, as they have had in the past. Further, we have written down the value of our investment in LOTS and Net Conversions to zero, and, at present, our primary focus is our investment in S2 Technologies. As of February 28, 2002, we had invested approximately $1.6 million in S2 Technologies (and an additional $938,000 subsequent to year end), however, the book value of our investment in S2 Technologies is only $520,000 as of February 28, 2002, given our equity method share of S2 Technologies' substantial losses. We may not be able to successfully develop S2 Technologies or any of our other portfolio companies and there can be no assurance that we will either recoup our investments or receive any return on our investment in any company.

We are dependent on the licensees of our SurgX technology for substantially all of our revenues.

     Our future royalties from the licenses of our SurgX technology are based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees.

     While the license agreements for our SurgX technology contain minimum annual royalty payment requirements for the licensees to maintain their exclusive rights, there can be no assurance that the licensees will pay the minimum royalty or that these minimum payments will provide enough revenue to continue to support our operations. In the case of Cooper Electronics Technologies, minimum royalty payments through June 2001 have already been satisfied to maintain exclusivity. However, Cooper Electronics Technologies has informed us that they do not intend to make a $1 million royalty payment due in July to maintain exclusivity and, at such time, their license of SurgX technology will no longer be exclusive. To date, Cooper Electronics Technologies and IRISO have shipped only limited quantities to customers of products incorporating SurgX technology and there can be no assurances that either of these licensees will ever achieve any significant sales revenue for SurgX products. Further, there can be no assurances that Cooper Electronics Technologies or IRISO will continue their respective licenses with us. In the event that either licensee terminates its license with us, we would suffer a material adverse impact on our business and financial condition.

We may not be able to raise sufficient funds to finance our internal operations or investments by Oryx Ventures.

     At present, our primary sources of revenue are from licensing royalties payable by the licensees of our SurgX technology and, to a lesser extent, management service fees from Oryx Ventures. However, currently we do not have sufficient funds to finance our proposed strategy of seeking investments in or acquisitions of new technologies. We anticipate, based on management's internal forecasts and assumptions relating to our operations, that we will need to raise additional capital to satisfy our contemplated cash requirements for the next twelve months. However, unless our existing licensees increase sales of SurgX products which results in increased royalty revenue to us or we are successful in contracting with new licensees who generate sales and royalty revenue for us, we may not have sufficient cash generated from operations to continue our business in the period starting the beginning of calendar 2003 or earlier. In light of these circumstances we are in the process of evaluating alternative methods of financing. If we are unable to secure additional financing, we will not have enough cash to last through the end of the current fiscal year. As a result of these circumstances, our independent accountants' opinion on our consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern.

     Our present business plan requires us to raise additional funds. We are in current discussions with respect to sources of additional financing. However, there can be no assurance that we will be successful in obtaining additional financing or that such additional financing would be on terms acceptable to us.

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

     Our performance is substantially dependent on the performance of our executive officers and other key employees, in particular, Philip Micciche, our president and chief executive officer, and Mitchel Underseth, our chief financial officer. The familiarity of these individuals with the industry makes them especially critical to our success. The loss of the services of any of our executive officers or key employees or the executive officers or key employees of our portfolio companies may harm our business. Competition for such personnel is intense.

We rely on our licensees, Cooper Electronics Technologies, and IRISO to manufacture and market products incorporating our SurgX technology and there can be no assurance that they will be successful in doing so.

     We rely exclusively on our licensees to manufacture and market products incorporating our SurgX technology. However, there can be no assurance that our licensees will be able to incorporate manufacturing process improvements in products using SurgX technology to further reduce product cost and enhance product performance to allow them to compete in the high volume, low price diode market. To date our licensees have not been successful in generating profits from the sale of SurgX products or in competing in this market.

     Further, manufacturing development results produced by our licensees in the future will be influenced by numerous factors, including:

     o our licensees' evaluation of the potential profitability of continuing to sell SurgX products;

     o the availability of funding for continuing research and development, sales and marketing activities;

     o technological developments by our licensees, their customers and competitors;

     o    market acceptance of products incorporating the SurgX technology;

     o our licensees' capacity to develop and manage the introduction of new products.

We rely exclusively on our licensees for research and development in connection with our SurgX technology.

     The development, design and manufacture of technology constantly undergo rapid and significant change. We rely on our licensees, Cooper Electronics Technologies and IRISO, for technological improvements to the SurgX technology. At present, we provide only limited research and development support for our SurgX technology. Our success will depend upon our licensees' ability to maintain a competitive position with respect to our proprietary and other enhanced technology and to continue to attract and retain qualified personnel in all phases of our licensees' operations. Our business is, to a large degree, dependent upon enhancements to the SurgX technology. Critical to our success and future profitability will be the capacity of our licensees to improve this technology. Product development and enhancement involve substantial research and development expenditures and a high degree of risk, and there is no assurance that these product development efforts will be successful, will be accepted by the market, or that such development efforts can be completed on a cost-effective or timely basis, or that there will be sufficient funds to support development efforts. There can be no assurance that future technological developments by other companies will not render existing or proposed SurgX products uneconomical or obsolete. Furthermore, there can be no assurance that our licensees will continue any research and development activities with respect to our SurgX technology or that, without funding from current or any future licensees, we will have the financial capacity to support any research and development activities with respect to SurgX technology internally. In September 2001, Cooper Electronics Technologies informed the Company that unless it receives significant orders for its SurgX based products and/or finds other companies willing to share in SurgX development costs, it will significantly curtail or abandon all SurgX related development activities. Without the financial support of licensees of our SurgX technology, we will not have the financial capacity to support and conduct SurgX research and development activities. There can be no assurance that we will receive such support from our licensees.

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

     o Cooper Electronics Technologies' and IRISO's continued marketing, sales, research and development and financial support of SurgX technology;

     o    overall economic trends; and

     o negative impact on our balance sheet due to the accounting treatment of our investment in portfolio companies.

     In addition, customer orders may involve design-in requirements, thus making the timing of customer orders difficult to predict and uneven.

     Our expense levels are based in part on our expectations as to future royalty revenues and, in particular, volume shipments of SurgX products by Cooper Electronics Technologies and IRISO. We may be unable to adjust spending in a timely manner to compensate for any delay in product development or revenue shortfall. Any weakening in demand for products using our SurgX technology or delays in acceptance of products using SurgX technology would have a material adverse effect on our operating results.

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

     Industry Risks

If our licensees are unable to successfully compete in the market for products using our SurgX technology, our business would be adversely affected.

     The licensees of our SurgX technology are engaged in certain highly competitive and rapidly changing segments of the electronic components industry in which technological advances, costs, consistency and reliability of supply are critical to competitive position. Our licensees compete or may subsequently compete, directly or indirectly, with a large number of companies, which may provide products or components comparable to those provided by us. In addition, competitors are likely to be larger, better capitalized, more established and have greater access to resources necessary to produce a competitive advantage.

We do not have the financial resources, facilities or personnel to perform research and development and manufacturing operations if a licensee of our SurgX technology terminates its license with us.

     We rely exclusively on our licensees, Cooper Electronics Technologies and IRISO, for research and development and manufacturing of products incorporating our SurgX technology. At present, we do not support manufacturing activities internally and provide only limited support for SurgX research and development. Our business is significantly dependent upon enhancement and increasing sales of products incorporating the SurgX technology. Such activities involve substantial expenditures and a high degree of risk. At present, we do not have the financial resources, personnel or facilities to support or manufacture products incorporating the SurgX technology. If either Copper Bussmann or IRISO choose to terminate their license agreement with us, we would not be able to support products incorporating the SurgX technology and the market position of SurgX products as well as our financial results would be materially adversely affected.

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

     At present, because of the uncertainty associated with our Cooper Electronics Technologies license and the overall weak sales of SurgX products and associated low level of royalty payments, it is unlikely that we will receive continuing royalties at a high enough level for us to meet Nasdaq's stockholders' equity requirement for continuing listing, which could occur as early as the first quarter of fiscal 2003. In such case, we would be required to raise additional funds to meet the Nasdaq stockholders' equity requirements. There can be no assurances that we will be able to raise additional equity in a timely manner, or at all to satisfy such requirements.

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

     As a result of various other transactions previously entered by us, as of February 28, 2002, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 472,400 shares of common stock. This represents significant additional potential dilution for our existing stockholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these convertible securities, there may be further dilution based on the price at which we issue other securities in the future.

Item 2.  Description of Property.

     We presently operate our businesses in one facility located at 4340 Almaden Expressway, San Jose, California. On August 7, 2001, we entered into an agreement with Hessling-Piper Investments to lease our current offices, a 550 square foot facility in San Jose, California. The monthly rental fee is $1,375.00 and the lease terminates August 10, 2002.

     The property described above is in satisfactory condition for the purpose for which it is used.

Item 3.  Legal Proceedings.

     We know of no material litigation or claims pending, threatened or contemplated to which Oryx is or may become a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of our fiscal year ended February 28, 2002, no matters were submitted to a vote of security holders.

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

                                          Common Stock
                                      --------------------
                                      High             Low
                                      ----             ---
2001 Fiscal year
----------------
1st Quarter                           $43.13           $17.50
2nd Quarter                           $22.19           $11.88
3rd Quarter                           $16.25           $ 3.75
4th Quarter                           $13.75           $ 2.81

2002 Fiscal year
----------------
1st Quarter                           $11.25           $ 3.50
2nd Quarter                           $ 4.90           $ 2.25
3rd Quarter                           $ 6.25           $ 3.20
4th Quarter                           $ 6.09           $ 3.65

     On April 30, 2002 the closing price for our common stock was $3.14 per share. As of April 30, 2002 the number of record holders of our common stock was approximately 91.

     We have never paid cash dividends on our common stock, however, we pay a $0.50 annual dividend on outstanding shares of preferred stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends will be paid on common stock in the foreseeable future. Future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors as well as the possible need to obtain the consent of any of its lenders.

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

     Business Segments

     Through fiscal year 2002, we operated in two main business segments: SurgX, a 97% owned subsidiary, and Oryx Ventures, our investment and management services company. These businesses operate independently and are supported by a corporate segment providing for all administrative, accounting, and financial activities. As noted above in "Description of Business," during fiscal year 1998, we embarked upon a major restructuring program. This resulted in the sale on February 27, 1998 of approximately 80% of our interest in Oryx Instruments and Materials Corporation and the sale on March 2, 1998 of substantially all of the assets and the entire business of Power Products Corporation. As part of the sale of our majority ownership position in Instruments and Materials, we retained certain assets from Instruments and Materials relating to sputtering targets assembly. We sold this remaining business during the second quarter of fiscal 2000, for a cash payment of $400,000. We retained approximately $280,000 in accounts receivable for this business and the purchaser of the business assumed substantially all of the liabilities associated with this business. We took these steps to reduce losses and enable us to concentrate on our electrostatic discharge protection business through our SurgX subsidiary.

         Segment/Subsidiary                     Businesses
         ------------------                     ----------
         SurgX Corporation                      o licensing SurgX technology

         Oryx Ventures, LLC                     o management services
                                                o investment in early stage
                                                  development companies

     Critical accounting policies

     Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     Investments

     The various interests that we have acquired in companies are accounted for under three broad methods: consolidation, the equity method and the cost method. The applicable accounting method is generally determined based on our voting interest in a company.

     Consolidation. Companies that we directly or indirectly control are accounted for under the consolidation method of accounting. Under this method, a company's accounts are reflected within its consolidated financial statements. All significant inter-company accounts and transactions are eliminated.

     Equity Method. Entities where we can exercise significant influence, but not control, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company's board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with our holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, our share of the earnings or losses of these companies are included in the equity income (loss) section of the consolidated statements of operations.

     Cost Method. Companies not consolidated or accounted for under the equity method are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in its consolidated statements of operations.

     Impairment of investments and long-lived assets

     The Company's long-lived assets include cost and equity method investments and goodwill resulting in our equity method investments. The Company periodically evaluates the carrying value of its investments for impairment. The fair value of the long-term investments is dependent on the performance of the entities in which the Company has invested, as well as volatility inherent in the external markets for these investments.

The Company has equity method goodwill which arose as a result of the October 2001, sale by S2 Technologies of Series B Preferred Stock. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity method goodwill is subject to the impairment guidance in existing rules for equity method investments.

In assessing potential impairment for these investments and related goodwill the Company will consider several factors as well as forecasted financial performance of the companies it has invested in. If these forecasts are not met, the Company may have to record additional impairment charges not previously recognized. During the year ended February 28, 2002, the Company did not recognize any impairment losses related to its long-term investments or goodwill, but has written down its investments based on its proportionate share of equity method losses. In 2001, we recorded impairment charges of $ 620,000 relating to our investments in NetConversions, Lots technologies and ILease. In assessing the recoverability of the Company's equity method goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

     Revenue recognition

     We recognize revenue on royalty fees as the respective royalties are paid and on services as the service is performed. If our business conditions were different, or if we used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported in our financial statements.

     Allowance for doubtful accounts

     We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We evaluate our allowance for doubtful accounts based on the ageing of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions.

     Accounting for Income Taxes

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely that not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-KSB which contain accounting policies and other disclosures required by generally accepted accounting principles.

     Consolidated Results of Continuing Operations

     For the fiscal year ended February 28, 2002, revenues from continuing operations decreased $45,000 or 7% from $650,000 for the year ended February 28, 2001 to $605,000 for the year ended February 28, 2002. The decrease in revenue was primarily attributed to the absence of sales of SurgX liquid due to the transfer of the manufacturing of SurgX liquid to our licensees and a decrease of Intragene royalty revenue, partially offset by an increase in SurgX royalty from our licensees and management services fees generated from Oryx Ventures. Revenue in the future will be derived primarily from royalties from our SurgX technology and to a lesser extent from management service fees from Oryx Ventures. Future royalties will be based solely upon the successful sales, marketing, manufacturing and development efforts of our SurgX licensees and Oryx Ventures' ability to charge fees for management services. To date, sales of SurgX products by our licensees are significantly lower than expected and there can be no assurances that sales of SurgX products will increase in the future, if at all. In addition, due to the lower than expected sales of SurgX products, there can be no assurances that our licensees will continue to invest in SurgX related sales, marketing and research and development activities.

     Cost of sales decreased $121,000 or 37% from $326,000 for the fiscal year ended February 28, 2001 to $205,000 for the year ended February 28, 2002. The decrease is primarily attributable to a reduction in cost associated with providing SurgX liquid to our licensees offset by an increase in the cost associated in generating management service fees from Oryx Ventures.

     Our gross profit increased $76,000 or 23 % from a gross profit of $324,000 for the fiscal year ended February 28, 2001 to a gross profit of $400,000 for the year ended February 28, 2002. The increase in gross profit for the year ended February 28, 2002 was primarily attributed to an increase in SurgX royalty revenue and a reduction in cost associated with providing SurgX liquid to our licensees partially offset by a decrease in Intragene royalty revenue and increased cost associated to management services fees generated from Oryx Ventures.

     General and administrative expenses decreased $514,000 or 32% from $1,599,000 for the fiscal year ended February 28, 2001 to $1,085,000 for the year ended February 28, 2002. The decrease in general and administrative expenses is primarily attributed to reductions in corporate compensation and reductions in salaries, travel and legal expenses as a result of discontinuance of Oryx Ventures' investment activities. General and administrative expenses related to Oryx Ventures were $159,000 for the year ended February 28, 2002 compared to $407,000 in Fiscal 2001. General and administrative expenses will increase in the future since we are focusing our management efforts on S2 Technologies and not actively pursuing new opportunities to charge fees for management services through Oryx Ventures.

     Research and development expenses increased $72,000 or 39% from $184,000 for the fiscal year ended February 28, 2001 to $256,000 for the year ended February 28, 2002. This increase is primarily related to an increase in salaries and depreciation expense associated with our limited SurgX liquid development activities initiated in May 2001 offset by a reduction in SurgX's patent cost expenses. Research and development expenditures will increase during fiscal 2003, as we continue limited development activities related to performance improvements for our SurgX liquid technology.

     For the fiscal year ended February 28, 2002 we recorded net interest income of $87,000. This compares to $215,000 of net interest income for the fiscal year ended February 28, 2001. The decrease is mainly attributable to lower balances of cash and cash equivalent and lower effective interest rates. We anticipate less interest income in the future since cash and cash equivalent balance and interest rates have decreased.

     During the fiscal year ended February 28, 2002, we recorded $814,000 of investment loss from Oryx Ventures' activities, consisting of recognition of losses relating to our percentage ownership share of S2 Technologies. This compares to $877,000 of investment loss recorded in the fiscal year ended February 28, 2001, of which $257,000 was related to our pro-rata share of the losses on S2 Technologies as a result of applying the equity method to our investment in S2 Technologies and $620,000 due to our fully reserving for our initial investments in Lots Technologies for $500,000, Net Conversion for $100,000 and I-Lease for $20,000.

     From our original investment in August 2000 through our participation in the S2 Technologies Series B Financing in October 2001, we recognized approximately 71% of S2 Technologies' losses, which reflected our percentage of total capital invested in this company. Subsequent to the S2 Technologies Series B Preferred financing, based on the addition of new investors, Oryx recognized 35% of S2 Technologies' losses that reflects Oryx's percentage of equity ownership in S2 Technologies. We expect an increase in the investment losses for the first two quarters of fiscal 2003 due to greater losses from S2 Technologies as its expenses increase in anticipation of its first commercial product release.

     We believe our operating losses will continue through fiscal 2003 as the anticipated royalty revenue from our SurgX and management fees generated from Oryx Ventures will not be sufficient to cover expected expenses for fiscal 2003.

Segment Results

     SURGX CORPORATION

                                         February 28              February 28
(dollars in thousands)                       2002                    2001
--------------------------------------------------------------------------------

Revenues                                          $200                     $200
Cost of sales                                       39                      233
                                      -----------------       ------------------
Gross Profit                                       161                      (33)

Operating Expenses                                 287                      254
                                      -----------------       ------------------
Operating Income (Loss)                          ($126)                   ($287)
                                      =================       ==================

     Revenue of $200,000 for fiscal year ended February 28, 2002 consists of SurgX royalty revenue from IRISO. This compares to $200,000 revenue recorded for fiscal year ended February 28. 2001 which consisted of $100,000 of SurgX, royalty from IRISO and $100,000 of sales of SurgX liquid which we did not have this fiscal year as a result of the transfer of the manufacturing of SurgX liquid to our licensees. Future SurgX licensees royalties will be based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees, and we have no view of what level of revenue will be achieved in the future, if any at all.

     Cost of sales decreased $194,000 or 83% from $233,000 for the fiscal year ended February 28, 2001 to $39,000 for the fiscal year ended February 28, 2002. The decrease is primarily attributable to a reduction in cost associated with providing SurgX liquid to our licensees. The cost of sales in fiscal 2002 was significantly reduced as we transferred our SurgX liquid manufacturing operations and equipment to our licensees during the first quarter of fiscal 2001.

     Operating expenses increased $33,000 or 13%, from $254,000 for the fiscal year ended February 28, 2001 to $287,000 for the year ended February 28, 2002. This increase is primarily related to an increase in salaries and depreciation expense associated with our renewed limited SurgX liquid development activities initiated in May 2001, offset by a reduction in SurgX's patent cost expenses. Research and development expenditures will increase during fiscal 2003, as we will continue limited development activities related to performance improvements for our SurgX liquid technology.

     ORYX VENTURES, LLC

                                         February 28              February 28
(dollars in thousands)                       2002                    2001
--------------------------------------------------------------------------------

Revenues                                          $223                    $213
Cost of sales                                      166                      93
                                      -----------------      ------------------
  Gross Profit                                      57                     120

Operating Expenses                                 159                     407
                                      -----------------      ------------------
Operating Income (Loss)                          ($102)                   ($287)
                                      =================      ==================

     Revenues consist of management and consulting fees provided to third party companies in which Oryx Ventures does not have an equity investment and to S2 Technologies, Inc. We will have lower revenue in fiscal 2003 since we are focusing our management efforts on S2 Technologies and not actively pursuing new opportunities to charge fees for management services to other companies through Oryx Ventures.

     Cost of sales is directly related to the allocated salaries associated with generating revenues.

     Operating expenses are primarily related to salaries expenses associated with providing management services to our portfolio companies where we receive equity in lieu of cash remuneration. Operating expenses decreased $248,000 or 61%, from $407,000 for the fiscal year ended February 28, 2001 to $159,000 for the year ended February 28, 2002. The decrease in operating expenses is primarily attributed to reductions in salaries, travel and legal expenses as a result of discontinuance of investment activities. We anticipate the same level of operating expenses during fiscal 2003.

     CORPORATE

                                         February 28             February 28
(dollars in thousands)                      2002                     2001
--------------------------------------------------------------------------------

Revenues                                          $182                     $237
Cost of sales                                        0                        0
                                      -----------------      ------------------
  Gross Profit                                     182                      237

Operating Expenses                                 895                    1,122
                                      -----------------      ------------------
Operating Income (Loss)                          ($713)                   ($885)
                                      =================      ==================

     Revenue in the corporate business segment consists of royalty from our Intragene technology. Revenue decreased $55,000 or 23% from $237,000 for the year ended February 28,

2001 to $182,000 for the year ended February 28, 2002. Revenue in the future will be substantially lower since sales of carbon targets using our Intragene technology have significantly declined.

     The decrease in operating expenses from corporate operations of $227,000 or 20% from $1,122,000 for the fiscal year ended February 28, 2001 to $895,000 for the fiscal year ended February 28, 2002 primarily relates to reduction in corporate compensation due to reduced headcount and a portion of salary expense charged to Oryx Ventures as cost of services associated with the revenue generated from management services fees. Operating expenses will increase in the future since we are not actively pursuing new opportunities to charge fees and associated costs for management services through Oryx Ventures.

     Liquidity and Capital Resources

     Our working capital decreased $1,072,000 or 35% from a surplus of $3,097,000 at February 28, 2001, to a surplus of $2,025,000 at February 28, 2002 primarily attributed to cash used for investments by Oryx Ventures and a net loss from operations during fiscal 2002. Our ratio of current assets to current liabilities was 10.8:1 at February 28, 2002 and 9.1:1 at February 28, 2001.

     Net cash used in operations was $644,000 and $1,393,000 for the years ended February 28, 2002 and 2001, respectively, primarily in the form of operating losses. This represents a decrease of $749,000 or 54%.

     Net cash used in investing activities was $1,106,000 for the fiscal year ended February 28, 2002 compared to net cash used in investing activities of $164,000 for fiscal 2001. The net cash used in investing activities for the fiscal year ended February 28, 2002 consisted primarily of an investment of $1,105,000 in S2 Technologies' Series B Preferred Stock by Oryx Ventures. The net cash used in investing activities for the fiscal year ended February 28, 2001 was primarily attributable to $1,120,000 cash used for investments by Oryx Ventures partially offset by $993,000 cash provided by proceeds from the sale of short-term investments. We do not expect to have any material capital expenditures for the year ended February 28, 2003. On March 2002, Oryx Ventures made an additional investment of $938,000 in S2 Technologies. As a result of this latest investment, Oryx now has an equity ownership in S2 Technologies of approximately 43% on a fully diluted basis.

     Net cash provided by financing activities was $497,000 for the fiscal year ended February 28, 2002. This represents an increase of $163,000 or 49% from $334,000 net cash provided by financing activities in fiscal 2001. Net cash provided by financing activities for the fiscal year ended February 28, 2002 was primarily attributed to approximately $ 500,000 in proceeds from a private placement of our common stock in October 2001. Cash provided by financing activities during fiscal 2001 was primarily from the exercise of stock options for common stock.

     On October 31, 2001, Oryx Technology Corp. completed a private placement of 162,338 shares of its common stock at a purchase price of $3.08 per share, resulting in aggregate proceeds to Oryx Technology Corp. of $499,000. The investors also received warrants to purchase 37,975 additional shares of Oryx Technology Corp. common stock at an exercise price of $5.925 per share. The common stock and warrants sold in this private placement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or an exemption from registration requirements.

     We do not have sufficient capital to meet our anticipated working capital requirements through fiscal year 2003. We must raise additional capital through public or private financings or other arrangements in order to sustain our business. In addition, without additional equity we will fall below Nasdaq's minimum tangible net worth listing requirements to maintain our listing on the Nasdaq SmallCap Market. We are actively exploring financing opportunities and, there can be no assurance that such transactions can be effected in time to meet our needs, if at all, or that any such transaction would be on terms acceptable to us or in the best interest of our stockholders. If we cannot raise additional capital, when needed and on acceptable terms, we will not be able to achieve our business objectives and continue as a going concern. As a result of these circumstances, our independent accountants' opinion on our consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern.

     Recent accounting pronouncements

     In July 2001, the FASB issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 supercedes APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on March 1, 2002. The Company has determined the main impact these standards will have on its financial position and results of operations, is that equity method goodwill is no longer amortized, but that it is still subject to impairment guidelines under APB No. 18. As of February 28, 2002, the Company has equity method goodwill recorded as a result of its investment in S2 Technologies that is not subject to amortization, and as a result of it being generated after July 1, 2002, no amortization was recorded during fiscal 2002.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of the book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operation of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company believes that the adoption of SFAS No. 144 will not have a significant impact on its financial statements.


Item 7.   Financial Statements.

          The response to this item is submitted in Item 13.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          Not applicable.

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

     The names and ages of our directors and executive officers as of February 28, 2002 are as follows:

Name                       Position                                          Age
----                       --------                                          ---
Philip J. Micciche         President, CEO and Director                       68

Mitchel Underseth          CFO and Director                                  45

Andrew Intrater            Secretary, Treasurer and Director                 40

Dr. John H. Abeles         Director                                          57

Jay M. Haft                Director                                          66

Richard Hubbard            Director                                          42

Doug McBurnie              Director                                          59

Thomas Guzek               Director                                          47


     PHILIP J. MICCICHE has served as Oryx' President and Chief Executive Officer and as a director of Oryx since April 25, 1997. From 1993 through 1995, Mr. Micciche was Chief Executive Officer of AXCIS Information Networks, a provider of sports information data. From 1990 through 1992, Mr. Micciche was President of Dysan International/Magnetics L.P. and oversaw its initial public offering in Hong Kong in 1991. From 1983 through 1990, he held several executive management positions at Xidex Corp. In one of those positions, Mr. Micciche brought the division from a loss to a substantial profit in less than 15 months. From 1983 through 1985, Mr. Micciche was Senior Vice President Marketing at Xidex Magnetics, where sales increased $42 million in that two-year time period. Xidex merged with Dysan Corp. in 1985. Prior to 1983, Mr. Micciche held positions as Chief Executive Officer, Vice President Sales, Product Sales Manager and Chief Engineer for various companies. Mr. Micciche received his BSEE from Northeastern University in Boston.

     MITCHEL UNDERSETH has served as Chief Financial Officer of Oryx since November 25, 1996, with additional responsibilities for human resources. In addition to his duties at Oryx, from October 2000 to March 2002, Mr. Underseth served as the Chief Financial Officer and interim CEO for Manage.Com, a privately held software supplier providing management software to large global 2000 companies and from September 1999 to October 2000 he was the Chief Financial Officer for Aptix Corporation, a privately held electronic design automation company providing software and hardware. Mr. Underseth was elected as a director of Oryx in October 1997. From August 1992 through November 1996, Mr. Underseth was Chief Financial Officer of Triptych CD/San Joaquin Packaging in Stockton, California. From March 1990 through April 1992, Mr. Underseth was Chief Financial Officer of Dysan International/Magnetic L.P., a spin-off of Xidex's Flexible Disk Group. From September 1986 through March 1990, Mr. Underseth was Vice President-Finance of Xidex Flexible Disk Group and Rigid Oxide Group in Santa Clara, California. Mr. Underseth received his M.B.A. from the University of Washington in Seattle and his B.S. in Business from Lewis and Clark College in Portland, Oregon.

     ANDREW INTRATER has been a director, Secretary and Treasurer of Oryx since its organization in July 1993. He was employed in various executive capacities with Oryx from July 1993 until March 1998, when he resigned following the sale of Oryx' majority ownership position in Oryx Instruments & Materials Corporation, since renamed as Oryx Instruments Corporation. Mr. Intrater is currently the Chairman of the Board of Oryx Instruments Corporation. Mr. Intrater previously held various executive positions with ATI, the predecessor corporation to Oryx and served as President of ATI and was a director since 1983. Mr. Intrater received his B.S. in Chemical Engineering from Rutgers University and completed graduate studies in Materials Science at Columbia University.

     JOHN H. ABELES, M.D., has been a director of Oryx since its organization in July 1993 and served as Chairman of its board of directors from October 1993 until April 1997. Since March 1992, Dr. Abeles has been a General Partner of Northlea Partners Ltd., a private investment partnership headquartered in Boca Raton, Florida. Since 1980, Dr. Abeles has also been President of MedVest, Inc., a business and financial consulting firm. Dr. Abeles serves on the board of directors of I-Flow Corporation, a publicly traded company that manufactures infusion devices, DUSA Pharmaceuticals, Inc., a publicly traded company, which is developing photodynamic therapy products, Encore Medical Corporation, which is an orthopedic implant, concern and Molecular Diagnostics, Inc. f.k.a. Ampersand Medical Inc., which is researching medical diagnostic equipment. Dr Abeles received his Medical degree and a degree in Pharmacology from the University of Birmingham, England, in 1970.

     THOMAS GUZEK has been a director of Oryx since April 2000. Mr. Guzek is Executive Vice President and Chief Marketing Officer of Tii Network Technologies (NASD:Tiii), a leading developer of broadband communications products since July 2000. Prior to joining Tii, Mr. Guzek held the position of V.P., General Manager at Cooper Electronic

Technologies, a leading manufacturer of circuit protection and power management components and a subsidiary of Cooper Industries. Mr. Guzek spent twenty years in various sales and marketing positions with Cooper Industries, (NYSE:CBE), a Fortune 100 manufacturer of electrical, electronic and tools products. Mr. Guzek joined Cooper Industries in 1981. Mr. Guzek holds a BSEE from the State University of New York at Buffalo.

     JAY M. HAFT has been a director of Oryx since February 1995. He is a strategic and financial consultant for growth stage companies. He is active in international corporate finance, mergers and acquisitions, and in the representation of emerging growth companies. Mr. Haft has been Managing General Partner of GenAm "1" Venture Fund, an international venture capital fund and a director of numerous public and private corporations, including Robotic Vision Systems, Inc. (RVSI), Encore Medical Corporation, DUSA Pharmaceuticals, Inc. He is of counsel to Reed Smith LLP in New York and previously a senior partner of Parker Duryee Rosoff & Haft in New York. He is a former member of the Florida
Commission of Government Accountability to the People and a former National Trustee and Treasurer of the Miami City Ballet, and is currently a director of Florida International University and a member of the Advisory Board of the Wolfsonian Museum and the FIU Law School.

     RICHARD HUBBARD has been a director of Oryx since October 1997. Since September 1996 Mr. Hubbard has been a director and an analyst with the VMR High Octane Fund at Value Management & Research GmbH. The High Octane Fund invests in small to mid-cap companies worldwide. Since 1991, Mr. Hubbard has been a founding member of Namco, an African marine diamond mining and exploration company. He was a director at Acomex Ltd. where he was involved in the launch of Video Plus, a video coding and recording system, in the United Kingdom market. Mr. Hubbard was a founding partner in Connolly and Hubbard Trading, a trading company specializing in foreign exchange and commodities.

     DOUG MCBURNIE has been a director of Oryx since July 1997. Mr. McBurnie is retired. From September 1997 to December 1998, he was Senior Vice President, in the Computer, Consumer & Network Products Group, of VLSI Technology. In that position he was responsible for VLSI's businesses in Advanced Computing, ASIC's, Consumer Digital Entertainment and Local/Wide Area Networking. Prior to joining VLSI, Mr. McBurnie was with National Semiconductor from May 1994 to September 1997 where he was senior vice president and general manager of their Communications and Consumer Group. Previously, he was vice president and general manager of National's Local Area Network Division. Under his leadership, National became the recognized leader in networking circuits, one of the top telecom IC suppliers, and made a strong push into consumer entertainment markets. Prior to joining National Semiconductor, Mr. McBurnie held key executive positions at a number of Silicon Valley companies, including Xidex Corporation, Precision Monolithics and Fairchild Semiconductor. Mr. McBurnie holds a Bachelor of Arts degree in business administration from Baldwin Wallace College in Berea, Ohio.

     All directors are elected annually by our stockholders and serve until their respective successors are duly elected and qualified. There is no family relationship between any director or executive officer of Oryx.

Board Committees and Meetings

Board of Directors

     During the fiscal year ending February 28, 2002, there were 8 meetings of the board of directors. Each board member attended 88% or more of the aggregate of the meetings of our board of directors and the meetings of all committees of the board of directors on which he served, except for Richard Hubbard and Thomas Guzek who attended 75% of such meetings.

Compensation Committee

     The compensation committee was established on March 28, 1995. The members of the compensation committee are Dr. John H. Abeles, Jay M. Haft and Richard Hubbard, none of whom is an employee of Oryx. The compensation committee makes recommendations with respect to compensation of senior officers and granting of stock options and stock awards. The compensation committee met once during the fiscal year ended February 28, 2002.

Audit Committee

     The audit committee was established on March 28, 1995. The audit committee is composed of three members and operates under a written charter adopted by the board of directors. The responsibilities of the audit committee are contained in the Audit Committee Report. The audit committee during fiscal year 2002 consisted of Andrew Intrater, Jay M. Haft and Doug McBurnie. Mr. Haft and Mr. McBurnie are "independent," as defined by Oryx policy and the National Association of Securities Dealers, Inc. listing standards. Pursuant to the National Association of Securities Dealers, Inc. listing standards, the board has determined to appoint one director to the audit committee who is not "independent" as defined by Oryx policy and the applicable listing standards. All other audit committee members are independent. Andrew Intrater serves as the Secretary and Treasurer of Oryx and, therefore, is not independent. The board has determined to appoint Mr. Intrater as an audit committee member because of his specific business experience relative to Oryx's business. The board has further determined that Mr. Intrater's position with Oryx will not interfere with his providing impartial advice to the audit committee and that Mr. Intrater's service on the audit committee is in the best interests of Oryx and its stockholders. The audit committee met once every quarter during fiscal year 2002.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Oryx. Officers, directors and greater than 10% stockholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports and amendments thereto furnished to us and written representations from the reporting persons that no other reports were required during the fiscal year ended February 28, 2002, we believe that all

Section 16(a) filing requirements applicable to the officers, directors and greater than 10% beneficial owners of Oryx were complied with during the fiscal year ended February 28, 2002.

Item 10. Executive Compensation.

Cash Compensation

     The following table sets forth the total compensation earned by the Chief Executive Officer and the other executive officers of Oryx whose total salary and compensation exceeded $100,000 for services rendered in all capacities for the year ended February 28, 2002 and for the years ended February 28, 2001 and February 28, 1999.

                           Summary Compensation Table

Name and                 Fiscal                    Other Annual  All Other
Principal Position       Year     Salary    Bonus  Compensation  Compensation
------------------       ------  --------  ------  ------------  ------------
Philip Micciche,         2002    $176,000          $7,142  (1)       $  -
President & Chief        2001    $176,000          $6,228  (1)       $  -
Executive Officer        2000    $160,000          $3,817  (1)       $  -

Mitchel Underseth        2002     $90,500  $   -   $    -            $  -
Chief Financial          2001     $90,500  $   -   $    -            $  -
Officer                  2000    $135,750  $   -   $8,765  (2)       $  -

     (1) All other compensation consists of vehicle allowance provide to Mr. Micciche

     (2) Consisting of $1,800 in payments to Mr. Underseth in lieu of Oryx supplied health benefits and $6,965 for payment in lieu of accrued vacation time.

     The following table sets forth as to the Chief Executive Officer and each of the executive officers named under the Summary Compensation Table, certain information with respect to options to purchase shares of common stock of Oryx as of and for the year ended February 28, 2002. We did not grant any options to officers for the fiscal year ended February 28, 2002.

                   Year and Fiscal Year-End Option SAR/Values

                                                                Value of
                                               Number of        unexercised
                                               unexercised      in-the-money
                   Shares                      Options/SARS     Options/SARS
                   Acquired                    at FY-end (#)    at FY-end ($)
                   on            Value         exercisable/     exercisable/
Name               Exercise (#)  Realized ($)  unexercisable    unexercisable(1)
------------------ ------------  ------------  ---------------  ----------------
Philip Micciche            -               -   87,003 / 1,000   0/0
Mitchel Underseth          -               -   39,652 / 7,351   0/0
Andrew Intrater            -               -   38,565 / 6,000   0/0
--------------------------------------------------------------------------------
     (1) Calculated on the basis of the closing price of $3.70 per share on February 28, 2002 minus the exercise price.

Employment Agreements

     We entered into an employment agreement dated as of April, 2002 with Mr. Philip Micciche, Chief Executive Officer, terminable by either party, providing for annual compensation of $200,004 to Mr. Micciche from March 1, 2002 through February 28, 2004. Bonuses or incentive compensation and additional stock option grants may be paid or granted in the sole discretion of the board of directors. In the event Mr. Micciche is terminated without cause by us, he will receive all compensation and benefits for the remaining term of the employment agreement.

     We entered into an employment agreement dated as of November 1, 1996 with Mr. Mitchel Underseth, Chief Financial Officer, terminable immediately by either party, providing for annual compensation of $120,000, with increases in salary based upon the recommendation of the Compensation Committee. In the event Mr. Underseth is terminated without cause by us, he will receive his annual compensation for six months. During most of fiscal 2001 and 2002, Mr. Underseth was a part-time employee with us, and his compensation was proportionately adjusted to reflect hours worked. Effective, March 1, 2002, Mr. Underseth returned as a full-time employee with us.

     Pursuant to the Amended and Restated Operating Agreement for Oryx Ventures, LLC, Philip Micciche, Mitchel Underseth and Luis Borge are entitled to receive an aggregate of 20% of any distributions made by Oryx Ventures.

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

Description of Incentive and Nonqualified Stock Option Plan

     On March 3, 1993, we adopted the incentive and nonqualified stock option plan, or the plan, pursuant to which, 362,500 shares of common stock have been reserved for issuance to officers, directors, employees and consultants of Oryx upon exercise of options granted under the plan. The primary purpose of the plan is to attract and retain capable executives, employees, directors, advisory board members and other consultants by offering such individuals a greater personal interest in our business by encouraging stock ownership. Options granted under the plan may be designated as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 or nonstatutory options. The plan is administered by a compensation committee consisting of outside members of the board of directors which will determine, among other things, the persons to be granted options, the number of shares subject to each option and the option price. The plan terminates on March 3, 2003.

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

     There are issued and outstanding options to purchase an aggregate of 290,592 shares of common stock pursuant to the plan. The following officers and key employees of Oryx have been granted options under the plan at the weighted-average exercise prices described below as of April 30, 2002:

                                                               Average
                            Number                             Exercise
Name                        of Shares                          Price
--------------------------  ---------------------------------- -----------------
Philip Micciche             88,003                             $ 14.491
Mitchel Underseth           47,003                             $ 16.655
Andrew Intrater             44,565                             $ 14.949

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

     A total of 22,500 shares of common stock have been reserved for issuance exercise of non-qualified options under the 1995 directors plan. The 1995 director's plan is administered by the compensation committee of our board of directors, which will at all times consist solely of outside directors. Under the 1995 directors plan, outside directors received options to purchase 4,500 shares of our common stock, effective as of February 6, 1995. Each outside director who joins our board of directors subsequent to the approval of the 1995 directors plan will initially receive options to purchase 4,500 shares of our common stock, effective as of the date he or she is appointed or elected to our board of directors. Each outside director will also receive options to purchase 1,500 shares of our common stock at such time as his or her initial grants are fully vested. All options granted under the 1995 directors plan vest in three equal annual installments on the first, second and third anniversaries of the date of the grant, provided that the outside director continues to serve on our board of directors as of such dates.

     At our 1996 annual stockholders' meeting, our stockholders approved the 1996 directors non-qualified stock option plan, or the 1996 directors plan, providing for grants to our outside directors in order to attract and retain outside directors who possess a high degree of competence, experience, leadership and motivation.

     A total of 25,000 shares of Common Stock have been reserved for issuance upon exercise of non-qualified options under the 1996 directors plan. The 1996 director's plan is administered by the compensation committee of our board of directors, which will at all times consist solely of outside directors. Under the 1996 directors plan, outside directors received options to purchase 3,000 shares of our common stock, effective as of April 1, 1996. Each outside director who joins our board of directors subsequent to the approval of the 1996 directors plan will initially receive options to purchase 3,000 shares of our common stock, effective as of the date he or she is appointed or elected to our board of directors. Ten thousand of the option shares granted under the 1996 directors plan vest on the date of grant and the balance vest in equal annual installments on the first and second anniversaries of the date of grant, provided that the outside director continues to serve on our board of directors as of such dates.

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

     On October 22, 2001, all directors, excluding directors and officers were each granted non-statutory options to purchase 6,000 shares of Common Stock at an exercise price of $3.95 under the Incentive and Non Qualified Stock Option plan. These options will vest in three equal annual installments on the first, second and third anniversaries of the date of the grant, provided that the outside director continues to serve on our board of directors as of such dates.

Subsidiary Stock Plans

     In November 1995, our subsidiary, SurgX Corporation, adopted a stock option plan under which the board of directors of SurgX granted options to management to purchase Class B common shares in the subsidiary at the fair market value of such shares as determined by the SurgX board of directors. Class B common shares authorized for issuance in SurgX are identical to the 10,000,000 shares of Class A common shares owned by us, except that the Class A common shares possess a liquidation preference. 1.5 million shares of SurgX Class B common shares are available for issuance under this stock plan. Such options are not transferable except in the event of a public offering of the subsidiary's stock, and may be re-purchased by us at our option. Grants under the plan are for amounts, vesting periods and option terms established by the SurgX board of directors. As of April 30, 2002, there were 14,000 SurgX stock options granted which are all fully vested and exercisable.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding the beneficial ownership of the our common stock as of April 30, 2002

     o by each person who is known to us to be the owner of more than 5% of our common stock;

     o    by each of our directors;

     o    by each of our executive officers; and

     o    by all directors and executive officers of Oryx as a group.

     As of April 30, 2002, there were issued and outstanding 1,832,834 shares of our common stock.

                                    Number of Shares of
Name and Address                    Common Stock              Percent of Common
or Identity of Group                Beneficially Owned        Stock Outstanding
--------------------                -------------------       -----------------
Philip J. Micciche (1)              88,003                                 4.8%
1100 Auburn Street
Fremont, CA  94538

Mitchel Underseth (2)               42,657                                 2.3%
1100 Auburn Street
Fremont, CA  94538

Andrew Intrater (3)                 65,249                                 3.6%
1100 Auburn Street
Fremont, CA  94538

Dr. John Abeles (4)                 58,433                                 3.2%
2365 Northwest 41st Street
Boca Raton, FL  33431

Jay M. Haft (5)                     14,265                                 *
1001 Brickell Bay Dr, 9th Fl.
Miami, FL 33131

Richard Hubbard (6)                 4,500                                  *
130, The Minories
London EC3N1NT
United Kingdom

Doug McBurnie (7)                   4,500                                  *
18346 You Bet Road
Grass Valley, CA 95945

Thomas Guzek (8)                    3,000                                  *
16261 Berry View Court
Ballwin, Missouri 63011

Windstar Investments N.V. (9)       108,422                                5.9%
200 East Broward Blvd.,
Suite 1900
Fort Lauderdale, FL  33302

VMR High Octane Fund (10)           144,306                                7.9%
c/o Meespierson Fund Services
18-20 North Quay
Douglas, Isle of Man 1M991M

Crenshaw Investments (11)           128,200                                7.0%
c/o Moore Stephens
L'Estoil Bloc C 31 Avenue
Princess Grace
MC98000 Monaco


All executive officers and          280,607                               15.3%
Directors as a group
(8 persons) (12)

     * Represents less than 1% of the outstanding shares

     (1) Represents shares subject to stock options exercisable as of April 30, 2002 or within 60 days thereafter.

     (2) Represents shares subject to stock options exercisable as of April 30, 2002 or within 60 days thereafter.

     (3) Includes 26,684 shares of common stock held by Mr. Intrater. Also includes 38,565 shares subject to stock options exercisable as of April 30, 2002 or within 60 days thereafter.

     (4) Includes 35,942 shares of common stock held by Northlea Partners Ltd. of which Dr. Abeles is the General Partner, and 3,500 shares issuable upon conversion of Series A preferred stock also held by Northlea Partners. Also includes 938 shares of common stock issuable upon exercise of certain bridge warrants. Includes 3,775 shares of common stock issuable upon conversion of warrants, held by Northlea Partners. Includes 2,278 shares of common stock issuable upon exercise of certain private placement warrants. Also includes 12,000 shares subject to stock options exercisable as of April 30, 2002 or within 60 days thereafter.

     (5) Includes 12,000 shares subject to stock options exercisable as of April 30, 2002 or within 60 days thereafter. Also includes 2,265 shares of common stock issuable upon conversion of warrants.

     (6) Represents shares subject to stock options exercisable as of April 30, 2002 or within 60 days thereafter.

     (7) Represents shares subject to stock options exercisable as of April 30, 2002 or within 60 days thereafter.

     (8) Represents shares subject to stock options exercisable as of April 30, 2002 or within 60 days thereafter.

     (9) Includes 50,755 shares of common stock issuable upon conversion of warrants.

     (10) Includes 11,393 shares of common stock issuable upon exercise of certain private placement warrants.

     (11) Includes 24,304 shares of common stock issuable upon exercise of certain private placement warrants.

     (12) Includes an aggregate of 217,981 shares issuable upon exercise of warrants and stock options and conversion of Preferred Stock, included pursuant to notes (1)-(11).

     The following table summarizes compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of February 28, 2002:

                                        EQUITY COMPENSATION PLAN INFORMATION

                                                  Number of                                   Number of securities
                                              securities to be        Weighted-average      remaining available for
                                                 issued upon         exercise price of       future issuance under
                                                 exercise of            outstanding           equity compensation
                                                 outstanding         options, warrants          plans (excluding
                                              options, warrants          and rights         securities reflected in
                                                 and rights                                       column (a))
                                                     (a)                    (b)                       (c)
                                             --------------------    -------------------    -------------------------
Equity compensation plans approved by              319,092                 $14.73                   20,036
security holders

Equity compensation plans not approved              50,000                 $ 4.89                        -
by security holders (1)

Total:                                             369,092                 $13.40                   20,036

(1) Warrants issued to Newport Capital Consultants with a weighted-average exercise price of $4.89 per share, issued in connection with a marketing agreement for investor relation services. As of February 28, 2002, these warrants have not been exercised.


Item 12.  Certain Relationships and Related Transactions

     In July 1998, we extended an unsecured loan in the aggregate principal amount of $35,000 to Mitchel Underseth, Chief Financial Officer and a director of the Oryx pursuant to the terms of a promissory note. The note bears interest at a rate of 7% per annum and is payable in full on the earlier of November 15, 2002 or thirty days after Mr. Underseth's full-time employment with Oryx is terminated. Principal and interest under the note are payable in full on such maturity date. As of February 28, 2002, there was outstanding principal and interest of $3,541 under the note.

     Oryx is paying legal costs incurred by Philip Micciche, our Chief Executive Officer, and Mitchel Underseth, our Chief Financial Officer, in connection with Comdisco, Inc. v. Micciche, Underseth, et al filed in Santa Clara County Superior Court, in which Messrs. Micciche and Underseth have been named, individually, as defendants. At our request, Messrs. Micciche and Underseth were named as advisors to DAS Devices, Inc. prior to its acquisition by Applied Magnetics in order to attempt to maximize our equity investment in DAS Devices. Messrs. Micciche and Underseth were named as defendants in a lawsuit brought by Comdisco, Inc. in connection with alleged defaults under a leasing agreement between Comdisco and DAS Devices. As of April 30, 2002, Oryx had paid an aggregate of $68,020 in legal expenses in connection with this matter. In May 28, 2002, we received $47,000 from the Insurance carrier, as reimbursement of our legal expenses related to this matter.

     Through Oryx Ventures, we have invested a total of $1,605,000 in Preferred Stock of S2 Technologies from July 2000 through February 2002. Mark Underseth, Chief Executive Officer of S2 Technologies, is the brother of Mitchel Underseth, Chief Financial Officer of Oryx. Mitchel Underseth did not participate in Oryx's due diligence or negotiation with respect to Oryx's investments in S2 Technologies and abstained from voting or discussion when the Oryx Board of Directors considered this matter.

     In addition, Messrs. Micciche and Underseth provide certain management services to S2 Technologies in exchange for cash and warrants to purchase common stock in S2 Technologies. S2 Technologies issued warrants to purchase 700,000 shares of common stock for $0.001 per share, of which 437,500 are vested as of February 28, 2002. We have recorded $26,000 of revenue during fiscal 2002 related to the cash portion of the services provided, but has not recorded any amounts related to the warrants, as the recoverability of the amount is not considered probable for revenue recognition purpose.

Item 13.  Exhibits and Reports on Form 8-K.

         (a)      Financial Statements and Schedules

     The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

         (b)      Reports on Form 8-K

     We did not file any Reports on Form 8-K with the Commission during the fiscal quarter ended February 28, 2002.

         (c)      Exhibits

Exhibit No.                Description of Exhibits
-----------                -----------------------
2.2                        Asset Purchase Agreement dated as of June 1, 1999 by and between the Registrant and Oryx
                           Advanced Materials, Inc. (1)
3.1                        Certificate of Incorporation of the Registrant dated July 26, 1993 (2)
3.2                        Bylaws of the Registrant dated July 26, 1993 (2)
3.3                        Certificate of Amendment to Certificate of Incorporation dated July 23, 1993 (4)
3.4                        Certificate of Amendment of Certificate of Incorporation dated February 7, 1996 (5)
3.5                        Certificate of Amendment of Certificate of Incorporation dated June 15, 2001 (20)
4.1                        Specimen Common Stock Certificate (2)
4.2                        Specimen Common Stock Purchase Warrant (2)
4.3                        Warrant Agency Agreement including Statement of Rights, Terms and Conditions for Callable Stock
                           Purchase Warrants (3)
4.4                        Incentive and Nonqualified Stock Option Plan, as Amended (6)
4.4A                       1996 Directors Stock Option Plan (6)
4.4B                       1995 Directors Stock Option Plan (7)
4.5                        Form of Promissory Note issued to Series A Preferred Stock investors (2)
4.6                        Unit Purchase Warrant (2)
4.7                        Form of Warrants issued to Yorkton Securities, Inc. in December 1996 and February 1997 (9)
4.8                        Nonstatutory Stock Option Agreement, dated as of March 1, 1998, between the Registrant and
                           Bharat Shah (6)
4.9                        Nonstatutory Stock Option Agreement, dated as of March 1, 1998, between the Registrant and
                           Bharat Shah (6)
4.10                       Nonstatutory Stock Option Agreement, dated as of March 1, 1998, between the Registrant and Paul
                           Dickerson (6)
4.11                       Nonstatutory Stock Option Agreement, dated as of March 1, 1998, between the Registrant and
                           Thomas Landgraf (6)
4.12                       Nonstatutory Stock Option Agreement, dated as of March 1, 1998, between the Registrant and
                           Charles Ray (6)
4.13                       Nonstatutory Stock Option Agreement, dated as of March 1, 1998, between the Registrant and Gary
                           Sollner (6)
4.14                       Warrant dated as of August 10, 1998, between the Registrant and Continental Capital & Equity
                           Corporation (15)


4.15                       Stock Warrant dated as of February 27, 1998, between the Registrant and KBK Financial, Inc. (15)
4.16                       Warrant dated as of July 7, 2001 between the Registrant and Newport Capital Consultants, Inc.
                           (21)
10.1                       Lease Agreement with Renco Investment Company re: Fremont, California office, a laboratory and manufacturing facility (2)
10.2                       Lease Agreement with FINSA re:  Reynosa, Mexico, manufacturing facility (4)
10.3                       Lease Agreement with Greer Enterprises re: Fremont, California manufacturing facility (4)
10.4                       Lease Agreement with Hospitak/Meditron re: McAllen, Texas, warehouse facility (4)
10.5                       Lease Agreement with Security Capital Industrial Trust re: Fremont, California manufacturing facility (5)
10.6                       Lease Agreement with OTR, State Teachers Retirement System of Ohio re: Mt. Prospect, Illinois
                           office (5)
10.7                       Lease Agreement with E.B.J. Partners LP re: Fremont, California office and manufacturing facility (13)
10.8                       Letter of Separation Agreement with Andrew Wilson (13)
10.9                       Letter of Employment Agreement with Mitchel Underseth (13)
10.10                      Letter of Employment Agreement with Philip Micciche (13)
10.11                      Letter of Employment and Non-Competition Agreement with Andrew Intrater (2)
10.12                      Agreement for the Purchase and Sale of Stock with Intek Diversified Corporation (2)
10.13                      Asset Purchase Agreement with Zenith Electronics Corporation (2)
10.14                      Promissory Notes issued in interim debt financing (2)
10.15                      Common Stock Purchase Warrants issued in interim debt financing (4)
10.16                      Placement Agency Agreement between the Registrant and Yorkton Securities, Inc. dated February
                           8, 1996, as amended April 22, 1996 (5)
10.17                      Form of Subscription Agreement between the Registrant and various investors in Yorkton Private
                           Placement dated February 29, 1996 and May 13, 1996 (5)
10.18                      Offering Memorandum dated February 8, 1996 and Supplement thereto dated April 22, 1996, relating to Yorkton private placement (5)
10.19                      Settlement Agreement between the Registrant and Zenith Electronics Corporation dated February
                           29, 1996, as amended April 16, 1996 (5)
10.20                      Agreement between the Registrant and Cooper Bussmann dated July 1996 (13)
10.21                      Agreement between the Registrant and National Semiconductor dated June 7, 1996 (13)
10.22                      Agreement between the Registrant and LSI Logic dated September 30, 1996 (13)
10.23                      Agency Agreement between the Registrant and Yorkton Securities, Inc. dated December 4, 1996, as amended January 23, 1997 (9)

10.24                      Form of Subscription Agreement between the Registrant and various investors in Yorkton Private
                           Placement dated December 4, 1996 (10)
10.25                      Asset Purchase Agreement relating to the acquisition of Power Sensors Corporation by Oryx Power
                           Products Corporation dated December 19, 1996 (8)
10.26                      Stock Purchase and Reorganization Agreement by and among the Registrant, Corus Investment, Ltd.
                           and Oryx Instruments and Materials Corporation Dated February 27, 1998 (11)
10.27                      Stockholders' Agreement Dated February 27, 1998 (11)
10.28                      Pledge Agreement Dated February 27, 1998 (11)
10.29                      Promissory Note Dated February 27, 1998 (11)
10.30                      Asset Purchase Agreement by and among the Registrant, Todd Power Corporation and Oryx Power
                           Products Corporation Dated March 2, 1998 (12)+
10.31                      License Agreement with IRISO Electronics Limited (14)
10.32                      Stock Purchase Agreement with IRISO Electronics Limited (14)
10.33                      Agreement with Office of Naval Research (14)
10.34                      DAS Devices Inc. Preferred Stock Purchase Agreement (14)
10.35                      Arvind Patel Separation Agreement (14)
10.36                      Amended Cooper Bussmann License Agreement (14)
10.37                      Revolving Account Transfer and Purchase Agreement (14)
10.38                      First Amendment to Loan Agreement (14)
10.39                      Revolving Credit Promissory Note (14)
10.40                      Second Amendment to Loan Agreement (14)
10.41                      Market Access Program Marketing Agreement dated as of August 7, 1998, by and between the
                           Registrant and Continental Capital & Equity Corporation (15)
10.42                      Term Promissory Note dated February 27, 1998 payable to KBK Financial, Inc. (14)
10.43                      Loan Agreement dated May 29, 1997 with KBK Financial, Inc. (14)
10.44                      Note and Stock Purchase Agreement and Release dated November 6, 1998 by and among the
                           Registrant, Corus Investment LTD. and Oryx Instruments and Materials Corporation. (16)
10.45                      Promissory Note payable by Mitch Underseth dated July 15, 1998 (17)
10.46                      Assignment Agreement between Philip J. Micciche and Registrant dated November 24, 1998 (17)
10.47                      Extension Rent Agreement between ProLogis LP and Registrant dated April 12, 1999 (17)
10.48                      Employment Agreement between Registrant and Phillip J. Micciche dated March 15, 1999 (18)
10.49                      Oryx Ventures, LLC Operating Agreement dated as of May 18, 2000 (19)
10.50                      Amendment No. 1 to Intellectual Property Rights License Agreement by and between the Registrant and Cooper Bussmann, dated April 10, 2000 (19)

10.51                      Consulting Agreement by and between Oryx Ventures, LLC and Aptix Corporation dated as of
                           November 1, 2000 (services provided by Philip Micciche) (19)
10.52                      Consulting Agreement by and between Oryx Ventures, LLC and Aptix Corporation dated as of
                           November 1, 2000 (services provided by Mitchel Underseth) (19)
10.53                      Intellectual Property Rights License Agreement by and between SurgX Corporation and Cooper
                           Bussmann dated as of October 2, 1997, as amended (14)
10.54                      Manufacturing and Supply Agreement by and between SurgX Corporation and Cooper Electronics
                           Technologies dated as of May 1, 2000 (19)
10.55                      First Amendment to License Agreement by and between the Registrant and Oryx Advanced Materials,
                           Inc. dated as of March 1, 2001 (19)
10.56                      Series A Preferred Stock Purchase Agreement by and among LOTS Technology, Inc., Oryx Ventures,
                           LLC and the other investors named therein dated as of July 30, 1999 (19)
10.57                      Series A Preferred Stock Purchase Agreement by and among S2 Technologies, Inc., Oryx Ventures,
                           LLC and the other investors named therein dated as of July 20, 2000 (19)
10.58                      NetConversions, Inc. Unsecured Convertible Promissory Note payable by NetConversions, Inc. to Oryx
                           Ventures, LLC dated as of June 12, 2000 (19)
10.59                      Business Consultant and Management Agreement by and between Oryx Ventures, LLC and LOTS
                           Technology, Inc. dated as of June 13, 2000 (19)
10.60                      Business Consultant and Management Agreement by and between Oryx Ventures, LLC and S2
                           Technologies, Inc dated as of July 20, 2000 (19)
10.61                      Employment Agreement by and between the Registrant and Phillip J. Micciche dated May 16, 2001
                           (19)
10.62                      Amendment to Promissory Note for Mitchel Underseth dated July 15, 2000 (19)
10.63                      Market Access Program Marketing Agreement dates as of July 7, 2001 by and between the
                           Registrant and Newport Capital Consultants, Inc. (21)
10.64                      Convertible Promissory Note dated June 2001 payable by S2 Technologies to the Registrant (21)
10.65                      Common Stock and Warrant Purchase Agreement dated October 31, 2001 by and between the
                           Registrant and the Purchasers named therein (22)
10.66                      S2 Technologies, Inc. Series B Preferred Stock Purchase Agreement dated October 18, 2001 by and between S2 Technologies, Inc., the Registrant and the other Purchasers named therein (22)
10.67                      Employment Agreement dated as of February 28, 2002 by and between the Registrant and Philip J.
                           Micciche*
10.68                      Amended and Restated Operating Agreement for Oryx Ventures, LLC dated as of February 28, 2002*
21                         Subsidiaries of the Registrant (5)
23.1                       Consent of Independent Accountants*

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

(18) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2000.

(19) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2001.

(20) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on June 19, 2001.

(21) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended August 31, 2001.

(22) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended November 30, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of May 2002.

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

Signature                     Title                                Date
/s/ Philip J. Micciche        President, Chief                     May 29, 2002
----------------------        Executive Officer
Philip J. Micciche            and Director
                              (Principal Executive
                              Officer)


/s/ Andrew Intrater           Secretary, Treasurer                 May 29, 2002
-------------------           and Director
Andrew Intrater


/s/ Mitchel Underseth         Chief Financial                      May 29, 2002
---------------------         Officer and Director
Mitchel Underseth             (Principal Financial
                              Officer and Principal
                              Accounting Officer)


/s/ John H. Abeles            Director                             May 29, 2002
------------------
John H. Abeles


/s/ Jay M. Haft               Director                             May 29, 2002
---------------
Jay M. Haft


/s/ Thomas Guzek              Director                             May 29, 2002
----------------
Thomas Guzek


/s/ Richard Hubbard           Director                             May 29, 2002
-------------------
Richard Hubbard


/s/ Doug McBurnie             Director                             May 29, 2002
-----------------
Doug McBurnie

Oryx Technology Corp.
Index to Consolidated Financial Statements
February 28, 2002 and February 28, 2001
--------------------------------------------------------------------------------

                                                                            Page

Report of Independent Accountants........................................    F-2

Consolidated Balance Sheet at February 28, 2002
      and February 28, 2001..............................................    F-3

Consolidated Statement of Operations for the
      years ended February 28, 2002 and February 28, 2001 ...............    F-4

Consolidated Statement of Stockholders' Equity for the
      years ended February 28, 2002 and February 28, 2001................    F-5

Consolidated Statement of Cash Flows for the
      years ended February 28, 2002 and February 28, 2001................    F-6

Notes to Consolidated Financial Statements...............................    F-7

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Oryx Technology Corp.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Oryx Technology Corp. and its subsidiaries at February 28, 2002 and February 28, 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP


San Jose, California
May 3, 2002

Oryx Technology Corp.
Consolidated Balance Sheets
------------------------------------------------------------------------------------------------------------------

              Assets                                                           February 28,        February 28,
                                                                                   2002                2001
                                                                             -----------------   -----------------
Current assets:
  Cash and cash equivalents                                                       $ 2,053,000         $ 3,306,000
  Accounts receivable, net of allowance for doubtful
    accounts of $34,000 and $0                                                         14,000              46,000
  Other current assets                                                                164,000             126,000
                                                                             -----------------   -----------------
    Total current assets                                                            2,231,000           3,478,000

Property and equipment, net                                                             6,000             135,000
Investments                                                                           520,000             243,000
Other assets                                                                                -               1,000
                                                                             -----------------   -----------------
                                                                                  $ 2,757,000         $ 3,857,000
                                                                             =================   =================

              Liabilities, Mandatorily Redeemable Convertible
                  Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable                                                                   $ 10,000            $ 29,000
  Accrued liabilities                                                                 196,000             352,000
                                                                             -----------------   -----------------
    Total current liabilities                                                         206,000             381,000

Commitments and Contingencies (Note 9)

Series A 2% mandatorily convertible redeemable Preferred Stock
    $0.001 par value; 3,000,000 shares authorized;
    3,750  shares issued and outstanding                                               89,000              89,000

Stockholders' equity:
  Common Stock, $0.001 par value; 25,000,000 shares
    authorized; 1,832,834 and 1,670,467 issued and
    outstanding, at February 28, 2002 and 2001, respectively                           18,000              17,000
Additional paid-in capital                                                         26,133,000          25,587,000
Accumulated deficit                                                               (23,689,000)        (22,217,000)
                                                                             -----------------   -----------------
      Total stockholders' equity                                                    2,462,000           3,387,000
                                                                             -----------------   -----------------
                                                                                  $ 2,757,000         $ 3,857,000
                                                                             =================   =================

The accompanying notes are an integral part of these financial statements.

Oryx Technology Corp.
Consolidated Balance Sheets
-----------------------------------------------------------------------------------------------------------
                                                                         Year Ended              Year Ended
                                                                        February 28,            February 28,
                                                                            2002                    2001
                                                                        -----------             -----------

Revenue:
   Services                                                             $   223,000             $   213,000
   Other                                                                    382,000                 437,000
                                                                        -----------             -----------
                                                                            605,000                 650,000
                                                                        -----------             -----------

Cost of Sales:
   Services                                                                 166,000                  93,000
   Other                                                                     39,000                 233,000
                                                                        -----------             -----------
                                                                            205,000                 326,000
                                                                        -----------             -----------

    Gross profit                                                            400,000                 324,000
                                                                        -----------             -----------

Operating expenses:
   General and administrative                                             1,085,000               1,599,000
   Research and development                                                 256,000                 184,000
                                                                        -----------             -----------
    Total operating expenses                                              1,341,000               1,783,000
                                                                        -----------             -----------


Loss from operations                                                       (941,000)             (1,459,000)

Interest income, net                                                         87,000                 215,000
Loss on investments, net                                                   (814,000)               (877,000)
Other income (expenses)                                                     198,000                  (7,000)
                                                                        -----------             -----------

Net loss                                                                 (1,470,000)             (2,128,000)
Dividends                                                                    (2,000)                 (2,000)
                                                                        -----------             -----------
    Net loss attributable to Common Stock                               $(1,472,000)            $(2,130,000)
                                                                        ===========             ===========

Basic and diluted net loss per common share                             $     (0.85)            $     (1.28)
                                                                        ===========             ===========

Weighted average common shares used to compute basic and
   diluted net loss per share                                             1,724,000               1,667,700
                                                                        ===========             ===========

The accompanying notes are an integral part of these financial statements.

Oryx Technology Corp.
Consolidated Statements of Stockholder's Equity
------------------------------------------------------------------------------------------------------------------------------------


                                                                    Common Stock         Additional
                                                                ---------------------     Paid-In        Accumulated
                                                                  Shares      Amount      Capital          Deficit         Total
                                                                ----------  ---------  --------------  ---------------  ------------
Balance at February 28, 2000                                    1,645,797     16,000     25,237,000     (20,087,000)      5,166,000


Issuance of Common Stock upon exercise of options                  23,213      1,000        323,000            --           324,000

Issuance of Common Stock upon exercise of warrants                  1,486       --           12,000            --            12,000

Issuance of stock options in exchange for services                   --         --           15,000            --            15,000

Net Loss                                                             --         --             --        (2,128,000)     (2,128,000)

Preferred Stock dividend                                             --         --             --            (2,000)         (2,000)
                                                                ---------    --------   -----------    -------------    ------------
Balance at February 28, 2001                                    1,670,496     17,000     25,587,000     (22,217,000)      3,387,000


Issuance of Common Stock in private placement                     162,338      1,000        498,000            --           499,000
Issuance of stock options in exchange for services                   --         --           48,000            --            48,000

Net Loss                                                             --         --             --        (1,470,000)     (1,470,000)

Preferred Stock dividend                                             --         --             --            (2,000)         (2,000)
                                                                ---------    --------   -----------    -------------    ------------
Balance at February 28, 2002                                    1,832,834    $18,000    $26,133,000    $(23,689,000)    $ 2,462,000
                                                                =========    ========   ===========    =============    ============

The accompanying notes are an integral part of these financial statements.

Oryx Technology Corp.
Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Year Ended         Year Ended
                                                                                                    February 28,       February 28,
                                                                                                        2002               2001
                                                                                                    -----------         -----------
Cash flows from operating activities:
  Net loss                                                                                          $(1,470,000)        $(2,128,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on investments                                                                                 828,000             877,000
    Loss from asset disposition                                                                           6,000               7,000
    Depreciation and amortization                                                                       124,000             153,000
    Provisions for doubtful accounts receivable                                                          34,000                --
    Non-cash stock compensation                                                                          48,000              15,000
      Changes in assets and liabilities
        Accounts receivable                                                                              (2,000)              4,000
        Other current assets                                                                            (38,000)              1,000
        Other assets                                                                                      1,000              31,000
        Deferred revenue                                                                                   --               (19,000)
        Accounts payable                                                                                (19,000)            (14,000)
        Accrued liabilities                                                                            (156,000)           (320,000)
                                                                                                    -----------         -----------
            Net cash used in operations                                                                (644,000)         (1,393,000)
                                                                                                    -----------         -----------

Cash flows from investing activities:
  Capital expenditures                                                                                   (4,000)            (47,000)
  Proceeds from assets disposition                                                                        3,000              14,000
  Purchase of short term investments                                                                       --                (4,000)
  Proceeds from sale of short term investments                                                             --               993,000
  Purchase of Investments                                                                            (1,105,000)         (1,120,000)
                                                                                                    -----------         -----------
            Net cash used in investing activities                                                    (1,106,000)           (164,000)
                                                                                                    -----------         -----------

Cash flows from financing activities:
  Proceeds from sale of Common Stock                                                                    499,000                --
  Proceeds from exercise of warrants for Common Stock                                                      --                12,000
  Proceeds from exercise of options for Common Stock                                                       --               324,000
  Payment of dividends                                                                                   (2,000)             (2,000)
                                                                                                    -----------         -----------
            Net cash provided by financing activities                                                   497,000             334,000
                                                                                                    -----------         -----------
Net decrease in cash and cash equivalents                                                            (1,253,000)         (1,223,000)
Cash and cash equivalents at beginning of period                                                      3,306,000           4,529,000
                                                                                                    -----------         -----------
Cash and cash equivalents at end of period                                                          $ 2,053,000         $ 3,306,000
                                                                                                    ===========         ===========

The accompanying notes are an integral part of these financial statements.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   The Company

     During fiscal 2000, Oryx Technology Corp. ("Oryx" or the "Company"), a Delaware corporation, and its subsidiaries completed its strategic repositioning of the Company to a licensing entity. During fiscal 2001, the Company established a subsidiary, Oryx Ventures, LLC, to act as an investment and management services entity. At February 28, 2002, the Company was primarily involved in the business of licensing its proprietary SurgX technology and providing capital and management services to early stage development companies. The Company transferred the research and development of its SurgX electrostatic discharge protection technology -- SurgX liquid manufacturing processes and know-how to its licensees.

     Liquidity

     From inception through February 28, 2002, the Company has incurred substantial losses and negative cash flows from operations and, as of February 28, 2002, the Company had an accumulated deficit of $23,689,000. For the year ended February 28, 2002, the Company recorded a net loss of $1,472,000 and cash outflows from operating activities of $644,000.

     In October 2001, the Company successfully consummated the sale of 162,338 shares of common stock, for aggregate net cash proceeds of $499,000. Management believes additional capital will be required to fund operations for at least the next twelve months. The Company operates in a highly competitive market characterized by rapidly changing technology. The Company intends to incur significant expenses to develop and promote its portfolio companies and their new products as well as to support existing licensees. The Company is currently seeking additional equity financing. Failure to generate sufficient license revenues, raise additional capital or reduce discretionary expenditures would have a material adverse effect on the Company's ability to continue as a going concern and achieve its intended business objectives.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

2.   Summary of Significant Accounting Policies

     Basis of presentation

     The Company's fiscal year ends on the last day of February. The year ended February 28, 2002 is referred to as fiscal 2002. Certain prior year amounts have been reclassified to conform to current year presentation.

     Principles of consolidation

     The  consolidated   financial  statements  include  the  accounts  of  Oryx
Technology Corporation and its majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Use of estimates

     The  preparation  of financials  statements in  conformity  with  generally accepted accounting principle requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material and affect the result of operation reported in future periods.

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

     All transactions are denominated in U.S. dollars. Significant customers who represented 10% or more of revenue for the respective periods were as follow:

                                              Year Ended            Year Ended
                                              February 28,          February 28,
                                                  2002                  2001

 Iriso Electronics, Co. LTD                       33%                   18%
 Oryx Advanced Materials, Inc                     30%                   36%
 Aptix Corporation                                21%                   27%


     At February 28, 2002 and 2001, two customers accounted for 100% of accounts receivable.

     Fair value of financial instruments

     Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable, approximate their fair value due to their relative short maturities and based upon comparable market information available at the respective balance sheet dates. The Company does not hold or issue financial instruments for trading purpose.

     Property and equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. The Company periodically reviews the carrying value of property and equipment for impairment based upon estimated cash flows.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Investments

     The investments in the Company's portfolio companies are accounted for by either the equity method or cost method, based upon voting interests and level of influence. See Note 4 for related investment activity. The Company periodically reviews the carrying value of investments for impairment based upon estimated cash flows.

     Revenue recognition

     Royalty and management services revenues are recognized when they are earned, contractually payable and collectability is probable. Other revenue represents royalty revenue.

     Income taxes

     Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The benefits from utilization of net operating loss carryforwards will be reflected as part of the income tax provision if and when realizable.

     Net loss per share

     Basic and diluted earnings per share for the periods presented have been computed by dividing income or loss available to common stockholders by the weighted average common shares outstanding for the period. Due to the net losses from continuing operations incurred in fiscal 2002 and 2000, all common stock equivalents (options, warrants and preferred stock) outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share in fiscal 2002 or 2000. Anti dilutive securities and common stock equivalents at February 28, 2002 which could be dilutive in future periods include common stock options to purchase 319,000 shares of common stock, warrants to purchase 149,000 shares of common stock, 3,750 shares of Series A preferred stock which may be converted into 4,400 shares of common stock and subsidiary stock options to purchase 14,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.

     Comprehensive Income

     Comprehensive income includes all changes in equity during a period from non-owner sources including unrealized gains and losses on available-for-sale securities. There is no difference between net loss attributable to common stock and comprehensive loss for all periods presented.

     Accounting for stock-based compensations

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method and, accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the stock option exercise price. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 ("FIN
28"). Under SFAS No. 123 and EITF 96-18, stock options awards issued to nonemployees are accounted for at their fair

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

value using the Black-Scholes option pricing method. The fair value of each non employee stock option or award is remeasured at each period end until a commitment date is reached, which is generally the vesting date.

     Recent accounting pronouncements

     In July 2001, the FASB issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 supercedes APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt FAS 142 on March 1, 2002. The Company has determined the main impact these standards will have on its financial position and results of operations, is that equity method goodwill is no longer amortized, but that it is still subject to impairment guidelines under APB No. 18. As of February 28, 2002, the Company has equity method goodwill recorded as a result of its investment in S2 Technologies that is not subject to amortization, and as a result of it being generated after July 1, 2002, no amortization was recorded during fiscal 2002.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of the book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operation of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company believes that the adoption of SFAS No. 144 will not have a significant impact on its financial statements.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3. Details of Balance Sheet Components

                                                    February 28,   February 28,
                                                       2002            2001
                                                   -------------   ------------

Other current assets:
  Receivable from licensees                         $ 79,000          $ 20,000
  Receivable from  OAMI for sales of equipment             -            15,000
  Security deposit on facility                         1,000            19,000
  Other                                               84,000            72,000
                                                   ----------------------------
                                                    $164,000          $126,000
                                                   ============================

Property and equipment:
  Machinery and equipment                           $245,000          $415,000
  Furniture and fixtures                              38,000           234,000
  Leasehold improvements                                   -            77,000
                                                   ----------------------------
                                                     283,000           726,000
Less:  Accumulated depreciation                     (277,000)         (591,000)
                                                   ----------------------------
                                                     $ 6,000          $135,000
                                                   ============================

Accrued liabilities:
  Compensation                                      $ 54,000          $ 65,000
  Professional fees                                  104,000           103,000
  Facilities                                          15,000            18,000
  Other                                               23,000           166,000
                                                   ----------------------------
                                                    $196,000          $352,000
                                                   ============================

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

4.  Investments

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

     The various interests that the Company has acquired in its portfolio companies are accounted for by either the equity method or cost method. The applicable accounting method used to record investments in portfolio companies is determined by the Company's voting interest and level of influence the Company exercises over each portfolio company. In general the Company will use the equity method when its ownership level exceeds 20% but is not greater than 50%. When the Company's ownership is less than 20% and the Company does not exercise significant influence or effective control it uses the cost method. Whether or not the Company exercises significant influence with respect to a portfolio company depends on an evaluation of several factors including: its management capacity and decision making authority relative to the management services the Company provides to the portfolio company, level of representation on the portfolio company's board of directors and level of voting rights associated with its equity holdings.

     To date, the Company has invested in three technology companies: LOTS Technology, Inc., a developer of digital optical storage technology,
NetConversions, an early-stage, data marketing company with a proprietary technology that allows for real-time analysis of consumer online buyer behavior, and S2 Technologies, Inc., an early-stage middleware and software tools development company.

     LOTS Technology ("LOTS") proprietary technology is a replacement product for the high-end magnetic media drives that can no longer keep pace with the growth in digital data storage. The company, which developed the technology with major funding from government contracts, plans to supply large-volume data storage systems to three broad markets of commercial and government customers, including general purpose computing, networked data storage, digital video and data acquisition system companies. The Company made a direct investment of $500,000 in this company and have received additional equity in the form of stock options for its senior advisory services with the Company's total ownership of approximately 6.5%. LOTS may do a second round of preferred stock financing, however, the Company will not participate in this financing and, as a result, the Company's ownership interest in LOTS will be diluted as a result of such financing. As of April 2001, the Company had fulfilled its obligations under its management service agreement and is no longer providing any other services. Based upon the adverse conditions of the private equity capital markets there is greater uncertainty concerning the outlook for privately funded companies and there can be no assurance that LOTS will be successful raising sufficient funding

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

to support its current business model. The Company fully reserved its $500,000 investment during the fourth quarter of fiscal 2001.

     NetConversions, Inc, ("NetConversions") has a solution that incorporates an innovative approach to behavior profiling and promotions, allowing e-commerce managers maximum flexibility to change their website marketing. The product is a turnkey ASP solution that requires minimal client integration and engineering. The Company has provided a bridge loan of $100,000 to NetConversions that is convertible to equity at a discounted rate. The Company fully reserved its investment in NetConversion as of November 30, 2000 due to industry conditions and financing issues. In August 2001, NetConversions significantly curtailed its business operations.

     In August 2000, through Oryx Ventures, the Company invested $500,000 in Series A Preferred of S2 Technologies. In June 2001, the Company invested $250,000 in a bridge loan to S2 Technologies, which was converted into Series B Preferred at the close of the Series B Preferred round. In October 2001, the Company participated in S2 Technologies' second round, Series B Preferred financing with an investment of $1,105,000, which included conversion of the $250,000 bridge loan, and an investment of $855,000 in new funds. In March 2002 the Company invested an additional $938,000 in Series B Preferred issued by S2 Technologies.

     The Company is also providing senior management advisory services in exchange for additional equity in S2 Technologies. S2 Technologies' focus is to provide value-added tools that address the development, integration and verification phases of embedded software. The goal of S2 Technologies' products is to increase software developers' and engineers' productivity and decrease the time it takes for their products to reach commercialization. S2 Technologies entered into beta agreements with LSI Logic and Emerson Electric Co. and released its first commercial product in March 2002. Given the limited capital resources of S2 Technologies at the time the Company made its original investment, the Company began recognizing losses based upon its pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing, the Company began recognizing losses on its investment in S2 Technologies based upon the Company's total equity ownership percentage (35.1%) in S2 Technologies. The Company recognized losses attributable to its ownership of S2 Technologies of $814,000 and $257,000 for years ended February 28, 2002 and February 28, 2001, respectively, which are included in loss on investments. At February 28, 2002, this investment value was $520,000. In March 2002, the Company made an additional investment of $938,000 in S2 Technologies Series B Preferred Stock and exercised portion of a warrant to acquire 466,666 shares of S2 Technologies Common Stock resulting in a cumulative investment in S2 Technologies of 43.3%, on a fully diluted basis. The brother of the Company's Chief Financial Officer serves as Chief Executive Officer of S2 Technologies.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     S2 Technologies remains in the "development stage" and expects to continue to generate losses from operations until its products have achieved market acceptance and recurring sales with customers. There can be no assurance that S2 Technologies will achieve these goals. S2 Technologies may require additional funding and there can be no assurance that such funding will be available. If S2 Technologies does not achieve its goals or cannot obtain needed financing, Oryx's investments of $1,458,000 (includes the March 2002 investment) may become impaired.

     Summarized financial information for S2 Technologies, Inc. for the fiscal year ended February 28, 2002 is as follows:

                                                         At February 28
                                                     2002                2001
                                                  -----------       -----------
Current assets                                    $ 1,207,000         $ 322,000
Non-current assets                                     55,000            16,000
Current liabilities                                   171,000            42,000
Non-current liabilities                                  --
Redeemable preferred stock                          2,801,000           694,000
Stockholders equity                                (1,709,000)         (399,000)


                                                    Year ended      Year ended
                                                   February 28,     February 28,
                                                       2002             2001
                                                    ----------        --------
Net Sales                                                 --              --
Gross Profit                                              --              --
Loss from continuing operations                     (1,365,000)       (538,000)
Net loss                                            (1,355,000)       (522,000)

5.   Newport Capital Consultants Transaction

     During fiscal 2002, the Company entered into a seventeen and one half month marketing agreement with Newport Capital Consultants, a third party for investor relations services. In July 2001, in consideration for the investor relations services provided to the Company by Newport Capital Consultants, the Company issued two immediately exercisable fully vested warrants to purchase 25,000 shares of common stock each at an exercise price of $6.52 and $3.26 per share, respectively. These warrants expire five years from the date of issuance. The Company determined the fair value of these warrants to be $110,000, which was calculated using the Black-Scholes option pricing model on the date of grant. The fair value of the warrants is being expensed on a straight-line basis over the period in which the services are being performed. As of February 28, 2002, the Company has recorded $48,000 of expense related to these services.

6.   Series A 2% Mandatorily Redeemable Convertible Cumulative Preferred Stock

     The Company has authorized 3,000,000 shares of Preferred Stock with a par value of $0.001 per share of which 45,000 of such shares are designated Series A 2% Mandatorily Redeemable Convertible Cumulative Preferred Stock (the Series A Stock). Each share of Series A Stock may be converted, at the option of the holder, into approximately 1.167 shares of Common Stock. The Company had reserved 4,376 shares of Common Stock for issuance upon conversion of the Series A Stock as of February 28, 2002. The holders of Series A Preferred Stock are entitled to receive a cumulative dividend of $0.50 per share per annum, subject to any restrictions imposed by the Delaware General Corporation Law. The dividend is payable semi-annually. In the event of a liquidation and to the extent assets are available, the holders of the Series A Stock are entitled to a liquidation preference distribution of $25.00 per share plus accrued but unpaid dividends. A change in the majority of the voting control of the outstanding stock is considered a liquidation event which could cause the Series A stock to be redeemed. Each share of the Series A Stock is entitled to one vote per share on all matters submitted to a vote of stockholders of the Company.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7. Stock Plans and Warrants

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

     In 1995 and 1996, the Company adopted the 1995 and 1996 Directors Stock Option Plan (the "Directors' Plans"). The 1995 and 1996 Directors' Plan, which expires in 2005 and 2006, respectively, provide for nonstatutory stock options to be granted to nonemployee directors of the Company. The Board of Directors may terminate the Directors' Plans at anytime at its discretion. Options under the Directors' Plans are granted at prices determined by the Board of Directors, subject to certain conditions more fully described in the Directors' Plans. Generally, these conditions require that the exercise price of options granted may not be below 110% for persons owning more than 10% of the Company's capital stock and 100% for options issued to other persons of the fair market valve of the stock at the date of grant. Options must expire within ten years of grant. The 1995 and 1996 Directors' Plan provides that each nonemployee director receive options to purchase 4,500 and 3,000 shares, respectively, of the Company's Common Stock. Under the 1995 Director's Plan, shares vest in three equal annual installments of 15,000 shares on the first, second and third anniversaries of the date of the grant. Under 1996 Director's Plan, 1,000 shares vest and are exercisable upon grant with the remainder vesting in equal annual installments on the first and second anniversaries of the date of grant. The Company has 22,500 shares authorized under the 1995 Directors' Plan of which 13,500 options were outstanding with an average exercise price of $16.66 per share as of February 28, 2002. The Company has 25,000 shares authorized under the 1996 Directors' Plan of which 15,000 options were outstanding with an average exercise price of $18.01 per share as of February 28, 2002.

     In fiscal 1999, as part of its sale of the Power Products business, the Company issued non-statutory options under a special Stock Option Plan to former key employees of Oryx Power Products to purchase a total of 20,500 shares of the Company's Common Stock at an exercise

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

price of $9.5 per share and 5,000 shares at an exercise price of $2.50 per share. As of February 28, 2002, there were no outstanding shares under this plan.

     A summary of stock option activity under the 1993 Plan, the Directors' Plans and other stock options granted is as follows:


                                     Shares                         Weighted-
                                    Available                         Average
                                       For                        Exercise Price
                                      Grant           Shares        Per Share

Balance at February 29, 2000          43,686         321,654         $ 15.68

Options granted                      (37,675)         37,675         $ 23.12
Options canceled and expired          27,450         (27,450)        $ 14.30
Options exercised                          -         (23,212)        $ 20.11
                                   ----------     -----------
Balance at February 28, 2001          33,461         308,667         $ 16.33

Options granted                      (36,000)         36,000         $  3.95
Options canceled and expired          22,575         (25,575)        $ 21.37
                                   ----------     -----------
Balance at February 28, 2002          20,036         319,092         $ 14.73
                                   ==========     ===========



     The following table summarizes information about employee stock options at February 28, 2002:

                                       Options Outstanding                                 Options Exercisable
                       --------------------------------------------------------- ------------------------------------------
                                         Weighted-Average
                                           Remaining             Weighted-                                  Weighted-
       Range of             Number        Contractual             Average                Number              Average
   Exercise Prices        Outstanding         Life             Exercise Price          Exercisable        Exercise Price
---------------------  ----------------- --------------- ----------------------- -------------------- ---------------------
$3.95 - 3.95                     36,000       9.6                   $ 3.95                   -               $ 0.00
$6.88 - 10.00                     9,275       4.3                     8.19               8,150                 8.37
$10.67 - 15.81                  156,014       5.6                    14.00             149,585                13.99
$17.90 - 23.13                  117,803       5.3                    19.50             104,078                19.35
                       -----------------                                         --------------------
   Total                        319,092       5.9                   $14.73             261,813               $15.95
                       =================                                         ====================

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

     At February 28, 2002, there were 14,000 fully vested and exercisable options outstanding to purchase shares of SurgX Corporation class B common stocks. These options had an average exercise price of $0.80 and an average remaining contractual life of 3.4 years. During fiscal 2002, 290,000 options at an average price of $0.80 expired. There was no activity under the SurgX subsidiary stock option plan during fiscal 2001. At February 28, 2002 and February 28, 2001 there were 1,486,000 and 1,196,000 shares available for grant.

     During fiscal 1998, the Company sold 333,000 Class A shares of SurgX Corporation for net proceeds of $485,000. At February 28, 2002, there were 10,333,000 Class A common shares of SurgX Corporation outstanding and with the exception of 333,000 shares of SurgX Corporation sold in fiscal 1998, all of the subsidiary Class A shares outstanding were owned by the Company.

     Fair Value Disclosures

     Had compensation cost for all the Plans been determined based on the fair value of each stock option on its grant date, as prescribed in SFAS 123, the Company's net loss and net loss per share in fiscal 2002 would have been $1,774,000 and $1.03, respectively, and in fiscal 2001 would have been $2,281,000 and $1.40, respectively.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the applicable period: dividend yields of 0% for both periods; expected volatility of 111% for fiscal 2002 and 97% for fiscal 2001; risk-free interest rate of 3.92% for fiscal 2002 and 6.33% for fiscal 2001 for options granted; and a weighted average expected option term of five years for both periods. The weighted average fair value of options granted during fiscal years 2002 and 2001 was $2.96 and $18.50, respectively. The weighted average fair value of options to purchase common shares of the Company's subsidiaries were not material during fiscal years 2002 and 2001.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Warrants

     The following warrants at February 28, 2002, and the number of shares of the Company's Common Stock which may be purchased at exercise, were outstanding and exercisable at February 28, 2002:

  Original            Issuable            Warrant       Warrant      Warrant
  Warrants             Common          Commencement    Expiration   Exercise
 Outstanding           Shares              Date           Date        Price

       37,500               3,750        Oct. 1994     Oct. 2004         $2.000
      379,000              57,229        Nov. 1994     Oct. 2004         $2.000
       25,000              25,000        Jul. 2001     Jul. 2006         $3.260
       25,000              25,000        Jul. 2001     Jul. 2006         $6.520
       37,975              37,975        Oct. 2001     Oct. 2006         $5.925
--------------     ---------------
      504,475             148,954
==============     ===============

8. Income Taxes

     Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on currently available evidence, that some portion or all of the deferred tax assets will not be realized. Management believes that the available objective evidence creates sufficient uncertainty regarding the realizability of deferred tax assets such that a full valuation allowance is required at February 28, 2002.

     The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at February 28, 2002 and February 28, 2001 are as follows:

                                               February 28,     February 28,
                                                   2002             2001
                                             -----------------------------------

 Net operating loss carryforwards            $     7,172,000  $      5,704,000
 R&D credit carryforwards                            342,000           353,000
 Other                                               704,000           275,000
                                             -----------------------------------
      Net deferred tax assets                      8,218,000         6,332,000
 Valuation allowance                              (8,218,000)       (6,332,000)
                                             -----------------------------------
      Net deferred tax assets                $             -  $              -
                                             ===================================

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     No provision for federal income taxes has been recorded because of losses incurred. The provision for (benefit from) income taxes reconciles to the amounts computed by applying the statutory federal rate to loss before income taxes as follows:

                                                     February 28, February 28,
                                                        2002         2001
                                                    --------------------------

Statutory U.S. federal tax                          $ (500,000)  $ (724,000)
Valuation allowance with respect to federal
  deferred tax assets                                  500,000      678,000
Other                                                        0       46,000
                                                    --------------------------
      Effective tax                                 $        -   $        -
                                                    ==========================

     At February 28, 2002, the Company had federal net operating loss and research and development credit carryforwards of approximately $17,000,000 and $159,000, respectively. Approximately $695,000 of the Company's net operating losses resulted from the exercise of non-qualified stock options. The benefit derived from these net operating loss carryforwards will be recorded directly to stockholders equity when realized rather than as a reduction of the income tax provision. Federal net operating loss and research and development credit carryforwards will expire on various dates from 2004 through 2021, subject to certain limitations. In accordance with Section 382 of the Internal Revenue Code, the amounts of and the benefits from net operating losses that can be carried forward are limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period. The Company's initial public offering and subsequent private placements triggered an ownership change of greater than 50% and, accordingly, the future utilization of federal net operating loss and research and development credit carryforwards generated through the date of that offering may be limited.

9.   Commitments and Contingencies

     The Company leases its facilities under an operating lease agreement, which expires in August 2003. Future minimum lease obligations of $7,000 are payable in the year ending February 28, 2003.


     Rental expense for the years ended February 28, 2002 was $175,000 offset by rent payments received from sublessees for $148,000. This compares to rental expense for the year ended February 29, 2001 of $260,000, offset by rent payments received from sublessees for $264,000.

10.  Related Parties

     During fiscal 1999, the Company made a loan to an employee for $35,000, at a rate of 7% per annum, repayable at the earlier of July 15, 2000, or thirty days after the debtor ceases to be a full-time employee of the Company. During fiscal 2002, the due date of this loan was

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

extended to November 15, 2002. The outstanding balance was approximately $4,000 as of February 28, 2002 and $9,000 as of February 28, 2001.

     Through Oryx Ventures, LLC, we have invested a total of $1,605,000 in Preferred Stock of S2 Technologies, Inc. from July 2000 through February 2002. In March 2002, the Company made an additional investment of $938,000 in Preferred Stock of S2 Technologies and exercised portion of a warrant to acquire 466,666 share of S2 Technologies Common Stock. Mark Underseth, Chief Executive Officer of S2 Technologies, Inc. is the brother of Mitchel Underseth, Chief Financial Officer of Oryx. Mitchel Underseth did not participate in Oryx's due diligence or negotiation with respect to Oryx's transaction with S2 Technologies, Inc. and abstained from voting or discussion when the Oryx's Board of Directors considered this matter.

     In addition, Messrs. Micciche and Underseth provide certain management services to S2 in exchange for cash and warrants to purchase common stock in S2. S2 issued warrants to purchase 700,000 shares of common stock for $0.001 per share, of which 437,500 are vested as of February 28, 2002. The Company has recorded $26,000 of revenue during fiscal 2002 related to the cash portion of the services provided, but has not recorded any amounts related to the warrants, as the recoverability of the amount is not considered probable for revenue recognition purpose.

11.  Segment Information

     The Company groups its business into two operating segments and a corporate segment (as defined by SFAS No. 131 "Disclosure about Segments and Enterprise and Related Information."): (i) SurgX, the subsidiary through which it licenses its surge protection technology; (ii) Oryx Ventures, the entity which provides strategic and management services and investment to technology-oriented start-up companies; and (iii) the corporate segment which supports and provides administrative, accounting and financial services to the operating segments, and collects royalties from its Intragene Technology.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                             Year Ended         Year Ended
                                            February 28,       February 28,
                                                2002               2001
                                            --------------    ---------------

Revenues:
  Surgx                                         $ 200,000          $ 200,000
  Oryx Ventures                                   224,000            213,000
  Corporate                                       181,000            237,000
                                            --------------    ---------------
                                                $ 605,000          $ 650,000
                                            ==============    ===============

Operating loss:
  Surgx                                        $ (126,000)        $ (287,000)
  Oryx Ventures                                  (102,000)          (287,000)
  Corporate                                      (713,000)          (885,000)
                                            --------------    ---------------
                                               $ (941,000)       $(1,459,000)
                                            ==============    ===============

Depreciation and amortization expense:
  Surgx                                         $ 117,000          $ 144,000
  Corporate                                         7,000              9,000
                                            --------------    ---------------
                                                $ 124,000          $ 153,000
                                            ==============    ===============

Identifiable assets:
  Surgx                                          $ 80,000          $ 164,000
  Oryx Ventures                                   534,000            299,000
  Corporate                                     2,143,000          3,394,000
                                            --------------    ---------------
                                              $ 2,757,000        $ 3,857,000
                                            ==============    ===============

     Loss on investments, net of $814,000 for the year ended February 28, 2002 relates to the Oryx Ventures segment losses on equity investments. Loss on investments, net of $877,000 for the year ended February 28, 2001 relates to the Oryx Ventures segment of which $257,000 represents losses on equity investments and $620,000 represents the loss on investments accounted for under the cost method. Included in identifiable assets of Oryx Ventures are $520,000 and $243,000 for fiscal 2002 and 2001, respectively, which represent the value of investments accounted for under the equity method (see note 4).

     The Company licenses its technologies both domestically and internationally and provides management services primarily domestically. Revenue by geographic region is as follows:

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                Year Ended     Year Ended
                                                February 28,   February 28,
                                                   2002           2001

Net Revenues:
  United States                                 $ 405,000      $ 530,000
  Japan                                           200,000        120,000
                                                ----------     ----------
  Net Revenues                                  $ 605,000      $ 650,000
                                                ==========     ==========


     All sales are denominated in United States dollars. All of the Company's assets are located within the United States.