Form 10QSB
period 2002-05-31
ORYX TECHNOLOGY CORP
filed 2002-07-15
CIK 915355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002.

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


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No
              --     --

The number of shares outstanding of the issuer's Common Stock as of May 31, 2002 was 1,832,834.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents





PART I.  FINANCIAL INFORMATION                                              Page

Item 1. Financial Statements................................................  3

Item 2.  Management's Discussion and Analysis or Plan of Operation.......... 12



PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K................................... 31

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

              Assets                                               May 31,     February 28,
                                                                    2002           2002
                                                                ------------   ------------
Current assets:
  Cash and cash equivalents                                     $  1,004,000   $  2,053,000
  Accounts receivable, net of allowance for doubtful
    accounts of $34,000 and $0                                        18,000         14,000
  Other current assets                                                68,000        164,000
                                                                ------------   ------------
    Total current assets                                           1,090,000      2,231,000

Property and equipment, net                                           11,000          6,000
Investments                                                        1,227,000        520,000
                                                                ------------   ------------
                                                                $  2,328,000   $  2,757,000
                                                                ============   ============

              Liabilities, Mandatorily Redeemable Convertible
                  Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable                                              $     63,000   $     10,000
  Accrued liabilities                                                142,000        196,000
                                                                ------------   ------------
    Total current liabilities                                        205,000        206,000


Series A 2% mandatorily convertible redeemable Preferred Stock
    $0.001 par value; 3,000,000 shares authorized;
    3,750 shares issued and outstanding                               89,000         89,000

Stockholders' equity:
  Common Stock, $0.001 par value; 25,000,000 shares
    authorized; 1,832,834 issued and outstanding                      18,000         18,000
Additional paid-in capital                                        26,152,000     26,133,000
Accumulated deficit                                              (24,136,000)   (23,689,000)
                                                                ------------   ------------
      Total stockholders' equity                                   2,034,000      2,462,000
                                                                ------------   ------------
                                                                $  2,328,000   $  2,757,000
                                                                ============   ============

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                 May 31,
                                                         ----------------------
                                                            2002         2001
                                                         ---------    ---------
Revenue:
  Services                                               $  44,000    $  83,000
  Others                                                    12,000       35,000
                                                         ---------    ---------
                                                            56,000      118,000
                                                         ---------    ---------
Cost of Sales:
   Services                                                 47,000       57,000
   Other                                                      --         39,000
                                                         ---------    ---------
                                                            47,000       96,000
                                                         ---------    ---------
    Gross profit                                             9,000       22,000
                                                         ---------    ---------
Operating expenses:
   General and administrative                              213,000      253,000
   Research and development                                 58,000       51,000
                                                         ---------    ---------
    Total operating expenses                               271,000      304,000
                                                         ---------    ---------

Loss from operations                                      (262,000)    (282,000)

Interest income, net                                         4,000       37,000
Equity share of loss on investments, net                  (218,000)    (151,000)
Other income                                                30,000       10,000
                                                         ---------    ---------
Net loss                                                  (446,000)    (386,000)
Dividends                                                   (1,000)      (1,000)
                                                         ---------    ---------
    Net loss attributable to Common Stock                $(447,000)   $(387,000)
                                                         =========    =========

     Basic and diluted net loss per common share         $   (0.24)   $   (0.23)
                                                         =========    =========
    Weighted average common shares used to compute
    basic and diluted net loss per share                 1,833,000    1,670,500
                                                         =========    =========


See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               May 31,
                                                          2002         2001
                                                      -----------   -----------
Cash flows from operating activities:
  Net loss                                            $  (446,000)  $  (386,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Loss on investments                                   218,000       151,000
    Depreciation and amortization                           1,000        38,000
    Non-cash stock compensation                            19,000          --
      Changes in assets and liabilities
        Accounts receivable                                 9,000       (15,000)
        Other assets                                       96,000        32,000
        Accounts payable                                   53,000        (4,000)
        Accrued liabilities                               (54,000)       38,000
                                                      -----------   -----------
            Net cash used in operations                  (104,000)     (146,000)
                                                      -----------   -----------

Cash flows from investing activities:
  Capital expenditures                                     (6,000)       (2,000)
  Investment in S2 Technologies                          (938,000)         --
                                                      -----------   -----------
            Net cash used by investing activities        (944,000)       (2,000)
                                                      -----------   -----------

Cash flows from financing activities:
  Payment of dividends                                     (1,000)       (1,000)
                                                      -----------   -----------
            Net cash used in financing activities          (1,000)       (1,000)
                                                      -----------   -----------
Net decrease in cash and cash equivalents              (1,049,000)     (149,000)
Cash and cash equivalents at beginning of period        2,053,000     3,306,000
                                                      -----------   -----------
Cash and cash equivalents at end of period            $ 1,004,000   $ 3,157,000
                                                      ===========   ===========


See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL

The information contained in the following Notes to Unaudited Condensed Consolidated Financial Statements is condensed; accordingly, the financial statements contained herein should be reviewed in conjunction with the Company's Form 10-KSB for the year ended February 28, 2002.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The financial information for the periods ended May 31, 2002 and 2001 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its subsidiary at May 31, 2002, and the results of their operations and cash flows for the three month periods ended May 31, 2002 and 2001.

The unaudited consolidated financial statements include the accounts of Oryx Technology Corp. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

We do not have sufficient capital to meet our anticipated working capital requirements through fiscal year 2003. We must raise additional capital through public or private financings or other arrangements in order to sustain our business. In addition, without additional equity we will fall below Nasdaq's minimum tangible net worth listing requirements to maintain our listing on the Nasdaq SmallCap Market. We are actively exploring financing opportunities and, there can be no assurance that such transactions can be effected in time to meet our needs, if at all, or that any such transaction would be on terms acceptable to us or in the best interest of our stockholders. If we cannot raise additional capital, when needed and on acceptable terms, we will not be able to achieve our business objectives and continue as a going concern. As a result of these circumstances, our independent accountants' opinion on our consolidated financial statements included in our Form 10-KSB for the year ended February 28, 2002 includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern.

NOTE 2 - INCOME (LOSS) PER SHARE


Basic and diluted earnings per share for the periods presented have been computed by dividing income or loss available to common stockholders by the weighted average common shares outstanding for the period. Due to the net losses from continuing operations incurred in fiscal 2002 and 2001, all common stock equivalents (options, warrants and preferred stock) outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share in fiscal 2002 or 2001. Anti dilutive securities and common stock equivalents at May 31, 2002 which could be dilutive in future periods include common stock options to purchase 318,000 shares of common stock, warrants to purchase 149,000 shares of common stock, 3,750 shares of Series A preferred stock which may be converted into 4,400 shares of common stock and subsidiary stock options to purchase 14,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.



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

LOTS Technology ("LOTS") proprietary technology is a replacement product for the high-end magnetic media drives that can no longer keep pace with the growth in digital data storage. The company, which developed the technology with major funding from government contracts, plans to supply large-volume data storage systems to three broad markets of commercial and government customers, including general purpose computing, networked data storage, digital video and data acquisition system companies. The Company made a direct investment of $500,000 in this company and has received additional equity in the form of stock options for its senior advisory services with the Company's total ownership of approximately 6.5%. LOTS may do a second round of preferred stock financing, however, the Company will not participate in this financing and, as a result, the Company's ownership interest in LOTS will be diluted as a result of such financing. As of April 2001, the Company had fulfilled its obligations under its management service agreement and is no longer providing any other services. Based upon the adverse conditions of the private equity capital markets there is greater uncertainty concerning the outlook for privately funded companies and there can be no assurance that LOTS will be successful raising sufficient funding to support its current business model. The Company fully reserved its $500,000 investment during the fourth quarter of fiscal 2001.

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

In August 2000, through Oryx Ventures, the Company invested $500,000 in Series A Preferred of S2 Technologies. In June 2001, the Company invested $250,000 in a bridge loan to S2 Technologies, which was converted into Series B Preferred at the close of the Series B Preferred round. In October 2001, the Company participated in S2 Technologies' second round, Series B Preferred financing with an investment of $1,105,000, which included conversion of the $250,000 bridge loan and an investment of $855,000 in new funds. In March 2002, the Company invested an additional $938,000 in Series B Preferred issued by S2 Technologies.

The Company is also providing senior management advisory services in exchange for additional equity in S2 Technologies. S2 Technologies' focus is to provide value-added tools that address the development, integration and verification phases of embedded software. The goal of S2 Technologies' products is to increase software developers' and engineers' productivity and decrease the time it takes for their products to reach commercialization. S2 Technologies entered into beta agreements with LSI Logic and Emerson Electric Co. and released its first commercial product in March 2002. Given the limited capital resources of S2 Technologies at the time the Company made its original investment, the Company began recognizing losses based upon the its pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing, the Company began recognizing losses on its investment in S2 Technologies based upon the Company's total equity ownership percentage (35.1%) in S2 Technologies. In March 2002, the Company made an additional investment of $938,000 in S2
Technologies for Series B Preferred Stock and the exercise of a warrant to acquire 466,666 shares of S2 Technologies Common Stock resulting in a cumulative investment in S2 Technologies of 43.3%, on a fully diluted basis. Investment loss from Oryx Ventures' activities consists of recognition of losses relating to our percentage ownership share of S2 Technologies. From our original investment in August 2000 through our participation in the S2

Technologies Series B Financing in October 2001, we recognized approximately 71% of S2 Technologies' losses, which reflected our percentage of total capital invested in this company. Subsequent to the S2 Technologies Series B Preferred financing, based on the addition of new investors, Oryx recognized 35% of S2 Technologies' losses that reflects Oryx's percentage of equity ownership in S2 Technologies. After our additional investment in S2 Technologies Series B
Preferred financing in March 31, 2002, Oryx is recognizing 44.3% of S2 Technologies' losses. We expect an increase in the investment losses for the next three quarters of fiscal 2003 due to greater losses from S2 Technologies, as its expenses increase in anticipation of its first commercial product release. The price per share paid by Oryx for the S2 Technologies stock was in excess of the per share value of the underlying equity in net assets of S2 Technologies resulting in goodwill of $897,000. This goodwill has been included in the Investment balance. Goodwill is not subject to amortization but, rather, is reviewed on a periodic basis for impairment. The Company has recognized losses attributable to its ownership of S2 Technologies of $1,289,000 as of May 31, 2002, which are included in loss on investments. At May 31, 2002, this investment value was $1,227,000. The brother of the Company's Chief Financial Officer serves as Chief Executive Officer of S2 Technologies. The Company recognized $17,000 in management service fees from S2 Technologies during the three months ended May 31, 2002.

S2 Technologies remains in the "development stage" and expects to continue to generate losses from operations until its products have achieved market acceptance and recurring sales with customers. There can be no assurance that S2 Technologies will achieve these goals. S2 Technologies may require additional funding and there can be no assurance that such funding will be available. If S2 Technologies does not achieve its goals or cannot obtain needed financing, Oryx's investments balance of $1,227,000 as of May 31, 2002 may become impaired.

Summarized financial information for S2 Technologies, Inc. for the three months ended May 31, 2002 is as follows:



                                                         Three Months Ended
                                                          At May 31, 2002
                                                    ----------------------------

Current assets                                                      $ 1,869,000
Non-current assets                                                       59,000
Current liabilities                                                     121,000
Non-current liabilities                                                      --
Redeemable preferred stock                                            4,083,000
Stockholders Equity                                                  (2,276,000)

                                                         Three Months Ended
                                                            May 31, 2002
                                                    ----------------------------

Net Sales                                                                    --
Gross Profit                                                                 --
Loss from continuing operations                                        (575,000)
Net loss                                                               (573,000)




NOTE 5 - STOCKHOLDERS' EQUITY

Stock Split

On June 15, 2001, The Company's Board of Directors approved a one-for-ten reverse stock split of the Company's common stock. The reverse stock split took effect on June 19, 2001. All historical share and per share amounts presented in this Form 10-QSB have been restated to reflect this reverse stock split.

Warrants

During fiscal 2002, the Company entered into a seventeen and one half month marketing agreement with a third party for investor relations services. In July 2001, in consideration for the investor relations services provided to the Company by such third party, the Company issued two immediately exercisable fully vested warrants to purchase 25,000 shares of common stock each at an exercise price of $6.52 and $3.26 per share, respectively. These warrants expire five years from the date of issuance. The Company determined the fair value of these warrants to be $110,000, which was calculated using the Black-Scholes option pricing model on the date of grant. The fair value of the warrants is being expensed on a straight-line basis over the period in which the services are being performed. As of May 31, 2001, the Company has recorded $66,000 of expense related to these services, including $19,000 recorded this quarter.

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

                                                      Three Months Ended
                                                            May 31,
                                                        2002         2001
                                                    -----------   -----------
Revenues:
  Surgx                                             $      --     $      --
  Oryx Ventures                                          44,000        83,000
  Corporate                                              12,000        35,000
                                                    -----------   -----------
                                                    $    56,000   $   118,000
                                                    ===========   ===========
Operating loss:
  Surgx                                             $   (57,000)  $  (101,000)
  Oryx Ventures                                          (8,000)       (7,000)
  Corporate                                            (197,000)     (174,000)
                                                    -----------   -----------
                                                    $  (262,000)  $  (282,000)
                                                    ===========   ===========

Depreciation and amortization expense:
  Surgx                                             $      --     $    36,000
  Corporate                                               1,000         2,000
                                                    -----------   -----------
                                                    $     1,000   $    38,000
                                                    ===========   ===========


                                                     At May 31,  At February 28,
                                                       2002           2002
                                                    -----------   -----------
Identifiable assets:
  Surgx                                             $    30,000   $    80,000
  Oryx Ventures                                       1,245,000       534,000
  Corporate                                           1,053,000     2,143,000
                                                    -----------   -----------
                                                    $ 2,328,000   $ 2,757,000
                                                    ===========   ===========


Loss on investments, net of $218,000 and $151,000 for the three month periods ended May 31, 2002 and 2001 relates to the Oryx Ventures segment representing losses on equity investments. Included in identifiable assets of Oryx Ventures at May 31, 2002 and 2001 is $1,227,000 and $520,000,respectively, which represents the value of investments accounted for under the equity method (see note 4).

Item 2. Management's Discussion and Analysis or Plan of Operations

This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended February 28, 2002. As used herein, "we", "our", "us" and the like refer to Oryx Technology Corp.

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

Due to the transfer of SurgX product manufacturing offshore by Cooper Bussmann and the reorganization of Cooper Electronics Technologies in fiscal 2000, sales of SurgX products by Cooper Electronics Technologies for fiscal 2001 were under three million units, which is substantially lower than previously anticipated. However, Cooper Electronics Technologies' restructuring of its manufacturing and other operations did improve its capacity to market our SurgX technology. SurgX technology has now been designed in products offered by more than thirty OEMs, and is also in active product evaluation with numerous OEMs, including several well known organizations. Due to the long lead times from design wins to production orders, competitive product substitutions and risk of cancellation of product programs, coupled with the recent significant downturn in the electronic components market these design wins have not resulted in significant sales of SurgX products.

Sales of SurgX products in fiscal 2002 started out significantly lower than previously anticipated, with less than 18 million units shipped during fiscal 2002, partially due to the overall slowdown in the electronic industry and increased technical protection performance requirements demanded from customers that have yet to be achieved by our SurgX technology. The inability of our SurgX polymer technology to meet more stringent technical protection requirements of new integrated circuit devices and fiber optic amplifier components is the primary cause of the shortfall in expected sales. However, during the fourth calendar quarter of 2001, as a result of a shift in marketing strategy, Cooper Electronics Technologies received orders for over 22 million combined units of its older technology product, the 0805 discrete component, and its new 0603 ESDA product and 4line1206 array product. As of April 30, 2002, it had shipped substantially all units of the approximately 22 million units ordered. The sales prices of the devices are lower than expected primarily due to having to meet competitive pricing of traditional protection devices. However with the concentrated application engineering and marketing effort, Cooper Electronics Technology has shipped over 20 million devices (combination of 0603, 0805, and 4 line array configurations) calendar year-to-date to various customers. The 0603 product alone accounted for several millions shipped year-to-date.

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

         In September 2001, due to disappointing sales results of Cooper Electronics Technologies' products incorporating SurgX technology, we began negotiations with Cooper Electronics Technologies to amend the exclusive license agreement to allow us to license our SurgX technology to other entities. We have not yet reached a definitive agreement with Cooper Electronics Technologies. Further, Cooper Electronics Technologies has informed us that they will not make an additional $1 million royalty payment for the royalty year ending July 2002, payment due September 15, 2002 to maintain its exclusive license to the SurgX technology. At such time, the license granted to Cooper Electronics Technologies will be nonexclusive. We are currently in initial discussions with two companies interested in licensing our SurgX technology. However, until we reach an agreement with Cooper Electronics Technologies to amend its existing license to allow us to license the SurgX technology to other entities or the exclusivity provision in such license expires in July 2002 upon nonpayment of the $1 million royalty by September 15, 2002 by Cooper Electronics Technologies, we are unable to proceed with negotiations with any other potential licensee of the SurgX technology. There can be no assurance that Cooper Electronics Technologies will agree to any amendment of the exclusive license, and if it does, that we will be successful in entering into license agreements for our SurgX technology on an acceptable commercial basis with other third parties.

         IRISO

In November 1997, IRISO, a manufacturer of high engineering connectors and precision metal pins for electronic equipment, made an investment of $500,000 in SurgX Corporation in exchange for an equity ownership interest of approximately three percent of the total outstanding shares of SurgX Corporation. In conjunction with this equity investment, IRISO received a fifteen-year co-license to manufacture and sell our SurgX technology exclusively in Japan for board level ESD protection. These products are marketed under the SurgX trademarks. In fiscal 1999, IRISO started volume production and sales of 0805 surface mount components. Sales in fiscal 2000 were minimal, with IRISO shipping production quantities to two major OEMs and in lesser amounts to five other customers. While shipments in fiscal 2001 and fiscal 2002 were up significantly, at approximately 12 million units for each year, these sales levels are much lower than initially forecasted. Sales of SurgX products by IRISO have been negatively affected by a significant downturn and continued weakness in the electronic components markets and by market requirements of improved ESD protection capabilities. IRISO is currently shipping to eight OEMs. Additionally, there are several customers currently evaluating IRISO products incorporating the SurgX technology. In fiscal 2001, IRISO paid Oryx $100,000 in licensing royalties for shipments during the year. In fiscal 2002, IRISO paid its minimum licensing royalty obligation of $200,000 for the royalty year ending September 2001.

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





Oryx Ventures, LLC

We established Oryx Ventures, LLC, a Delaware limited liability company, in May 2000 to act as an investment and management services entity for us. Oryx Ventures is a wholly-owned subsidiary of Oryx and is managed by our employees. Oryx has contributed investment funds to Oryx Ventures from its existing cash balances and it plans to contribute additional funds from two sources; internal cash flow generated from future royalty income received from licensing our SurgX technology and external funds generated from the sale of securities. However, at present, due to a lack of capital and adverse conditions in the capital markets, coupled with the uncertainty of future royalty income from SurgX, we are limiting the activities of Oryx Ventures primarily to management services, with our primary focus on S2 Technologies. In order to conserve cash resources at Oryx, we have not actively sought new additional investments since September 2000, except for participating in a bridge loan in June 2001 and a Series B Preferred financing in October 2001 and March 2002 with our portfolio company, S2 Technologies. Oryx will receive all profits and losses from Oryx Ventures, provided that, Philip Micciche CEO of Oryx, Mitchel Underseth, CFO of Oryx and Luis Borge, Controller of Oryx will receive an aggregate of 20% of the profits distributed by Oryx Ventures upon liquidation or otherwise and Oryx will receive the balance of such profits.

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

We are also providing senior management advisory services in exchange for additional equity in S2 Technologies. S2 Technologies' focus is to provide value-added tools that address the development, integration and verification phases of the embedded software. The goal is to increase software developers' and engineers' productivity and decrease the time it takes for their products to reach commercialization. S2 Technologies entered into beta agreements with LSI Logic and Emerson Electric Co. and released its first commercial product in March 2002. Given the limited capital resources of S2 Technologies at the time we made our original investment, we began recognizing losses on our investment in S2 Technologies based upon our pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing, we are recognizing losses on our investment in S2 Technologies based upon our total equity ownership percentage in S2 Technologies. We have recognized losses attributable to our ownership of S2 Technologies of $1,289,000 as of May 31, 2002, which are included in loss on investments. At May 31, 2002, this investment value was $1,227,000. After our additional investment in S2 Technologies in March 2002, our total voting ownership is approximately 44.3%, and our total ownership, on a fully diluted basis, is approximately 43.3%.

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

Our portfolio companies as of May 31, 2002 were:

----------------------------- ---------------- ----------------- --------------------- --------------------------
Company                       Accounting       Date of Initial   Voting Ownership      Derivative Ownership
                              Method           Investment                              from Management Services
----------------------------- ---------------- ----------------- --------------------- --------------------------

----------------------------- ---------------- ----------------- --------------------- --------------------------
Lots Technologies             Cost Method      July 7, 2000      2.2%                  4.4%
----------------------------- ---------------- ----------------- --------------------- --------------------------
S2 Technologies               Equity Method    July 20, 2000     44.3%                 1.2%
----------------------------- ---------------- ----------------- --------------------- --------------------------
Net                           Cost Method      June 19, 2000     N/A                   0%
Conversions
----------------------------- ---------------- ----------------- --------------------- --------------------------


Cost to  support  Oryx  Ventures  activities  are  primarily  related  to salary expenses associated with providing management services to our portfolio companies. As of May 31, 2002 there were three executives providing management services through Oryx Ventures. Currently, Oryx Ventures receives equity, fees or a combination of both as payment for providing management services to its portfolio companies and other companies in which Oryx Ventures does not have an equity investment.


Results of Operations

For the quarter ended May 31, 2002, revenues decreased by $62,000 or 53% from $118,000 for the quarter ended May 31, 2001, to $56,000 for the quarter ended May 31, 2002. The decrease in revenue during the quarter ended May 31, 2002 is primarily attributed to a decrease in management services fees generated from Oryx Ventures and royalties from licensing our Intragene technology. Future revenue will be based solely upon the successful sales, marketing, manufacturing and development efforts of our SurgX licensees and to a lesser extent Oryx Ventures' ability to charge fees for management services. To date, sales of SurgX products by our licensees are significantly lower than expected and there can be no assurances that sales of SurgX products will increase in the future, if at all. In addition, due to the lower than expected sales of SurgX products, there can be no assurances that our licensees will continue to invest in SurgX related sales, marketing and research and development activities.

The Company's gross profit decreased from $22,000 for the quarter ended May 31, 2001, to $9,000 for the quarter ended May 31, 2002, representing a decrease of $13,000 or 59%. The decrease in gross profit for the three months ended May 31, 2002 is primarily attributed to a decrease in management services fees generated from Oryx Ventures and reduced Intragene royalty revenue.


General and administrative expenses decreased from $253,000 for the quarter ended May 31, 2001, to $213,000 for the quarter ended May 31, 2002, representing a decrease of $40,000 or 16%. The decreased in general and administrative expenses during the three months ended May 31, 2002 is primarily attributed to a refund received from the insurance carrier for previous legal expenses partially offset by an increase in salaries, Directors & Officers insurance expense and investor relation expenses. The salaries increase is due to reduced allocations of salaries expenses to cost of sales for management service fees. The increase in investor relation is primarily attributed to non-cash charges related to warrants compensation charges in exchange for investor relation services. The general and administrative expenses related to Oryx Ventures were $4,000 and $33,000 for the three month periods ended May 31, 2002 and 2001, respectively. During the three month periods ended May 31, 2002 and 2001, the Company recognized $47,000 and $57,000, respectively, of general and administrative salaries, as cost of services associated with the revenue generated from management services fees from Oryx Ventures. General and administrative expenses will increase in the future since we are focusing our management efforts on S2 Technologies and not actively pursuing new opportunities to charge fees for management services through Oryx Ventures.


Research and development expenses increased by $7,000 or 14% from $51,000 for the three months ended May 31, 2001 to $58,000 for the three months ended May 31, 2002. This increase is primarily related to an increase in salaries expense associated with our renewed, but limited, SurgX liquid development activities initiated in May 2001, partially offset by a reduction in SurgX's patent cost expenses. Research and development expenditures will increase during the remaining of fiscal 2003, as we continue limited development activities related to performance improvements for our SurgX liquid technology.


Investment loss from Oryx Ventures' activities consists of recognition of losses relating to our percentage ownership share of S2 Technologies. From our original investment in August 2000 through our participation in the S2 Technologies Series B Financing in October 2001, we recognized approximately 71% of S2 Technologies' losses, which reflected our percentage of total capital invested in this company. Subsequent to the S2 Technologies Series B Preferred financing, based on the addition of new investors, Oryx recognized 35% of S2 Technologies' losses that reflects Oryx's percentage of equity ownership in S2 Technologies. After our additional investment in S2 Technologies Series B Preferred financing in March 31, 2002, Oryx is recognizing 44.3% of S2 Technologies' losses. We expect an increase in the investment losses for the next three quarters of fiscal 2003 due to greater losses from S2 Technologies, as its expenses increase in anticipation of its first commercial product release.

Interest income decreased by $33,000 or 89%, from $37,000 for the three months ended May 31, 2001 to $4,000 for the three months ended May 31, 2002. The decrease is mainly attributable to lower balances of cash and cash equivalent and lower effective interest rates.

The Company recorded $20,000 and $10,000 for the three month periods ending May 31, 2002 and 2001, respectively, as other income related primarily related to equipment rental.

Liquidity and Capital Resources

Working capital decreased by $1,140,000 from a surplus of $2,025,000 at February 28, 2002 to a surplus of $885,000 at May 31, 2002. Cash and cash equivalents decreased by $1,049,000 from $2,053,000 at February 28, 2002 to $1,004,000 at
May 31, 2002. This decrease in cash and cash equivalents for the three months ended May 31, 2002 is primarily due to an investment of $938,000 in S2' Series B preferred financing and from net losses from operations.

We do not have sufficient capital to meet our anticipated working capital requirements through fiscal year 2003. We must raise additional capital through public or private financings or other arrangements in order to sustain our business. In addition, without additional equity we will fall below Nasdaq's minimum tangible net worth listing requirements to maintain our listing on the Nasdaq SmallCap Market. We are actively exploring financing opportunities and, there can be no assurance that such transactions can be effected in time to meet our needs, if at all, or that any such transaction would be on terms acceptable to us or in the best interest of our stockholders. If we cannot raise additional capital, when needed and on acceptable terms, we will not be able to achieve our business objectives and continue as a going concern. As a result of these circumstances, our independent accountants' opinion on our consolidated financial statements included in our Form 10-KSB for the year ended February 28, 2002 includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern.



RISK FACTORS

A purchase of shares of our common stock involves financial risk. In deciding whether to invest, you should carefully consider the following factors, the information contained in our Form 10-KSB for the year ended February 28, 2002 and this Form 10-QSB and the other information that we have referred to you.

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

As of May 31, 2002, we had an accumulated deficit of approximately $24.1 million. We incurred net losses of approximately $1.5 million for the fiscal year ended February 28, 2002 and $2.1 million for fiscal 2001. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher royalty fees to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to generate higher royalty fees, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline. We must raise additional capital to continue our business.

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

We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree upon our ability to assist our portfolio companies in their follow-on financing. In addition, all of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. These investments will have a negative impact on our financial statements, as they have had in the past. Further, we have written down the value of our investment in LOTS and Net Conversions to zero, and, at present, our primary focus is our investment in S2 Technologies. As of May 31, 2002, we had invested approximately a total of $2.5 million in S2 Technologies, however, the book value of our investment in S2 Technologies is only $1,227,000 as of May 31, 2002, given our equity method share of S2 Technologies' substantial losses. We may not be able to successfully develop S2 Technologies or any of our other portfolio companies and there can be no assurance that we will either recoup our investments or receive any return on our investment in any company.

We are dependent on the licensees of our SurgX technology for substantially all of our revenues.

Our future royalties from the licenses of our SurgX technology are based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees.

While the license agreements for our SurgX technology contain minimum annual royalty payment requirements for the licensees to maintain their exclusive rights, there can be no assurance that the licensees will pay the minimum royalty or that these minimum payments will provide enough revenue to continue to support our operations. In the case of Cooper Electronics Technologies, minimum royalty payments through June 2001 have already been satisfied to maintain exclusivity. However, Cooper Electronics Technologies has informed us that they do not intend to make a $1 million royalty payment for royalty year ending July 2002, payment due in September 15, 2002 to maintain exclusivity and, at such time, their license of SurgX technology will no longer be exclusive. To date, Cooper Electronics Technologies and IRISO have shipped only limited quantities to customers of products incorporating SurgX technology and there can be no assurances that either of these licensees will ever achieve any significant sales revenue for SurgX products. Further, there can be no assurances that Cooper Electronics Technologies or IRISO will continue their respective licenses with us. In the event that either licensee terminates its license with us, we would suffer a material adverse impact on our business and financial condition.

We may not be able to raise sufficient funds to finance our internal operations or investments by Oryx Ventures.

At present, our primary sources of revenue are from licensing royalties payable by the licensees of our SurgX technology and, to a lesser extent, management service fees from Oryx Ventures. However, currently we do not have sufficient funds to finance our proposed strategy of seeking investments in or acquisitions of new technologies. We anticipate, based on management's internal forecasts and assumptions relating to our operations, that we will need to raise additional capital to satisfy our contemplated cash requirements for the next twelve months. However, unless our existing licensees increase sales of SurgX products which results in increased royalty revenue to us or we are successful in contracting with new licensees who generate sales and royalty revenue for us, we will not have sufficient cash generated from operations to continue our business in the period starting the beginning of calendar 2003 or earlier. In light of these circumstances we are in the process of evaluating alternative methods of financing. If we are unable to secure additional financing, we will not have enough cash to last through the end of the current fiscal year. As a result of these circumstances, our independent accountants' opinion on our consolidated financial statements includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern.


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

At present, because of the uncertainty associated with our Cooper Electronics Technologies license and the overall weak sales of SurgX products and associated low level of royalty payments, it is unlikely that we will receive continuing royalties at a high enough level for us to meet Nasdaq's stockholders' equity requirement for continuing listing, which is likely to occur in the second quarter of fiscal 2003. In such case, we would be required to raise additional funds to meet the Nasdaq stockholders' equity requirements. There can be no assurances that we will be able to raise additional equity in a timely manner, or at all to satisfy such requirements.

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

As a result of various other transactions previously entered by us, as of May 31, 2002, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 471,400 shares of common stock. This represents significant additional potential dilution for our existing stockholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these convertible securities, there may be further dilution based on the price at which we issue other securities in the future.






                                     PART II

                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)      10.69    Amendment No. 2 to S2  Technologies,  Inc.  Series B Preferred
                  Stock Purchase Agreement dated January 15, 2002.

         10.70 Amendment No. 3 to S2 Technologies, Inc. Series B Preferred Stock Purchase Agreement dated March 18, 2002.



(b)      Reports on Form 8-K

                  The Company filed a Report on Form 8-K on March 28, 2002 to report that it had made an additional investment of $938,000 in S2 Technologies, Inc.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ORYX TECHNOLOGY CORP.

          Dated:  July 15, 2002      By:  /s/ Philip J. Micciche
                                          --------------------------------------
                                          Philip J. Micciche
                                          President, Chief Executive Officer
                                           and Director (Principal
                                           Executive Officer)




                                          /s/ Mitchel Underseth
                                          --------------------------------------
                                           Mitchel Underseth
                                           Chief Financial Officer and Director
                                           (Principal Financial and
                                           Accounting Officer)