Form 10QSB
period 2002-08-31
ORYX TECHNOLOGY CORP
filed 2002-10-15
CIK 915355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002.

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

                                  Yes _X_ No ___

The number of shares outstanding of the issuer's Common Stock as of August 31, 2002 was 1,832,834.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents


PART I. FINANCIAL INFORMATION                                               Page

Item 1. Financial Statements .................................................3

Item 2. Management's Discussion and Analysis or Plan of Operation ...........12

Item 3. Controls and Procedures .............................................32


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ....................................33

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


         Assets                                                          August 31,    February 28,
                                                                            2002           2002
                                                                       ------------    ------------
Current assets:
  Cash and cash equivalents                                            $    620,000    $  2,053,000
  Accounts receivable, net of allowance for doubtful
    accounts of $34,000                                                      35,000          14,000
  Other current assets                                                      168,000         164,000
                                                                       ------------    ------------
    Total current assets                                                    823,000       2,231,000

Property and equipment, net                                                  11,000           6,000
Investments                                                                 985,000         520,000
                                                                       ------------    ------------
                                                                       $  1,819,000    $  2,757,000
                                                                       ============    ============

         Liabilities, Mandatorily Redeemable Convertible
            Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable                                                     $     61,000    $     10,000
  Accrued liabilities                                                       132,000         196,000
                                                                       ------------    ------------
    Total current liabilities                                               193,000         206,000


Series A 2% mandatorily redeemable convertible  Preferred Stock
    $0.001 par value; 3,000,000 shares authorized;
    3,750 shares issued and outstanding                                      89,000          89,000

Stockholders' equity:
  Common Stock, $0.001 par value; 25,000,000 shares
    authorized; 1,832,834 issued and outstanding                             18,000          18,000
Additional paid-in capital                                               26,171,000      26,133,000
Accumulated deficit                                                     (24,652,000)    (23,689,000)
                                                                       ------------    ------------
    Total stockholders' equity                                            1,537,000       2,462,000
                                                                       ------------    ------------
                                                                       $  1,819,000    $  2,757,000
                                                                       ============    ============

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       Three Months Ended                  Six Months Ended
                                                                            August 31,                         August 31,
                                                                  -----------------------------       -----------------------------
                                                                     2002              2001               2002              2001
                                                                  -----------       -----------       -----------       -----------
Revenue:
  Services                                                        $    45,000       $    61,000       $    89,000       $   144,000
  Others                                                               12,000            48,000            24,000            83,000
                                                                  -----------       -----------       -----------       -----------
                                                                       57,000           109,000           113,000           227,000
                                                                  -----------       -----------       -----------       -----------

Cost of Revenue:
   Services                                                            46,000            40,000            93,000            97,000
   Other                                                                 --                --                --              39,000
                                                                  -----------       -----------       -----------       -----------
                                                                       46,000            40,000            93,000           136,000
                                                                  -----------       -----------       -----------       -----------

    Gross profit                                                       11,000            69,000            20,000            91,000
                                                                  -----------       -----------       -----------       -----------

Operating expenses:
   General and administrative                                         259,000           245,000           472,000           498,000
   Research and development                                            50,000            68,000           108,000           119,000
                                                                  -----------       -----------       -----------       -----------
    Total operating expenses                                          309,000           313,000           580,000           617,000
                                                                  -----------       -----------       -----------       -----------

Loss from operations                                                 (298,000)         (244,000)         (560,000)         (526,000)

Interest income, net                                                    3,000            25,000             7,000            62,000
Equity share of loss on investments, net                             (221,000)         (187,000)         (439,000)         (338,000)
Other income                                                             --             128,000            30,000           138,000
                                                                  -----------       -----------       -----------       -----------
Net loss                                                             (516,000)         (278,000)         (962,000)         (664,000)
Dividends                                                                --                --              (1,000)           (1,000)
                                                                  -----------       -----------       -----------       -----------
    Net loss attributable to Common Stock                         $  (516,000)      $  (278,000)      $  (963,000)      $  (665,000)
                                                                  ===========       ===========       ===========       ===========

     Basic and diluted net loss per common share                  $     (0.28)      $     (0.17)      $     (0.53)      $     (0.40)
                                                                  ===========       ===========       ===========       ===========

Weighted average common shares used to
compute basic and diluted net
loss per share                                                      1,833,000         1,670,500         1,833,000         1,670,500
                                                                  ===========       ===========       ===========       ===========

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                           Six Months Ended
                                                                                                               August 31,
                                                                                                    -------------------------------
                                                                                                       2002                2001
                                                                                                    -----------         -----------
Cash flows from operating activities:
  Net loss                                                                                          $  (962,000)        $  (664,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on investments                                                                                 439,000             338,000
    Loss from assets disposition                                                                           --                 6,000
    Depreciation and amortization                                                                         3,000              76,000
    Non-cash stock compensation                                                                          38,000              10,000
      Changes in assets and liabilities
        Accounts receivable                                                                              13,000             (23,000)
        Other current assets                                                                             (4,000)            (20,000)
        Accounts payable                                                                                 51,000             (18,000)
        Accrued liabilities                                                                             (64,000)           (132,000)
                                                                                                    -----------         -----------
            Net cash used in operations                                                                (486,000)           (427,000)
                                                                                                    -----------         -----------

Cash flows from investing activities:
  Capital expenditures                                                                                   (8,000)             (3,000)
  Proceeds from disposition of fixed assets                                                                --                 3,000
  Investment in S2 Technologies                                                                        (938,000)           (250,000)
                                                                                                    -----------         -----------
            Net cash used by investing activities                                                      (946,000)           (250,000)
                                                                                                    -----------         -----------

Cash flows from financing activities:
  Payment of dividends                                                                                   (1,000)             (1,000)
                                                                                                    -----------         -----------
            Net cash used in financing activities                                                        (1,000)             (1,000)
                                                                                                    -----------         -----------
Net decrease in cash and cash equivalents                                                            (1,433,000)           (678,000)
Cash and cash equivalents at beginning of period                                                      2,053,000           3,306,000
                                                                                                    -----------         -----------
Cash and cash equivalents at end of period                                                          $   620,000         $ 2,628,000
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

The financial information for the periods ended August 31, 2002 and 2001 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its subsidiary at August 31, 2002, and the results of their operations and cash flows for the three and six month periods ended August 31, 2002 and 2001.

The unaudited consolidated financial statements include the accounts of Oryx Technology Corp. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

We do not have sufficient capital to meet our anticipated working capital requirements through fiscal year 2003. We must raise additional capital through public or private financings or other arrangements in order to sustain our business. In addition, we did not meet the Nasdaq continued listing requirement of net tangible assets of $2 million or more for the quarter ended August 31, 2002. Consequently, our common stock is subject to delisting from the Nasdaq SmallCap Market and will be delisted unless we successfully petition Nasdaq for a waiver or deferral or otherwise come into compliance with this continued listing requirement. We are actively exploring financing opportunities, however, there can be no assurance that such transactions can be effected in time to meet our needs, if at all, or that any such transaction would be on terms acceptable to us or in the best interest of our stockholders. If we cannot raise additional capital, when needed and on acceptable terms, we will not be able to achieve our business objectives and continue as a going concern. As a result of these circumstances, our independent accountants' opinion with respect to our consolidated financial statements included in our Form 10-KSB for the year ended February 28, 2002 includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern.

NOTE 2 - LOSS PER SHARE

Basic and diluted earnings per share for the periods presented have been computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Due to the net losses from continuing operations incurred in fiscal 2002 and 2001, all common stock equivalents (options, warrants and preferred stock) outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share in fiscal 2002 or 2001. Anti-dilutive securities and common stock equivalents at August 31, 2002 which could be dilutive in future periods include common stock options to purchase 317,000 shares of common stock, warrants to purchase 149,000 shares of common stock, 3,750 shares of Series A preferred stock which may be converted into 4,400 shares of common stock and subsidiary stock options to purchase 14,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.

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

The Company's investment portfolio is comprised of early stage development companies that generate net losses, and it expects these losses to continue in the future. On a quarterly basis, the carrying value of the Company's ownership interest and advances in each of its portfolio companies is evaluated for possible impairment. In assessing the carrying value for each portfolio company, the achievement of financial plan objectives and milestones, overall market conditions for their products or services, assessment of competitive technologies and the ability to raise capital for future funding requirements is considered.

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

LOTS Technology ("LOTS") proprietary technology is a replacement product for the high-end magnetic media drives that can no longer keep pace with the growth in digital data storage. The company, which developed the technology with major funding from government contracts, plans to supply large-volume data storage systems to three broad markets of commercial and government customers, including general purpose computing, networked data storage, digital video and data acquisition system companies. The Company made a direct investment of $500,000 in LOTS and has received additional equity in the form of stock options for senior advisory services it has provided to LOTS. The Company has an approximate 6.5% equity ownership in LOTS. LOTS may do a second round of preferred stock financing, however, the Company will not participate in this financing and, as a result, the Company's ownership interest in LOTS will be diluted as a result of any such financing. As of April 2001, the Company had fulfilled its obligations under its management service agreement and is no longer providing any other services to LOTS. Based upon the adverse conditions of the private equity capital markets there is greater uncertainty concerning the outlook for privately funded companies and there can be no assurance that LOTS will be successful raising sufficient funding to support its current business model. The Company fully reserved its $500,000 investment in LOTS during the fourth quarter of fiscal 2001.

NetConversions, Inc, ("NetConversions") has developed a solution that incorporates an innovative approach to behavior profiling and promotions, allowing e-commerce managers maximum flexibility to change their website marketing. The product is a turnkey ASP solution that requires minimal client integration and engineering. The Company has provided a bridge loan of $100,000 to NetConversions that is convertible to equity at a discounted rate. The Company fully reserved its investment in NetConversion as of November 30, 2000 due to industry conditions and financing issues. In August 2001, NetConversions significantly curtailed its business operations.

In August 2000, through Oryx Ventures, the Company invested $500,000 in Series A Preferred of S2 Technologies, Inc. ("S2 Technologies"). In June 2001, the Company invested an additional $250,000 in a bridge loan to S2 Technologies, which was converted into Series B Preferred at the close of the Series B Preferred round in October. In October 2001, the Company participated in S2 Technologies' second round, Series B Preferred financing with an investment of $1,105,000, which included conversion of the $250,000 bridge loan and an investment of $855,000 in new funds. In March 2002, the Company invested an additional $938,000 in Series B Preferred issued by S2 Technologies.

The Company is also providing senior management advisory services in exchange for a cash fee and additional equity in S2 Technologies. S2 Technologies' focus is to provide value-added tools that address the development, integration and verification phases of embedded software. The goal of S2 Technologies' products is to increase software developers' and engineers' productivity and decrease the time it takes for their products to reach commercialization. S2 Technologies entered into beta agreements with LSI Logic and Emerson Electric Co. and released its first commercial product in March 2002. Sales to date have been lower than anticipated due to the difficult economic environment. Given the limited capital resources of S2 Technologies at the time the Company made its original investment, the Company began recognizing losses based upon the its pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing, the Company began recognizing losses on its investment in S2 Technologies based upon the Company's total equity ownership percentage (35.1%) in S2 Technologies. In March 2002, the Company made an additional investment of $938,000 in S2 Technologies for Series B Preferred Stock and the exercise of a warrant to acquire 466,666 shares of S2 Technologies Common Stock resulting in a cumulative investment in S2 Technologies of 43.3%, on a fully diluted basis. The investment loss with respect to the Company's investment in S2 Technologies consists of recognition of losses relating to the

Company's percentage ownership share of S2 Technologies. From the Company's original investment in August 2000 through its participation in the S2
Technologies Series B Financing in October 2001, the Company recognized approximately 71% of S2 Technologies' losses, which reflected the Company's percentage of total capital invested in S2 Technologies. Subsequent to the S2 Technologies Series B Preferred financing, based on the addition of new investors, the Company recognized 35% of S2 Technologies' losses, which reflects its percentage equity ownership in S2 Technologies. After the Company's additional investment in S2 Technologies Series B Preferred financing in March 31, 2002, the Company is recognizing 44.3% of S2 Technologies' losses. The price per share paid by the Company for the S2 Technologies stock was in excess of the per share value of the underlying equity in net assets of S2 Technologies resulting in goodwill of $897,000. This goodwill has been included in the Investment balance. Goodwill is not subject to amortization but, rather, is reviewed on a periodic basis for impairment. The Company has recognized losses attributable to its ownership of S2 Technologies of $1,510,000 as of August 31, 2002, which are included in loss on investments. At August 31, 2002, this investment value was $985,000.

S2 Technologies remains in the "development stage" and expects to continue to generate losses from operations until its products have achieved market acceptance and recurring sales with customers. Sales to date have been minimal and lower than expected, and therefore there can be no assurance that S2 Technologies will achieve these goals. Due to lower than expected sales, S2 Technologies will most likely require additional funding and there can be no assurance that such funding will be available, or if such funding is available, will be on terms which would be acceptable to S2 Technologies or beneficial to the Company's equity ownership interest in S2 Technologies. If S2 Technologies does not achieve higher level of sales or cannot obtain needed financing or such financing is dilutive to the Company's equity ownership interest in S2 Technologies, the Company's investment balance of $985,000 as of August 31, 2002 may become impaired.

The brother of the Company's Chief Financial Officer serves as Chief Executive Officer of S2 Technologies. The Company recognized $28,000 in management service fees from S2 Technologies during the three months ended August 31, 2002.

Summarized financial information for S2 Technologies, Inc. for the three and six months ended August 31, 2002 is as follows:

                                                                  At August 31,
                                                                      2002
                                                                  -----------
Current assets                                                    $ 1,346,000
Non-current assets                                                     59,000
Current liabilities                                                   140,000
Non-current liabilities                                                  --
Redeemable preferred stock                                          4,083,000
Stockholders Equity                                                (2,818,000)


                                            Three Months Ended  Six Months Ended
                                                August 31,         August 31,
                                                  2002              2002
                                                --------        ----------
Net Sales                                          2,000             2,000
Gross Profit                                       2,000             2,000
Loss from continuing operations                 (550,000)       (1,125,000)
Net loss                                        (547,000)       (1,120,000)


NOTE 5 - STOCKHOLDERS' EQUITY

Stock Split

On June 15, 2001, The Company's Board of Directors approved a one-for-ten reverse stock split of the Company's common stock. The reverse stock split took effect on June 19, 2001. All historical share and per share amounts presented in this Form 10-QSB have been restated to reflect this reverse stock split.

Warrants

During fiscal 2002, the Company entered into a seventeen and one half month marketing agreement with a third party for investor relations services. In July 2001, in consideration for the investor relations services provided to the Company by such third party, the Company issued two immediately exercisable fully vested warrants to purchase 25,000 shares of common stock each at an exercise price of $6.52 and $3.26 per share, respectively. These warrants expire five years from the date of issuance. The Company determined the fair value of these warrants to be $110,000, which was calculated using the Black-Scholes option pricing model on the date of grant. The fair value of the warrants is being expensed on a straight-line basis over the period in which the services are being performed. As of August 31, 2002, the Company has recorded $85,000 of expense related to these services, including $19,000 recorded this quarter.

In October 2001, the Company sold 162,338 shares of common stock to a group of accredited investors in a private placement, resulting in total proceeds of approximately $500,000. As part of this transaction, the Company issued to the investors five-year warrants to purchase in aggregate up to a maximum of 37,975 shares of the Company's common stock at an exercise price of $5.925 per share.

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

                                                                      Three Months Ended                    Six Months Ended
                                                                          August 31,                           August 31,
                                                                    2002               2001               2002            2001
                                                                 ---------         ---------          ---------        ----------
Revenues:
  Surgx                                                          $    --           $    --            $    --          $     --
  Oryx Ventures                                                     45,000            61,000             89,000           144,000
  Corporate                                                         12,000            48,000             24,000            83,000
                                                                 ---------         ---------          ---------        ----------
                                                                 $  57,000         $ 109,000          $ 113,000        $  227,000
                                                                 =========         =========          =========        ==========

Operating loss:
  Surgx                                                          $ (51,000)        $ (63,000)         $(108,000)       $ (164,000)
  Oryx Ventures                                                     (9,000)           (4,000)           (17,000)          (11,000)
  Corporate                                                       (238,000)         (177,000)          (435,000)         (351,000)
                                                                 ---------         ---------          ---------        ----------
                                                                 $(298,000)        $(244,000)         $(560,000)       $ (526,000)
                                                                 =========         =========          =========        ==========

Depreciation and amortization expense:
  Surgx                                                          $    --           $  60,000          $    --          $   96,000
  Corporate                                                          2,000             2,000              3,000             4,000
                                                                 ---------         ---------          ---------        ----------
                                                                 $   2,000         $  62,000          $   3,000        $  100,000
                                                                 =========         =========          =========        ==========



                                                                                                     At August 31,   At February 28,
                                                                                                         2002             2002
                                                                                                      ----------       ----------
Identifiable assets:
  Surgx                                                                                               $   10,000       $   80,000
  Oryx Ventures                                                                                        1,020,000          534,000
  Corporate                                                                                              789,000        2,143,000
                                                                                                      ----------       ----------
                                                                                                      $1,819,000       $2,757,000
                                                                                                      ==========       ==========

Loss on investments, net of $221,000 and $187,000 for the three month periods ended August 31, 2002 and 2001 relates to the Oryx Ventures segment representing losses on equity investments. Included in identifiable assets of Oryx Ventures at August 31, 2002 and February 28, 2002 are $985,000 and $520,000,
respectively, which represents the value of investments accounted for under the equity method (see note 4).

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

Business Segments

We are a technology licensing and investment and management services company with two primary focuses:

o collecting royalties for our SurgX technology from our SurgX licensees, Cooper Electronics Technologies, Inc. and IRISO Electronics Company, Ltd.; and

o maintaining our current portfolio of investments in technology start-up companies and providing management services primarily to one portfolio company, S2 Technologies, through our investment and management services company, Oryx Ventures, LLC.


SurgX Corporation

Business Overview

SurgX Corporation, or SurgX, is the subsidiary through which we license SurgX, our proprietary surge protection technology. The underlying technology developed by SurgX is currently licensed to two licensees, Cooper Bussmann, or Cooper Electronics Technologies, and IRISO Electronics Company, Ltd., or IRISO. Products manufactured by these licensees and utilizing SurgX's proprietary technology are targeted to be sold to original equipment manufacturers, or OEMs, and contract manufacturers in the computer, communication, and electronics industries to provide protection against electrostatic discharge, or ESD, events through discrete devices at the printed circuit board level.

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

Licensees

         Cooper Electronics Technologies

In fiscal year 1997, an exclusive worldwide, except for Japan, license was granted to Cooper Bussmann for the manufacture and marketing of surface mount and connector array components using SurgX technology. Cooper Bussmann is a leading manufacturer of fuses and its target market for products incorporating the SurgX technology is the electronics market. In consideration for this license, Cooper Bussmann paid us $750,000 in development funding, and, subject to terms of the license agreement, became obligated to pay royalties to us for approximately eleven years based upon Cooper Bussmann sales of SurgX surface mount components and connectors. In September of 1997, this license agreement was amended to extend its term to 20 years, expand Cooper Bussmann license rights for SurgTape for board-level ESD protection, and provide SurgX with a cash advance of $1.7 million, in the form of non-refundable minimum royalties to finance further the development and commercialization of SurgTape. At this time, SurgTape has not been commercialized and activities by SurgX to develop SurgTape for board-level ESD protection have been abandoned.

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

Cooper Bussmann had initially started manufacturing discrete components incorporating SurgX technology. In order to address the market requirements of high volume and low cost, which could not be achieved in Cooper Bussmann manufacturing facilities, Cooper Bussmann initiated an offshore manufacturing arrangement with an Asian based contract manufacturer. Based upon initial forecasts, this contract manufacturer's production capacity was initially sized to handle a monthly capacity of ten million units of Cooper Bussmann's 0805 products with the ability to scale capacity to handle anticipated increased demand for products incorporating SurgX technology; to date this increased demand has not materialized. During calendar 2001, due to slow market conditions in the electronics industry in general coupled with high levels of inventory, Cooper Electronics Technologies' contract manufacturer temporarily suspended manufacturing SurgX components, except for sample quantities of the new 0603 discrete component for evaluation and qualification purposes. In December 2001, Cooper Electronics Technologies' contract manufacturer resumed the manufacturing process starting with the new 0603 ESDA product, which was released in January 2002. The 0603 ESDA product continues to be sampled to customers manufacturing cellular devices, PDA's, set top boxes, DSL type equipment, and there is on going product evaluation at numerous OEMs, such as Motorola, (set top boxes, and high speed internet connection boards) several automotive suppliers in Europe, (antenna and global positioning systems) large Asian manufacturers such as Sharp, Aiwa, Panasonic, several European and Korean companies and others, worldwide. The 0603 product is gaining popularity with the designer community due to the high frequency performance and new pricing policies aimed at replacing other devices traditionally used for ESD protection. Cooper Bussmann has gained many design wins at large customers like Canon, Panasonic, Sanyo, Toshiba, Motorola, Siemens, Fujitsu and others like Sony are in process.

Due to the transfer of SurgX product manufacturing offshore by Cooper Bussmann and the reorganization of Cooper Electronics Technologies in fiscal 2000, sales of SurgX products by Cooper Electronics Technologies for fiscal 2001 were under three million units, which is substantially lower than previously anticipated. However, Cooper Electronics Technologies' restructuring of its manufacturing and other operations did improve its capacity to market our SurgX technology. SurgX technology has now been designed in products offered by more than thirty OEMs, and is also in active product evaluation with numerous OEMs, including several well known organizations. Due to the long lead times from design wins to production orders, competitive product substitutions and risk of cancellation of product programs, coupled with the recent significant downturn in the electronic components market these design wins have not resulted in significant sales of SurgX products.Sales of SurgX products in fiscal 2002 started out significantly lower than previously anticipated, with less than 18 million units shipped during fiscal 2002, partially due to the overall slowdown in the electronic industry and increased technical protection performance requirements demanded from customers that have yet to be achieved by our SurgX technology. The inability of our SurgX polymer technology to meet more stringent technical protection requirements of new integrated circuit devices and fiber optic amplifier components is the primary cause of the shortfall in expected sales. However, during the fourth calendar quarter of 2001, as a result of a shift in marketing strategy, Cooper Electronics Technologies received orders for over 22 million combined units of its older technology product, the 0805 discrete component, and its new 0603 ESDA product and 4line1206 array product. As of April 30, 2002, it had shipped substantially all units of the approximately 22 million units ordered. The sales prices of the devices are lower than expected primarily due to having to meet competitive pricing of traditional protection devices. However with the concentrated application engineering and marketing effort, Cooper Electronics Technologies has shipped over 30 million devices (combination of 0603, 0805, and 4 line array configurations) calendar year-to-date to various customers. The 0603 product alone accounted for several million units shipped year-to-date.

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

Cooper Electronics Technologies is working on new product development and has developed and introduced a four-line array product to address the requirements of the cellular market. In late calendar 2001, it completed the prototype phase and product validation testing of the 0603 discrete component package with better protection capability and lower trigger voltage and is in the process of prototype development, of a much smaller footprint component, a 0402 package style in addition to other smaller multi-line variants. The mass production version of the 0402 device is being developed with 2003 planned introduction. In addition, Cooper Electronics Technologies has identified the market requirements necessary to be able to participate in a more significant portion of the potential market for ESD type transient voltage protection devices. This high volume market will require significant electrical performance improvements to the liquid polymer which will require enhancements to the current polymer system to achieve much lower trigger and clamping voltage performance. However, there can be no assurance if, or at what level, Cooper Electronics Technologies will continue its development efforts. At present, the research and development efforts of Cooper Electronics Technologies are limited to activities designed to reduce the size or "footprint" of the SurgX products it sells. Cooper Electronics Technologies has informed us that unless it receives significant orders for its SurgX based products and/or finds other companies willing to share in SurgX development costs, it will significantly curtail or abandon all SurgX related development activities.

         In September 2001, due to disappointing sales results of Cooper Electronics Technologies' products incorporating SurgX technology, we began negotiations with Cooper Electronics Technologies to amend the exclusive license agreement to allow us to license our SurgX technology to other entities. Subsequently, Cooper Electronics Technologies did not make an additional $1 million royalty payment due September 15, 2002 to maintain its exclusive license to the SurgX technology. Therefore, the license granted to Cooper Electronics Technologies converted to a nonexclusive basis as of September 15, 2002. We are currently in initial discussions with two companies interested in licensing our SurgX technology. However, there can be no assurance that we will be successful in entering into license agreements for our SurgX technology on an acceptable commercial basis with other third parties.

         IRISO

In November 1997, IRISO, a manufacturer of high engineering connectors and precision metal pins for electronic equipment, made an investment of $500,000 in SurgX Corporation in exchange for an equity ownership interest of approximately three percent of the total outstanding shares of SurgX Corporation. In conjunction with this equity investment, IRISO received a fifteen-year co-license to manufacture and sell our SurgX technology exclusively in Japan for board level ESD protection. These products are marketed under the SurgX trademarks. In fiscal 1999, IRISO started volume production and sales of 0805 surface mount components. Sales in fiscal 2000 were minimal, with IRISO shipping production quantities to two major OEMs and in lesser amounts to five other customers. While shipments in fiscal 2001 and fiscal 2002 were up significantly, at approximately 12 million units for each year, these sales levels are much lower than initially forecasted. Sales of SurgX products by IRISO have been negatively affected by a significant downturn and continued weakness in the electronic components markets, predatory pricing pressures from competitors and by market requirements of improved ESD protection capabilities, which have not been yet achieved. IRISO is currently shipping to eight OEMs. Additionally, there are several customers currently evaluating IRISO products incorporating the SurgX technology. In fiscal 2001, IRISO paid Oryx $100,000 in licensing royalties for shipments during the year. In fiscal 2002, IRISO paid its minimum licensing royalty obligation of $200,000 for the royalty year ending September 2001

In fiscal 2000, IRISO launched a SurgX component in a standard passive component package style, its 0805 package. Current development efforts for future products are chip and network chip for optical devices and the next generation cellular phone. Electrical performance improvements of reduced clamp voltage (trigger voltage) and electrical shorting must be achieved to create additional sales opportunities. Without these improvements, we expect that IRISO's sales volume of products incorporating SurgX technology in the near term will only rise modestly.

In fiscal 2002 we transferred the manufacturing of SurgX liquid material to IRISO in Japan. Future liquid manufacturing enhancements and liquid development activities will be borne by IRISO with limited support for our internal development activities.

Market for SurgX Technology

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

SurgX is an over-voltage protection component, which is designed for extensive use on printed circuit boards. It addresses many of the same applications as diodes and some varistors. Like the varistors and the gas discharge tubes, SurgX is bipolar in nature, allowing a single SurgX component to replace two diode devices. The capacitance of SurgX devices is typically less than 1/4 picofarad, much lower than that of any of the standard overvoltage protection components it is intended to replace. SurgX devices have been measured to be usable at very high frequencies without interfering with signal transmission. The low capacitance is particularly important as the frequencies of today's electronics go beyond 2 Ghz. Over-voltage devices with capacitances greater than 10 pF interfere with megahertz signals. The slow response time of the gas discharge tubes prohibits their use for ESD protection of signal lines, even though they have the low capacitance required.

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

Though proven for performance and reliability, each of the traditional over-voltage protection technologies has only a narrow range of application. In addition, none achieves the desired combination of high speed, elevated power handling capability, low clamping voltage and low capacitance. Furthermore, present conventional devices and methodologies are expensive for use on all signal lines on a given circuit board. SurgX components are intended to address the low capacitance and low current leakage needs required for signal line protection in electronics.

Primary Market Segment

Our licensees, Cooper Electronics Technologies and IRISO, have sole responsibility for marketing products using our SurgX technology. The TVS protection function traditionally served by the discrete TVS diode is the primary market targeted by our licensees. This market in total was approximately $800 million in calendar 2001 and consists of two segments: the low energy high frequency ESD type protection where the SurgX device is optimal in its function and the much lower clamp (trigger voltage) application currently outside the SurgX specification area. Each of these segments generated approximately $400 million in total sales in calendar year 2001. This includes the ESD protection part of the varistor market. However, in order to fully participate in this segment, the SurgX device must be designed to be capable of lower trigger and clamp voltage and cycle capability, in addition to higher energy capacity to withstand higher transient pulses. Within these markets the most important use criteria tend to be cost. After cost, the trigger voltage, level of capacitance, response time, size, energy handling and leakage current are important criteria. It is the capacitance and leakage criteria on which the SurgX technology will initially compete. The low capacitance requirement of ESD protection devices in many circuit designs will provide the initial entry into the diode market segment. Our licensees are just beginning to participate in the low price, high volume diode market, since they had found it difficult to achieve product costs competitive with diodes or required electrical performance. However, the high volume, low-cost diode market may provide the most significant opportunity for our licensees and they are currently evaluating cost reduction and electrical enhancement initiatives to be able to compete more effectively in the high volume, low price diode market.

Product Development

The development requirements for the SurgX ESD devices include that for lower trigger/clamp voltage polymer to be able to protect the chip sets designed for new higher speed data protocols such as the USB2, IEEE1394 B(second generation Firewire), DVDI, and optical amplifier components. In addition, the device assemblies must include ever smaller footprint platforms and a variety of arrays for the handheld communications device platforms. Finally, the ESD suppression products must be reliable and repeatable through increasingly larger number of repeated pulses and possess high MTBF (Mean Time Between Failure) characteristics. The latter is a part of the ongoing development process by our licensee, Cooper Electronics Technologies.

Prior to fiscal year 2000, SurgX employees were dedicated to product development. SurgX's approach to the market consisted of two parallel product paths: on board-level ESD protection and on-chip ESD protection. During fiscal year 2000, all SurgX research and development efforts were transferred to Cooper Electronics Technologies. At present, the research and development efforts of Cooper Electronics Technologies are limited to activities designed to reduce the size or "footprint" of the SurgX products it sells. In fiscal 2002 we reinitiated limited SurgX liquid development activities to support our licensees in improving electrical performance of SurgX products. In order to continue our limited development activities we must generate additional funding for our research and development activities by successfully entering into new licenses for our SurgX technology.

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

LOTS Technology ("LOTS") proprietary technology is a replacement product for the high-end magnetic media drives that can no longer keep pace with the growth in digital data storage. The company, which developed the technology with major funding from government contracts, plans to supply large-volume data storage systems to three broad markets of commercial and government customers, including general purpose computing, networked data storage, digital video and data acquisition system companies. We made a direct investment of $500,000 in this company and have received additional equity in the form of stock options for our senior advisory services. Our total equity ownership in LOTS is approximately 6.5% of total equity outstanding. LOTS may do a second round of preferred stock financing, however, we will not participate in this financing and, as a result, our ownership interest in LOTS will be diluted as a result of such financing. As of April 2001, we had fulfilled our obligations under our management service agreement and are no longer providing any other services. Based upon the adverse conditions of the private equity capital markets, there is greater uncertainty concerning the outlook for privately funded companies and there can be no assurance that LOTS will successfully raise sufficient funding to support its current business model. We fully reserved our $500,000 investment in LOTS during the fourth quarter of fiscal 2001. At present, we do not have any reasonable expectation of recovering our original investment or any return thereon from LOTS.

NetConversions, Inc, ("NetConversions") has a solution that incorporates an innovative approach to behavior profiling and promotions, allowing e-commerce managers maximum flexibility to change their website marketing. The product is a turnkey ASP solution that requires minimal client integration and engineering. Oryx has provided a bridge loan of $100,000 to NetConversions that is convertible to equity at a discounted rate. We fully reserved our investment in NetConversion as of November 30, 2000 due to industry conditions and financing issues. In August 2001, NetConversions significantly curtailed its business operations. At present, we do not have any reasonable expectation of recovering our original investment or any return thereon from NetConversions.

In August 2000, through Oryx Ventures, we invested $500,000 in Series A Preferred of S2 Technologies. In June 2001, we invested an additional $250,000 in a bridge loan to S2 Technologies, which was converted into Series B Preferred at the close of the Series B Preferred round. In October 2001, we participated in S2 Technologies' second round, Series B Preferred financing with an investment of $1,105,000, which included conversion of the $250,000 bridge loan and an investment of $855,000 in new funds. In March 2002, we invested an additional $938,000 in Series B Preferred issued by S2 Technologies.

We are also providing senior management advisory services in exchange for additional equity in S2 Technologies. S2 Technologies' focus is to provide value-added tools that address the development, integration and verification phases of the embedded software. The goal is to increase software developers' and engineers' productivity and decrease the time it takes for their products to reach commercialization. S2 Technologies entered into beta agreements with LSI Logic and Emerson Electric Co. and released its first commercial product in March 2002. Sales to date have been minimal and are lower than anticipated primarily due to the depressed economic environment. Given the limited capital resources of S2 Technologies at the time we made our original investment, we began recognizing losses on our investment in S2 Technologies based upon our pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing, we are recognizing losses on our investment in S2
Technologies based upon our total equity ownership percentage in S2 Technologies. We have recognized losses attributable to our ownership of S2 Technologies of $1,510,000 as of August 31, 2002, which are included in loss on investments. At August 31, 2002, this investment value was $985,000 of which $897,000 is goodwill. For the quarter ended August 31, 2002 we evaluated the carrying value of our ownership interest in S2 Technologies for possible impairment. In our assessment, while S2 Technologies is behind in achievement of its financial plan objectives and milestones and overall market conditions for its products or services have delayed sales, we believe with the success of numerous evaluation engagements S2 Technologies will be able to raise capital in the future to meet its funding requirements and ,therefore, we did not record an impairment charge during the quarter ended August 31, 2002. However, if over the next three to six months, S2 Technologies does not show a sustained increase in sales and /or its expenses are not reduced, we will most likely record an impairment charge for our investment in S2 Technologies.

After our additional investment in S2 Technologies in March 2002, our total voting ownership of S2 Technologies is approximately 44.3%, and our total ownership, on a fully diluted basis, is approximately 43.3%.

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

         o the need to incur additional debt if we are unable to raise additional funds in the equity market; and

         o the significant risk associated with investment in small start-up companies, given a very unreceptive financing environment for such companies along with a general downturn in the overall economy.

We may not be able to successfully address these problems. Moreover, our future operating results will depend to a very large degree on the financial success of our portfolio companies and upon our ability to assist our portfolio companies in obtaining their follow-on financing, which, in light of current conditions in the capital markets for high-technology companies, is likely to be extremely difficult. In addition, all of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. To date, none of our portfolio companies have met their projected financial targets or provided any return to their investors. These investments have had a negative impact on our financial statements. At present, we are focusing our efforts on S2 Technologies. However, we may not be able to successfully develop S2 Technologies or any of our other portfolio companies and there can be no assurances that we will either recoup our investments or receive any return on our investment in any company in which we have invested.

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

Our portfolio companies as of August 31, 2002 were:

----------------------------- ---------------- ----------------- --------------------- --------------------------
Company                       Accounting       Date of Initial   Voting Ownership      Derivative Ownership
                              Method           Investment                              from Management Services

----------------------------- ---------------- ----------------- --------------------- --------------------------
Lots Technologies             Cost Method      July 7, 2000      2.2%                  4.4%
----------------------------- ---------------- ----------------- --------------------- --------------------------
S2 Technologies               Equity Method    July 20, 2000     44.3%                 1.2%
----------------------------- ---------------- ----------------- --------------------- --------------------------
Net
Conversions                   Cost Method      June 19, 2000     N/A                   0%
----------------------------- ---------------- ----------------- --------------------- --------------------------


Cost to  support  Oryx  Ventures  activities  are  primarily  related  to salary
expenses  associated  with  providing   management  services  to  our  portfolio
companies. As of August 31, 2002 there were three executives providing management services through Oryx Ventures to S2 Technologies. Currently, Oryx Ventures receives equity, fees or a combination of both as payment for providing management services to S2 Technologies and one other company, in which Oryx Ventures does not have an equity investment.

Results of Operations

For the quarter ended August 31, 2002, revenues decreased by $52,000 or 48% from $109,000 for the quarter ended August 31, 2001, to $57,000 ended for the quarter August 31, 2002. Revenues for the six months ended August 31, 2002 decreased $114,000 or 50% from $227,000 for the six months ended August 31, 2001 to $113,000 for the six months ended August 31, 2002. The decrease in revenue for the three and six month periods ended August 31, 2002 is primarily attributed to a decrease in royalties from licensing our Intragene technology and management services fees generated from Oryx Ventures. Future revenue will be based solely upon the successful sales, marketing, manufacturing and development efforts of our SurgX licensees and to a lesser extent Oryx Ventures' ability to charge fees for management services. To date, sales of SurgX products by our licensees are significantly lower than expected and there can be no assurances that sales of SurgX products will increase in the future, if at all. In addition, due to the lower than expected sales of SurgX products, there can be no assurances that our licensees will continue to invest in SurgX related sales, marketing and research and development activities.

The Company's gross profit decreased from $69,000 for the quarter ended August 31, 2001, to $11,000 for the quarter ended August 31, 2002, representing a decrease of $58,000 or 84%. Gross profit for the six months ended August 31, 2002 was $20,000 compared to $91,000 for the six months ended August 31, 2001, representing a decrease of $71,000 or 78%. The decrease in gross profit for the three and six months periods ended August 31, 2002 is primarily attributed to reduced Intragene royalty revenue and a decrease in management services fees generated from Oryx Ventures and

General and administrative expenses increased from $245,000 for the quarter ended August 31, 2001, to $259,000 for the quarter ended August 31, 2002, representing an increase of $14,000 or 6%. General and administrative expenses decreased by $26,000 or 5% from $498,000 for the six months ended August 31, 2001 to $472,000 for the six months ended August 31, 2002. The increased in general and administrative expenses during the three months ended August 31, 2002 is primarily attributed to the absence of a credit to expenses recorded last year as a result of updating accrued liabilities, an increase in salaries, travel expenses and Directors & Officers insurance expense partially offset by, a decrease in facilities expenses and investor relation expenses. The increase in salary and travel is primarily related to our CFO returning as a full time employee to provide management services at S2 Technologies. The decrease in facilities expenses is related to the relocation our offices to a smaller facility last year at the end of August 2001.The decrease in investor relation is primarily attributed to the absence of the cost related to our special stockholder meeting on June 2001.

The decreased in general and administrative expenses during the six months ended August 31, 2002 is primarily attributed to a decrease in facilities expenses related to the relocation our offices to a smaller facility last year at the end of August 2001and a refund received from the insurance carrier for previous legal expenses partially offset by an increase in salaries, Directors & Officers insurance expense and travel expenses. The salaries increase is due to reduced allocations of salaries expenses to cost of sales for management service fees and to our CFO returning as a full time employee. The increase in travel expenses is primarily attributed to management services to S2 Technologies.

The general and administrative expenses related to Oryx Ventures were $9,000 and $13,000 for the three and six month periods ended August 31, 2002, respectively, compared to $25,000 and $58,000 for the three and six month periods ended August 31, 2001. During the three and six month periods ended August 31, 2002, the Company recognized salary expenses of $46,000 and $40,000, respectively, as cost associated with the revenue generated from management services fees from Oryx Ventures. General and administrative expenses will remain at current levels since we are focusing our management efforts on S2 Technologies and not actively pursuing new opportunities to charge fees for management services through Oryx Ventures.

Research and development expenses decreased by $18,000 or 26% from $68,000 for the three months ended August 31, 2001 to $50,000 for the three months ended August 31, 2002. The decrease of research and development for the three months ended August 31, 2002 is primarily attributed to the absence of depreciation of equipment used primarily for research and development. Research and development expenses decreased by $11,000 or 9% from $119,000 for the six months ended August 31, 2001 to $108,000 for the six months ended August 31, 2002. This decrease is primary related to the absence of depreciation of equipment used primarily for research and development and to a decrease in SurgX's patent cost expenses, partially offset by an increase in salaries expense associated with our renewed, but limited, SurgX liquid development activities initiated in May 2001. Research and development expenditures will increase during the remaining of fiscal 2003, as we continue limited development activities related to performance improvements for our SurgX liquid technology.

Investment loss from Oryx Ventures' activities consists of recognition of losses relating to our percentage ownership share of S2 Technologies. From our original investment in August 2000 through our participation in the S2 Technologies Series B Financing in October 2001, we recognized approximately 71% of S2 Technologies' losses, which reflected our percentage of total capital invested in this company. Subsequent to the S2 Technologies Series B Preferred financing, based on the addition of new investors, Oryx recognized 35% of S2 Technologies' losses that reflects Oryx's percentage of equity ownership in S2 Technologies. After our additional investment in S2 Technologies Series B Preferred financing in March 31, 2002, Oryx is recognizing 44.3% of S2 Technologies' losses. Investment loss from Oryx Ventures activities were $221,000 and $439,000 for the three and six month periods ended August 31, 2002, respectively, compared to $187,000 and $338,000 for the three and six month periods ended August 31, 2001. The increase in investment loss was due to greater losses from S2 Technologies, as its expenses increase in anticipation of it first commercial release. At August 2002 the carrying value of our S2 Technologies investment was $ 985,000 of which $897,000 was classified as goodwill. Goodwill is not subject to amortization but, rather, is reviewed on a periodic basis for impairment and as of August 31, 2002 we concluded that an impairment charge was not required. However, if S2 Technologies does not achieve its business objectives or cannot obtain needed financing, Oryx's goodwill balance of $897,000 as of August 31, 2002 may become impaired.

Interest income decreased by $22,000 or 88% from $25,000 for the three months ended August 31, 2001 to $3,000 for the three months ended August 31, 2002. Interest income decreased from

$62,000 in the six months ended August 31, 2001, to $7,000 for the six months ended August 31, 2002, representing a decrease of $55,000 or 89%. The decrease is mainly attributable to lower balances of cash and cash equivalent and lower effective interest rates.

The Company recorded no other income during this quarter ended August 31, 2002, compared to $128,000 recorded in the three months ended August 31, 2001. This income was primarily related to adjustments to reserves in accrued liabilities as a result of a management assessment as of August 31, 2001 and to equipment rental income. The Company recorded $30,000 and $138,000 for the six month periods ending August 31, 2002 and 2001, respectively.

Liquidity and Capital Resources

Working capital decreased by $1,395,000 from a surplus of $2,025,000 at February 28, 2002 to a surplus of $630,000 at August 31, 2002. Cash and cash equivalents decreased by $1,433,000 from $2,053,000 at February 28, 2002 to $620,000 at
August 31, 2002. This decrease in cash and cash equivalents for the three months ended August 31, 2002 is primarily due to our investment of $938,000 in S2 Technologies' Series B Preferred Stock financing and from net losses from operations.

We do not have sufficient capital to meet our anticipated working capital requirements through fiscal year 2003. We must raise additional capital through public or private financings or other arrangements in order to have sufficient cash to continue our business operations. We currently estimate that we will have to cease operations if we do not raise additional funding on or before March 2003. In addition, for the quarter ended August 2002 we have fallen below Nasdaq's minimum tangible net worth listing requirements to maintain our listing on the Nasdaq SmallCap Market. We are actively exploring financing opportunities however, there can be no assurance that we will be successful in raising any additional funding at all or in time to meet our financial needs or that any such funding would be on terms acceptable to us or in the best interest of our stockholders. If we cannot raise additional capital on or before March 2003 on acceptable terms, we will not be able to achieve our business objectives and continue as a going concern. As a result of these circumstances, our independent accountants' opinion with respect to our consolidated financial statements included in our Form 10-KSB for the year ended February 28, 2002 includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern.

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

As of August 31, 2002, we had an accumulated deficit of approximately $24.6 million. We incurred net losses of approximately $1.5 million for the fiscal year ended February 28, 2002 and $2.1 million for fiscal 2001. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher royalty fees to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to generate higher royalty fees, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline. We must raise additional capital no later than March 2003 to continue our business operations.

Our corporate restructuring strategy from an operating company to a technology licensing and investment and management services company may not be successful.

During fiscal years 1998 and 1999 we disposed of substantially all of our operating businesses and we are now a licensing and investment management services entity, with our primary source of income deriving from royalties from our SurgX technology licensed to Cooper Electronics Technologies and IRISO. In the course of selling various business units, we disposed of operations, which had accounted for substantially all of our revenues. While we believe that this downsizing has substantially reduced our losses and enabled us to focus on key strategic businesses, the actual impact cannot be certain. In the absence of increased sales of products incorporating our SurgX technology by our licensees and/or investment returns from our portfolio companies, which have not yet materialized, such restructuring has sharply reduced our revenues without creating opportunities to offset equally the lost revenues.

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

We have shifted the strategic focus of our business from an operating business exploiting our own developed technologies to a licensing and investment and management services business where we intend to use the royalty revenues from our licensed SurgX technology to fund investments in start-up technology companies. However, due to lower than expected royalty payments received by us from licensing our SurgX technology, we have not made additional investments beyond the three portfolio companies we currently have invested in. This investment strategy involves a number of special risks, including:

         o        increased  operating  expenses to support  investment  in Oryx
                  Ventures;

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

         o        the need to incur  additional  debt if we are  unable to raise
                  additional   funds  in  the  equity   market  to  support  our
                  investment strategy; and

         o the significant risk associated with investment in small start-up companies, given a very unreceptive financing environment for such companies along with a general downturn in the overall economy.

We may not be able to successfully address these problems. Moreover, our future operating results will depend to a very large degree on the financial success of our portfolio companies and upon our ability to assist our portfolio companies in their follow-on financing. In addition, all of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. To date, none of our portfolio companies have met their projected financial targets or provided any return to their investors. These investments will have a negative impact on our financial statements, as they have had in the past. Further, we have written down the value of our investment in LOTS and Net Conversions to zero, and, at present, our primary focus is our investment in S2 Technologies. As of August 31, 2002, we had invested approximately a total of $2.5 million in S2 Technologies, however, the book value of our investment in S2 Technologies is only $985,000 as of August 31, 2002, given our equity method share of S2 Technologies' substantial losses. We may not be able to successfully develop S2 Technologies or any of our other portfolio companies and there can be no assurance that we will either recoup our investments or receive any return on our investment in any company

We are dependent on the licensees of our SurgX technology for substantially all of our revenues.

Our future royalties from the licenses of our SurgX technology are based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees.

While the license agreements for our SurgX technology contain minimum annual royalty payment requirements for the licensees to maintain their exclusive rights, there can be no assurance that the licensees will pay the minimum royalty or that these minimum payments will provide enough revenue to continue to support our operations. In the case of Cooper Electronics Technologies, minimum royalty payments through June 2001 have already been satisfied to maintain exclusivity. However, Cooper Electronics Technologies did not make a $1 million royalty payment due on September 15, 2002 to maintain exclusivity and, at such time, its license of our SurgX technology became non-exclusive. To date, Cooper Electronics Technologies and IRISO have shipped only limited quantities of products incorporating SurgX technology to customers and there can be no assurances that either of these licensees will ever achieve any significant sales revenue for SurgX products. Further, there can be no assurances that Cooper Electronics Technologies or IRISO will continue their respective licenses with us. In the event that either licensee terminates its license with us, we would suffer a material adverse impact on our business and financial condition.

We may not be able to raise sufficient funds to finance our internal operations or investments by Oryx Ventures.

At present, our primary sources of revenue are from licensing royalties payable by the licensees of our SurgX technology and, to a lesser extent, management service fees from Oryx Ventures. However, currently we do not have sufficient funds to finance our proposed strategy of seeking investments in or acquisitions of new technologies. We anticipate, based on management's internal forecasts and assumptions relating to our operations, that we will need to raise additional capital to satisfy our contemplated cash requirements on or before March 2003. However, unless our existing licensees increase sales of SurgX products which results in increased royalty revenue to us or we are successful in contracting with new licensees who generate sales and royalty revenue for us, we will not have sufficient cash generated from operations to continue our business in the period starting March 2003. In light of these circumstances we are in the process of evaluating alternative methods of financing. As a result of these circumstances, our independent accountants' opinion with respect to our consolidated financial statements statements included in our Form 10-KSB for the year ended February 28, 2002 includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern.

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

Our investment securities currently comprise more than 40% of our assets and this may require us to attempt to reduce our investment securities as a percentage of our total assets. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we sell investment securities, we may sell them sooner than we otherwise would. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

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

We rely substantially on our licensees for research and development in connection with our SurgX technology.

The development, design and manufacture of technology constantly undergo rapid and significant change. We rely on our licensees, Cooper Electronics Technologies and IRISO, for technological improvements to the SurgX technology. At present, we provide only limited research and development support for our SurgX technology. Our success will depend upon our licensees' ability to maintain a competitive position with respect to our proprietary and other enhanced technology and to continue to attract and retain qualified personnel in all phases of our licensees' operations. Our business is, to a large degree, dependent upon enhancements to the SurgX technology. Critical to our success and future profitability will be the capacity of our licensees to improve this technology. Product development and enhancement involve substantial research and development expenditures and a high degree of risk, and there is no assurance that these product development efforts will be successful, will be accepted by the market, or that such development efforts can be completed on a cost-effective or timely basis, or that there will be sufficient funds to support development efforts. There can be no assurance that future technological developments by other companies will not render existing or proposed SurgX products uneconomical or obsolete. Furthermore, there can be no assurance that our licensees will continue any research and development activities with respect to our SurgX technology or that, without funding from current or any future licensees, we will have the financial capacity to support any research and development activities with respect to SurgX technology internally. In September 2001, Cooper Electronics Technologies informed the Company that unless it receives significant orders for its SurgX based products and/or finds other companies willing to share in SurgX development costs, it will significantly curtail or abandon all SurgX related development activities. To date, Cooper Electronics Technologies have not received significant orders for SurgX products. While they have not abandoned development activities, there can be no assurances they will continue any development activities in the future. Without the financial support of licensees of our SurgX technology, we will not have the financial capacity to support and conduct SurgX research and development activities. There can be no assurance that we will receive such support from our licensees.

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

Our expense levels are based in part on our expectations of minimum future royalty revenues and, in particular, increased shipments of SurgX products by Cooper Electronics Technologies and IRISO. We may be unable to adjust spending in a timely manner to compensate for any delay in product development or revenue shortfall. The absence of increases in demand for products using our SurgX technology or delays in acceptance of products using SurgX technology would have a material adverse effect on our operating results.

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

We rely on our licensees, Cooper Electronics Technologies and IRISO, substantially for research and development and exclusively for manufacturing of products incorporating our SurgX technology. At present, we do not support manufacturing activities internally and provide only limited support for SurgX research and development. Our business is significantly dependent upon enhancement and increasing sales of products incorporating the SurgX technology. Such activities involve substantial expenditures and a high degree of risk. At present, we do not have the financial resources, personnel or facilities to support or manufacture products incorporating the SurgX technology. If either Cooper Bussmann or IRISO choose to terminate their license agreement with us, we would not be able to support products incorporating the SurgX technology and the market position of SurgX products as well as our financial results would be materially adversely affected.

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

Oryx did not meet the Nasdaq continued listing requirement of net tangible assets of $2 million for the quarter ended August 31, 2002. Consequently, our common stock is subject to delisting from the Nasdaq SmallCap Market and will be delisted unless we successfully petition Nasdaq for a waiver or deferral or otherwise come into compliance with this continued listing requirement. If our common stock is delisted, it will be traded on the OTC Bulletin Board and Oryx may be subject to the "penny stock" rules promulgated by the SEC. Delisting of our common stock from the Nasdaq

SmallCap Market will likely make it more difficult to trade shares of Oryx common stock and for Oryx to raise funds through an issuance of its stock.

In order to maintain our listing on the Nasdaq SmallCap Market, subject to a waiver or deferral from Nasdaq, of which there can no assurance, we will have to raise additional equity. Currently, we are actively persuing raising additional funds to support our operational needs, but not at a level which would bring us in compliance with the Nasdaq stockholders' equity requirement. There can be no assurances that we will be able to raise additional equity on favorable terms, in a timely manner, or at all.

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

As a result of various other transactions previously entered by us, as of August 31, 2002, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 470,400 shares of common stock. This represents significant additional potential dilution for our existing stockholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these convertible securities, there may be further dilution based on the price at which we issue other securities in the future.

Item 3.   Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-QSB.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

                                     PART II

                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)

         Exhibit 99.1 Certification of Philip J. Micciche, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

         Exhibit 99.2 Certification of Mitchel Underseth, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)      Reports on Form 8-K

         The Company did not filed any Report on Form 8-K during the quarter ended August 31, 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ORYX TECHNOLOGY CORP.

   Dated:  October 15, 2002               By: /s/ Philip J. Micciche
                                              ----------------------------------
                                              Philip J. Micciche
                                              President, Chief Executive Officer
                                              and Director (Principal Executive
                                              Officer)



                                          By: /s/ Mitchel Underseth
                                              ----------------------------------
                                              Mitchel Underseth
                                              Chief Financial Officer and
                                              Director (Principal Financial and
                                              Accounting Officer)


         I, Philip J. Micciche, certify that:

1. I have  reviewed  this  quarterly  report on Form  10-QSB of Oryx  Technology
Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

                                                       /s/ Philip J. Micciche
                                                       -------------------------
                                                       Philip J. Micciche
                                                       Chief Executive Officer


         I, Mitchel Underseth, certify that:

1. I have  reviewed  this  quarterly  report on Form  10-QSB of Oryx  Technology
Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 15, 2002
                                                       /s/ Mitchel Underseth
                                                       -------------------------
                                                       Mitchel Underseth
                                                       Chief Financial Officer