Form 10QSB
period 2002-11-30
ORYX TECHNOLOGY CORP
filed 2003-01-15
CIK 915355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)
-------
           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
X          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002.
-------

                                       OR


-------
           TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.
-------


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

                                  Yes X No ___


The number of shares outstanding of the issuer's Common Stock as of November 30, 2002 was 1,832,834.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents





PART I.  FINANCIAL INFORMATION
                                                                            Page

Item 1.  Financial Statements ................................................3

Item 2.  Management's Discussion and Analysis or Plan of Operation...........13

Item 3.  Controls and Procedures.............................................34


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K....................................35

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

              Assets                                            November 30,   February 28,
                                                                   2002            2002
                                                                ------------   ------------
Current assets:
  Cash and cash equivalents                                     $    572,000   $  2,053,000
  Accounts receivable, net of allowance for doubtful
    accounts of $34,000                                               15,000         14,000
  Other current assets                                               110,000        164,000
                                                                ------------   ------------
    Total current assets                                             697,000      2,231,000

Property and equipment, net                                            9,000          6,000
Investments                                                          440,000        520,000
                                                                ------------   ------------
                                                                $  1,146,000   $  2,757,000
                                                                ============   ============

              Liabilities, Mandatorily Redeemable Convertible
                  Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable                                              $     38,000   $     10,000
  Accrued liabilities                                                144,000        196,000
                                                                ------------   ------------
    Total current liabilities                                        182,000        206,000


Series A 2% mandatorily redeemable convertible Preferred Stock
    $0.001 par value; 3,000,000 shares authorized;
    3,750 shares issued and outstanding                               89,000         89,000

Stockholders' equity:
  Common Stock, $0.001 par value; 25,000,000 shares
    authorized; 1,832,834 issued and outstanding                      18,000         18,000
Additional paid-in capital                                        26,190,000     26,133,000
Accumulated deficit                                              (25,333,000)   (23,689,000)
                                                                ------------   ------------
      Total stockholders' equity                                     875,000      2,462,000
                                                                ------------   ------------
                                                                $  1,146,000   $  2,757,000
                                                                ============   ============

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                      Three Months Ended          Nine Months Ended
                                                          November 30,               November 30,
                                                  -------------------------   -------------------------
                                                      2002          2001         2002          2001
                                                  -----------   -----------   -----------   -----------
Revenue:
  Services                                        $    41,000   $    52,000   $   130,000   $   196,000
  Other                                               217,000       246,000       241,000       329,000
                                                  -----------   -----------   -----------   -----------
                                                      258,000       298,000       371,000       525,000
                                                  -----------   -----------   -----------   -----------
Cost of Revenue:
   Services                                            39,000        36,000       132,000       133,000
   Other                                                 --            --            --          39,000
                                                  -----------   -----------   -----------   -----------
                                                       39,000        36,000       132,000       172,000
                                                  -----------   -----------   -----------   -----------
    Gross profit                                      219,000       262,000       239,000       353,000
                                                  -----------   -----------   -----------   -----------
Operating expenses:
   General and administrative                         317,000       307,000       789,000       805,000
   Research and development                            52,000        76,000       160,000       195,000
                                                  -----------   -----------   -----------   -----------
    Total operating expenses                          369,000       383,000       949,000     1,000,000
                                                  -----------   -----------   -----------   -----------

Loss from operations                                 (150,000)     (121,000)     (710,000)     (647,000)

Interest income, net                                    1,000        16,000         8,000        78,000
Equity share of loss on investments, net              (74,000)     (186,000)     (513,000)     (524,000)
Goodwill impairment                                  (457,000)         --        (457,000)         --
Other income                                             --          29,000        30,000       167,000
                                                  -----------   -----------   -----------   -----------
Net loss                                             (680,000)     (262,000)   (1,642,000)     (926,000)
Dividends                                              (1,000)       (1,000)       (2,000)       (2,000)
                                                  -----------   -----------   -----------   -----------
    Net loss attributable to Common Stock         $  (681,000)  $  (263,000)  $(1,644,000)  $  (928,000)
                                                  ===========   ===========   ===========   ===========

     Basic and diluted net loss per common share  $     (0.37)  $     (0.15)  $     (0.90)  $     (0.55)
                                                  ===========   ===========   ===========   ===========

 Weighted average common shares used to
 compute basic and diluted net loss per share       1,833,000     1,724,000     1,833,000     1,688,000
                                                  ===========   ===========   ===========   ===========

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                     November 30,
                                                                                   2002         2001
                                                                               -----------   -----------
Cash flows from operating activities:
  Net loss                                                                     $(1,642,000)  $  (926,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on investments                                                            513,000       524,000
    Goodwill impairment                                                            457,000          --
    Loss from assets disposition                                                      --           6,000
    Depreciation and amortization                                                    5,000       102,000
    Provisions for doubtful accounts receivable                                                   34,000
    Non-cash stock compensation                                                     57,000        29,000
      Changes in assets and liabilities
        Accounts receivable                                                         47,000       (20,000)
        Other current assets                                                        54,000         4,000
        Other assets                                                                  --           1,000
        Accounts payable                                                            28,000        (2,000)
        Accrued liabilities                                                        (52,000)     (168,000)
                                                                               -----------   -----------
            Net cash used in operations                                           (533,000)     (416,000)
                                                                               -----------   -----------

Cash flows from investing activities:
  Capital expenditures                                                              (8,000)       (3,000)
  Proceeds from disposition of fixed assets                                           --           3,000
  Investment in S2 Technologies                                                   (938,000)   (1,105,000)
                                                                               -----------   -----------
            Net cash used by investing activities                                 (946,000)   (1,105,000)
                                                                               -----------   -----------

Cash flows from financing activities:
  Proceeds from sale of Common Stock                                                  --         499,000
  Payment of dividends                                                              (2,000)       (2,000)
                                                                               -----------   -----------
            Net cash used in financing activities                                   (2,000)      497,000
                                                                               -----------   -----------
Net decrease in cash and cash equivalents                                       (1,481,000)   (1,024,000)
Cash and cash equivalents at beginning of period                                 2,053,000     3,306,000
                                                                               -----------   -----------
Cash and cash equivalents at end of period                                     $   572,000   $ 2,282,000
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

The financial information for the periods ended November 30, 2002 and 2001 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its subsidiary at November 30, 2002, and the results of their operations and cash flows for the three and nine month periods ended November 30, 2002 and 2001.

The unaudited consolidated financial statements include the accounts of Oryx Technology Corp. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The Company does not have sufficient capital to meet its anticipated working capital requirements through fiscal year 2004. The Company must raise additional capital through public or private financings or other arrangements in order to sustain its business. In addition, the Company did not meet Nasdaq's minimum stockholders' equity requirement for the quarter ended November 30, 2002. Consequently, the Company's common stock is subject to delisting from the Nasdaq SmallCap Market and will be delisted after January 9, 2003 unless the Company is successful in a scheduled hearing before a Nasdaq Listing Qualification Panel to request continued listing. If the Company is not successful in its appeal, its common stock will trade on the OTC Bulletin Board. The Company is actively exploring financing opportunities, however, there can be no assurance that such transactions can be effected in time to meet the Company's needs, if at all, or that any such transaction would be on terms acceptable to the Company or in the best interest of the Company's stockholders. If the Company cannot raise additional capital, when needed and on acceptable terms, it will not be able to achieve its business objectives and continue as a going concern. As a result of these circumstances, the Company's independent accountants' opinion with respect to our consolidated financial statements included in our Form 10-KSB for the year ended February 28, 2002 includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 2 - LOSS PER SHARE


Basic and diluted earnings per share for the periods presented have been computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Due to the net losses from continuing operations incurred in fiscal 2002 and 2001, all common stock equivalents (options, warrants and preferred stock) outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share in fiscal 2002 or 2001. Anti-dilutive securities and common stock equivalents at November 30, 2002 which could be dilutive in future periods include common stock options to purchase 317,000 shares of common stock, warrants to purchase 149,000 shares of common stock, 3,750 shares of Series A preferred stock which may be converted into 4,400 shares of common stock and subsidiary stock options to purchase 14,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.



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

The Company is also providing senior management advisory services in exchange for a cash fee and additional equity in S2 Technologies. S2 Technologies' focus is to provide value-added tools that address the integration and verification phases of embedded software. The goal of S2 Technologies' products is to increase software developers' and engineers' productivity and decrease the time it takes for their products to reach commercialization. S2 Technologies entered into beta agreements with LSI Logic and Emerson Electric Co. and released its first commercial product in March 2002. Sales to date have been lower than anticipated due to the difficult economic environment. Given the limited capital resources of S2 Technologies at the time the Company made its original investment, the Company began recognizing losses based upon the its pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing, the Company began recognizing losses on its investment in S2 Technologies based upon the Company's total equity ownership percentage (35.1%) in S2 Technologies. In March 2002, the Company made an additional investment of $938,000 in S2 Technologies for Series B Preferred Stock and the exercise of a warrant to acquire 466,666 shares of S2 Technologies Common Stock resulting in a cumulative investment in S2 Technologies of 43.3%, on a fully diluted basis.

Holders of Series A Preferred Stock and B Preferred Stock have voting rights consistent with the voting rights of common stockholders and such voting rights are considered in the calculation of the Company's ownership in S2 Technologies. The investment loss with respect to the Company's investment in S2 Technologies consists of recognition of losses relating to the Company's percentage ownership share of S2 Technologies and impairment of goodwill. From the Company's original investment in August 2000 through its participation in the S2 Technologies Series B Financing in October 2001, the Company recognized approximately 71% of S2 Technologies' losses, which reflected the Company's percentage of total capital invested in S2 Technologies. Subsequent to the S2 Technologies Series B Preferred financing, based on the addition of new investors, the Company recognized 35% of S2 Technologies' losses, which reflects its percentage equity ownership in S2 Technologies. After the Company's additional investment in S2 Technologies Series B Preferred financing in March 31, 2002, the Company is recognizing 44.3% of S2 Technologies' losses. The price per share paid by the Company for the S2 Technologies stock was in excess of the per share value of the underlying equity in net assets of S2 Technologies resulting in goodwill of $897,000. This goodwill has been included in the Investment balance. Goodwill is not subject to amortization but, rather, is reviewed on a periodic basis for impairment. The Company discontinued applying the equity method because its investment in S2 Technologies was reduced to zero. The Company will resume applying the equity method only after its share of net income equals the share of net losses not recognized during the period the equity method was suspended. The Company has recognized losses attributable to its ownership of S2
Technologies of $1,584,000 which are included in loss on investments, and goodwill impairment losses of $457,000 as of November 30, 2002. At November 30, 2002, the carrying value of the Company's investment in S2 Technologies was $440,000 which represents the remaining goodwill balance.

S2 Technologies remains in the "development stage" and expects to continue to generate losses from operations until its products have achieved market acceptance and recurring sales with customers. Sales to date have been minimal and lower than expected, and therefore there can be no assurance that S2 Technologies will achieve these goals. Due to lower than expected sales, S2 Technologies will most likely require additional funding and there can be no assurance that such funding will be available, or if such funding is available, will be on terms which would be acceptable to S2 Technologies or beneficial to the Company's equity ownership interest in S2 Technologies. As a result of S2 Technologies not meeting certain milestones established during the prior quarter, the Company recorded a loss of $457,000 for goodwill impairment for the quarter ending November 30, 2002. The method to determine the goodwill impairment loss was based upon Oryx's prorata share of S2 Technologies' net realizable value, which consists primarily of net available cash at November 30, 2002. If S2 Technologies does not achieve higher level of sales or cannot obtain needed financing or such financing is dilutive to the Company's equity ownership interest in S2 Technologies, the Company's investment balance of $440,000 as of November 30, 2002 may be subject to additional impairment charges.

Mark Underseth, Chief Executive Officer of S2 Technologies, is the brother of Mitchel Underseth, who was the Chief Financial Officer of Oryx until November 30, 2002. Mitchel Underseth did not participate in Oryx's due diligence or negotiations with respect to Oryx's investments in S2 Technologies and abstained from voting or discussion when the Oryx Board of Directors considered this matter. The Company recognized $27,000 in management service fees from S2 Technologies during the three months ended November 30, 2002.

Summarized financial information for S2 Technologies for the three and nine months ended November 30, 2002 is as follows:

                                                                                  At November 30, 2002
                                                                               ---------------------------

Current assets                                                                                  $ 917,000
Non-current assets                                                                                 53,000
Current liabilities                                                                               150,000
Non-current liabilities                                                                                --
Redeemable preferred stock                                                                      4,083,000
Stockholders Equity                                                                            (3,263,000)

                                                        Three Months Ended          Nine Months Ended
                                                        November 30, 2002           November 30, 2002
                                                   -------------------------------------------------------

Net Sales                                                               17,000                     19,000
Gross Profit                                                            17,000                     19,000
Loss from continuing operations                                       (450,000)                (1,575,000)
Net loss                                                              (448,000)                (1,568,000)


NOTE 5 - STOCKHOLDERS' EQUITY

Stock Split

On June 15, 2001, the Company's Board of Directors approved a one-for-ten reverse stock split of the Company's common stock. The reverse stock split took effect on June 19, 2001. All historical share and per share amounts presented in this Form 10-QSB have been restated to reflect this reverse stock split.

Warrants

During fiscal 2002, the Company entered into a seventeen and one half month marketing agreement with a third party for investor relations services. In July 2001, in consideration for the investor relations services provided to the Company by such third party, the Company issued two immediately exercisable fully vested warrants to purchase 25,000 shares of common stock each at an exercise price of $6.52 and $3.26 per share, respectively. These warrants expire five years from the date of issuance. The Company determined the fair value of these warrants to be $110,000, which was calculated using the Black-Scholes option pricing model on the date of grant. The fair value of the warrants is being expensed on a straight-line basis over the period in which the services are being performed. As of November 30, 2002, the Company has recorded $104,000 of expense related to these services, including $19,000 recorded this quarter.

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

                                           Three Months Ended     Nine Months Ended
                                              November 30,          November 30,
                                           2002        2001       2002        2001
                                        ---------   ---------   ---------   ---------
Revenues:
  Surgx                                 $ 136,000   $ 200,000   $ 136,000   $ 200,000
  Oryx Ventures                            41,000      52,000     130,000     196,000
  Corporate                                81,000      46,000     105,000     129,000
                                        ---------   ---------   ---------   ---------
                                        $ 258,000   $ 298,000   $ 371,000   $ 525,000
                                        =========   =========   =========   =========

Operating loss:
  Surgx                                 $  83,000   $ 124,000   $ (25,000)  $ (40,000)
  Oryx Ventures                            (4,000)    (47,000)    (21,000)    (58,000)
  Corporate                              (229,000)   (198,000)   (664,000)   (549,000)
                                        ---------   ---------   ---------   ---------
                                        $(150,000)  $(121,000)  $(710,000)  $(647,000)
                                        =========   =========   =========   =========

Depreciation and amortization expense:
  Surgx                                 $    --     $  24,000   $    --     $  96,000
  Corporate                                 2,000       2,000       5,000       6,000
                                        ---------   ---------   ---------   ---------
                                        $   2,000   $  26,000   $   5,000   $ 102,000
                                        =========   =========   =========   =========

                                                        At November 30,    At February 28,
                                                             2002               2002
                                                          ----------         ----------

Identifiable assets:
  Surgx                                                   $     --           $   80,000
  Oryx Ventures                                              455,000            534,000
  Corporate                                                  691,000          2,143,000
                                                          ----------         ----------
                                                          $1,146,000         $2,757,000
                                                          ==========         ==========


Loss on investments, net of $74,000 and $186,000 for the three month periods ended November 30, 2002 and 2001 and goodwill impairment loss of $457,000 relate to the Oryx Ventures segment representing losses on equity investments. Included in identifiable assets of Oryx Ventures at November 30, 2002 and February 28, 2002 are $440,000 and $520,000, respectively, which represents the value of investments accounted for under the equity method (see note 4).

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 145

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement
4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. SFAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, SFAS 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13 although early adoption is permitted. The Company does not expect the implementation of this standard to have a material impact on the Company's results of operations.

SFAS 146

On June 28, the Financial Accounting Standards Board (FASB) adopted FASB Statement No. 146 (SFAS 146), Accounting for Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging
Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of FAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. The Company does not expect the implementation of this standard to have a material impact on the Company's results of operations.

NOTE 8 - SUBSEQUENT EVENT

The Company has not been in compliance with the Nasdaq SmallCap Market minimum stockholders' equity requirement for continued listing since August 31, 2002. On January 10, 2003, the Company's stock was delisted from The Nasdaq SmallCap Market and is now traded on the OTC Bulletin Board.

Item 2. Management's Discussion and Analysis or Plan of Operations

This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended February 28, 2002. As used herein, "we", "our", "us" and the like refer to Oryx Technology Corp.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions by our licensees, success of research and development efforts by our licensees, customer acceptance of new products and the performance of companies we invest in. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, dependence upon our licensees for the commercial success of our products, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, lack of success in technological advancement, our ability to retain key executives, adverse capital markets and other business conditions that may negatively affect companies we have invested in and other factors.

All investors should carefully read the Form 10-KSB together with this Form 10-QSB, and consider all such risks before making an investment decision with respect to the Company's stock.


Business Segments


We are a technology licensing and investment and management services company with two primary focuses:

o collecting royalties for our SurgX technology from our SurgX licensees, Cooper Electronics Technologies, Inc. and IRISO Electronics Company, Ltd.; and

o maintaining our current investment and providing management services primarily to one portfolio company, S2 Technologies, through our investment and management services company, Oryx Ventures, LLC.



SurgX Corporation

Business Overview

SurgX Corporation, or SurgX, is the subsidiary through which we license SurgX, our proprietary surge protection technology. The underlying technology developed by SurgX is currently licensed to two licensees, Cooper Bussmann, or Cooper Electronics Technologies, and IRISO Electronics Company, Ltd., or IRISO. Products manufactured by these licensees and utilizing SurgX's proprietary technology are targeted for sale to original equipment manufacturers, or OEMs, and contract manufacturers in the computer, communication, and electronics industries to provide protection against electrostatic discharge, or ESD, events through discrete devices at the printed circuit board level.

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


Licensees


         Cooper Electronics Technologies

In fiscal year 1997, we granted to Cooper Bussman an exclusive worldwide, except for Japan, license for the manufacture and marketing of surface mount and connector array components using SurgX technology. Cooper Bussmann is a leading manufacturer of fuses and its target market for products incorporating the SurgX technology is the electronics market. In consideration for this license, Cooper Bussmann paid us $750,000 in development funding, and, subject to terms of the license agreement, became obligated to pay royalties to us for approximately eleven years based upon Cooper Bussmann sales of SurgX surface mount components and connectors. In September of 1997, this license agreement was amended to extend its term to 20 years, expand Cooper Bussmann license rights for SurgTape for board-level ESD protection, and provide SurgX with a cash advance of $1.7 million, in the form of non-refundable minimum royalties to finance further the development and commercialization of SurgTape. At this time, SurgTape has not been commercialized and activities by SurgX to develop SurgTape for board-level ESD protection have been abandoned.

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

Cooper Bussmann had initially started manufacturing discrete components incorporating SurgX technology. In order to address the market requirements of high volume and low cost, which could not be achieved in Cooper Bussmann manufacturing facilities, Cooper Bussmann initiated an offshore manufacturing arrangement with an Asian based contract manufacturer. Based upon initial forecasts, this contract manufacturer's production capacity was initially sized to handle a monthly capacity of ten million units of Cooper Bussmann's 0805 products with the ability to scale capacity to handle anticipated increased demand for products incorporating SurgX technology; to date this increased demand has not materialized. During calendar 2001, due to slow market conditions in the electronics industry in general coupled with high levels of inventory, Cooper Electronics Technologies' contract manufacturer temporarily suspended manufacturing SurgX components, except for sample quantities of the new 0603 discrete component for evaluation and qualification purposes. In December 2001, Cooper Electronics Technologies' contract manufacturer resumed the manufacturing process starting with the new 0603 ESDA product, which was released in January 2002. The 0603 ESDA product continues to be sampled to customers manufacturing cellular devices, PDA's, set top boxes, DSL type equipment. In addition, there is on-going product evaluation at numerous OEMs, such as Motorola (set top boxes, and high speed internet connection boards), several automotive suppliers in Europe (antenna and global positioning systems), large Asian manufacturers such as Sharp, Aiwa, Panasonic, several European and Korean companies and others, worldwide. The 0603 product is gaining popularity with the designer community due to the high frequency performance and new pricing policies aimed at replacing other devices traditionally used for ESD protection. Cooper Bussmann has gained many design wins at large customers like Canon, Panasonic, Sanyo, Toshiba, Motorola, Siemens, Fujitsu and others like Sony are in process.

Due to the transfer of SurgX product manufacturing offshore by Cooper Bussmann and the reorganization of Cooper Electronics Technologies in fiscal 2000, sales of SurgX products by Cooper Electronics Technologies for fiscal 2001 were under three million units, which is substantially lower than previously anticipated. However, Cooper Electronics Technologies' restructuring of its manufacturing and other operations did improve its capacity to market our SurgX technology. SurgX technology has now been designed in products offered by more than thirty OEMs, and is also in active product evaluation with numerous OEMs, including several well known companies. Due to the long lead times from design wins to production orders, competitive product substitutions and risk of cancellation of product programs, coupled with the recent significant downturn in the electronic components market, these design wins have not resulted in significant sales of SurgX products. Sales of SurgX products in fiscal 2002 were significantly lower than previously anticipated, with less than 18 million units shipped during fiscal 2002, partially due to the overall slowdown in the electronic industry and increased technical protection performance requirements demanded from customers that have yet to be achieved by our SurgX technology. The inability of our SurgX polymer technology to meet more stringent technical protection requirements of new integrated circuit devices and fiber optic amplifier components is the primary cause of the shortfall in expected sales. However, during the fourth calendar quarter of 2001, as a result of a shift in marketing strategy, Cooper Electronics Technologies received orders for over 22 million combined units of its older technology product, the 0805 discrete component, and its new 0603 ESDA product and 4line1206 array product. By April 30, 2002, Cooper Electronics Technologies had shipped substantially all units of the approximately 22 million units ordered. However, the sales prices of the devices were lower than expected primarily due to having to meet competitive pricing of traditional protection devices. However with the concentrated application engineering and marketing effort, Cooper Electronics Technologies has shipped over 30 million devices (combination of 0603, 0805, and 4 line array configurations) calendar year-to-date to various customers.

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

Cooper Electronics Technologies is working on new product development and has developed and introduced a four-line array product to address the requirements of the cellular market. In late calendar 2001, it completed the prototype phase and product validation testing of the 0603 discrete component package with better protection capability and lower trigger voltage and is in the process of prototype development, of a much smaller footprint component, a 0402 package style in addition to other smaller multi-line variants. The mass production version of the 0402 device is being developed with a planned introduction during the first quarter of 2003. In addition, Cooper Electronics Technologies has identified the market requirements necessary to be able to participate in a more significant portion of the potential market for ESD type transient voltage protection devices. This high volume market will require significant electrical performance improvements to the liquid polymer which will require enhancements to the current polymer system to achieve much lower trigger and clamping voltage performance. However, there can be no assurance if, or at what level, Cooper Electronics Technologies will continue its development efforts. At present, the research and development efforts of Cooper Electronics Technologies are limited to activities designed to reduce the size or "footprint" of the SurgX products it sells.

In late 2001, Cooper Electronics Technologies informed us that unless it received ongoing significant orders for its SurgX based products, it might significantly curtail its SurgX related development activities. Presently, however, Cooper Electronics Technologies is continuing its development efforts on a level in line with its perception of the potential market size and sales opportunity for SurgX based products. Research and development efforts of Cooper Electronics Technologies include activities designed to develop market driven device configurations and to improve the reliability of the SurgX products it sells, as well as new development efforts toward improved electrical performance.

         In September 2001, due to disappointing sales results of Cooper Electronics Technologies' products incorporating SurgX technology, we began negotiations with Cooper Electronics Technologies to amend its exclusive license agreement with us to allow us to license our SurgX technology to other entities. Subsequently, Cooper Electronics Technologies did not make an additional $1 million royalty payment due September 15, 2002 to maintain its exclusive license to the SurgX technology. Therefore, the license granted to Cooper Electronics Technologies automatically converted to a nonexclusive basis as of September 15, 2002. To expand the market for SurgX products, we initiated discussions with several companies regarding licensing of our SurgX technology. However, we are currently in discussions with only one of the four companies initially interested in licensing our SurgX technology. Further, there can be no assurance that we will be successful in entering into a license agreement for our SurgX technology on an acceptable commercial basis with this company or any other third parties.

         IRISO

In November 1997, IRISO, a manufacturer of high engineering connectors and precision metal pins for electronic equipment, made an investment of $500,000 in SurgX Corporation in exchange for an equity ownership interest of approximately three percent of the total outstanding shares of SurgX Corporation. In conjunction with this equity investment, IRISO received a fifteen-year co-license to manufacture and sell our SurgX technology exclusively in Japan for board level ESD protection. These products are marketed under the SurgX trademarks. In fiscal 1999, IRISO started volume production and sales of 0805 surface mount components. Sales in fiscal 2000 were minimal, with IRISO shipping production quantities to two major OEMs and in lesser amounts to five other customers. While shipments in fiscal 2001 and fiscal 2002 were up significantly, at approximately 12 million units for each year, these sales levels are much lower than initially forecasted. Sales of SurgX products by IRISO have been negatively affected by a significant downturn and continued weakness in the electronic components markets, predatory pricing pressures from competitors and by market requirements of improved ESD protection capabilities, which have not been yet achieved. IRISO is currently shipping to eight OEMs. Additionally, there are several customers currently evaluating IRISO products incorporating the SurgX technology. In fiscal 2001, IRISO paid Oryx $100,000 in licensing royalties for shipments during the year. In fiscal 2002, IRISO paid its minimum licensing royalty obligation of $200,000 for the royalty year ending September 2001 and has made royalty payments totaling $136,000 for the first three quarters of the royalty year ending October 2002. IRISO has notified the Company that it had elected not to pay the minimum annual royalty for the royalty year ended October 2002. As a result of IRISO's election, the license granted to IRISO is now a non-exclusive license for the remaining term of the license agreement.

In fiscal 2000, IRISO launched a SurgX component in a standard passive component package style, its 0805 package. Current development efforts for future products are chip and network chip for optical devices and the next generation cellular phone. Electrical performance improvements of reduced clamp voltage (trigger voltage) and electrical shorting must be achieved to create additional sales opportunities. Without these improvements, which have not been achieved, we expect that IRISO's sales volume of products incorporating SurgX technology in the near term will only rise modestly.

In fiscal 2002 we transferred the manufacturing of SurgX liquid material to IRISO in Japan. Future liquid manufacturing enhancements and liquid development activities will be borne by IRISO with limited support for our internal development activities, which we plan to terminate by February 1, 2003.

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

Prior to fiscal year 2000, SurgX employees were dedicated to product development. SurgX's approach to the market consisted of two parallel product paths: on board-level ESD protection and on-chip ESD protection. During fiscal year 2000, all SurgX research and development efforts were transferred to Cooper Electronics Technologies. At present, the research and development efforts of Cooper Electronics Technologies are limited to activities designed to reduce the size or "footprint" of the SurgX products it sells. In fiscal 2002 we reinitiated limited SurgX liquid development activities to support our licensees in improving electrical performance of SurgX products. In order to continue our limited development activities we must generate additional funding for our research and development activities by successfully entering into new licenses for our SurgX technology that result in increased SurgX royalty revenue for us. As of December 2002 we have not been successful in generating funding to support our limited development activities and we currently plan to terminate these activities by February 1, 2003.

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

Oryx Ventures, LLC

We established Oryx Ventures, LLC, a Delaware limited liability company, in May 2000 to act as an investment and management services entity for us. Oryx Ventures is a wholly-owned subsidiary of Oryx and is managed by our employees. Previously, Oryx has contributed investment funds to Oryx Ventures from its existing cash balances but, at present, we have no plans to make additional investments in our current portfolio companies or in any new companies. At present, due to a lack of capital and adverse conditions in the capital markets, coupled with the uncertainty of future royalty income from SurgX, we are limiting the activities of Oryx Ventures to management services, primarily with one portfolio company, S2 Technologies. In addition, due to the departure of our Chief Financial Officer, we are scaling back on the services we provide to S2 Technologies and other companies. In order to conserve cash resources at Oryx, we have not actively sought new additional investments since September 2000, except for participating in a bridge loan in June 2001 and a Series B Preferred financing in October 2001 and March 2002 with our portfolio company, S2 Technologies. Oryx will receive all profits and losses from Oryx Ventures, provided that, Philip Micciche Chief Executive Officer of Oryx, Mitchel Underseth, the former Chief Financial Officer of Oryx and Luis Borge, Controller of Oryx will receive an aggregate of 20% of the profits distributed by Oryx Ventures upon liquidation or otherwise and Oryx will receive the balance of such profits.

Currently, Oryx Ventures provides management services, primarily with one portfolio company, S2 Technologies. The Oryx Ventures team is working closely with S2 Technologies' founders, providing strategic and management services in several areas of business, including administration, operations, finance, marketing and sales. Oryx Ventures receives equity and cash from S2 Technologies for the management services it is providing.

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



We are also providing senior management advisory services in exchange for additional equity in S2 Technologies and cash fees. S2 Technologies' focus is to provide value-added tools that address the development, integration and verification phases of the embedded software. The goal is to increase software developers' and engineers' productivity and decrease the time it takes for their products to reach commercialization. S2 Technologies had entered into beta agreements with LSI Logic and Emerson Electric Co. and released its first product in March 2002. Sales to date have been minimal and are lower than anticipated primarily due to the depressed economic environment. Given the limited capital resources of S2 Technologies at the time we made our original investment, we began recognizing losses on our investment in S2 Technologies based upon our pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing, we have been recognizing losses on our investment in S2 Technologies based upon our total equity ownership percentage in S2 Technologies. However, we have discontinued applying the equity method because the investment was reduced to zero. We will resume applying the equity method only after its share of net income equals the share of net losses not recognized during the period the equity method was suspended. We have recognized losses attributable to our ownership of S2 Technologies of $1,584,000 which are included in loss on investments and goodwill impairment losses of $457,000 as of November 30, 2002. At November 30, 2002, this investment value was $440,000 which represents the remaining goodwill balance. Goodwill is not subject to amortization but, rather, is reviewed on a periodic basis for impairment. In accordance with paragraph 40 of Statement 142, we have evaluated the carrying value of our ownership interest in S2 Technologies for possible impairment in accordance with paragraph 19(h) of Opinion 18. As a result of S2 Technologies not meeting certain milestones established during the prior quarter, we recorded a loss of $457,000 for goodwill impairment for the quarter ending November 30, 2002. The method to determine the goodwill impairment loss was based upon Oryx's prorata share of S2 Technologies' net realizable value, which consists primarily of net available cash at November 30, 2002. If S2 Technologies does not achieve higher level of sales or cannot obtain needed financing or such financing is dilutive to our equity ownership interest in S2 Technologies, our investment balance of $440,000 as of November 30, 2002 may be subject to additional impairment charges. While S2 Technologies is behind in achievement of its financial plan objectives and milestones and overall market conditions for its products or services have delayed sales, we believe with the success of numerous evaluation engagements with large multinational companies, S2 Technologies will be able to raise capital in the future to meet its funding requirements

         Investors Risks

Oryx Ventures is currently not making additional investments and our management services is limited to services we provide to S2 Technologies. Our business strategy with Oryx Ventures involves a number of special risks, including:

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



We may not be able to successfully address these problems. Moreover, our future operating results will depend to a very large degree on the financial success of our portfolio company S2 Technologies and upon our ability to assist S2 Technologies in obtaining their follow-on financing, which, in light of current conditions in the capital markets for high-technology companies, is likely to be difficult. In addition, all of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. To date, none of our portfolio companies have met their projected financial targets or provided any return to their investors. These investments have had a negative impact on our financial statements. At present, we are focusing our efforts on S2 Technologies. However, we may not be able to successfully develop S2 Technologies or any of our other portfolio companies and there can be no assurances that we will either recoup our investments or receive any return on our investment in any company in which we have invested.

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



Our portfolio companies as of November 30, 2002 were:

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
----------------------------- ---------------- ----------------- --------------------- --------------------------
Net Conversions               Cost Method      June 19, 2000     N/A                   0%
----------------------------- ---------------- ----------------- --------------------- --------------------------


Cost to  support  Oryx  Ventures  activities  are  primarily  related  to salary
expenses  associated  with  providing   management  services  to  our  portfolio
companies. As of November 30, 2002 there were three executives providing management services through Oryx Ventures to S2 Technologies. Subsequent to November 30, 2002, Mitchel Underseth, the Company's Chief Financial Officer, left the Company to join S2 Technologies. Currently, Oryx Ventures receives equity and cash fees as payment for providing management services to S2 Technologies.


Results of Operations

For the quarter ended November 30, 2002, revenues decreased by $40,000 or 13% from $298,000 for the quarter ended November 30, 2001, to $258,000 ended for the quarter November 30, 2002. Revenues for the nine months ended November 30, 2002 decreased $154,000 or 29% from $525,000 for the nine months ended November 30, 2001 to $371,000 for the nine months ended November 30, 2002. The decrease in revenue for the three and nine month periods ended November 30, 2002 is primarily attributed to a decrease in the recognition of SurgX royalty revenue from IRISO and management services fees generated from Oryx Ventures. In the quarter ended November 30, 2002, this decrease in revenue was partially offset by an increase in revenue recognized for $70,000 one time final royalty payment received from OAMI for our Intragene technology. Future revenue will be based solely upon the successful sales, marketing, manufacturing and development efforts of our SurgX licensees and to a lesser extent Oryx Ventures' ability to charge fees for management services. To date, sales of SurgX products by our licensees are significantly lower than expected and there can be no assurances that sales of SurgX products will increase in the future, if at all. In addition, due to the lower than expected sales of SurgX products, there can be no assurances that our licensees will continue to invest in SurgX related sales, marketing and research and development activities.

The Company's gross profit decreased from $262,000 for the quarter ended November 30, 2001, to $219,000 for the quarter ended November 30, 2002, representing a decrease of $43,000 or 16%. Gross profit for the nine months ended November 30, 2002 was $239,000 compared to $353,000 for the nine months ended November 30, 2001, representing a decrease of $114,000 or 32%. The decrease in gross profit for the three and nine months periods ended November 30, 2002 is primarily attributed to reduced SurgX royalty revenue and a decrease in management services fees generated from Oryx Ventures.

General and administrative expenses increased from $307,000 for the quarter ended November 30, 2001, to $317,000 for the quarter ended November 30, 2002, representing an increase of $10,000 or 3%. General and administrative expenses decreased by $16,000 or 2% from $805,000 for the nine months ended November 30, 2001 to $789,000 for the nine months ended November 30, 2002. The increase in general and administrative expenses during the three months ended November 30, 2002 is primarily attributed to an increase in compensation which is primarily related to our CFO returning as a full time employee, from March 1, 2002 to November 30, 2002, to provide management services at S2 Technologies.

The decrease in general and administrative expenses during the nine months ended November 30, 2002 is primarily attributed to a decrease in facilities expenses related to the relocation our offices to a smaller facility last year at the end of August 2001and a refund received from the insurance carrier for previous legal expenses partially offset by an increase in salaries, travel expenses and Directors & Officers insurance expense.

The general and administrative expenses related to Oryx Ventures were $7,000 and $20,000 for the three and nine month periods ended November 30, 2002, respectively, compared to $29,000 and $87,000 for the three and nine month periods ended November 30, 2001. During the three and nine month periods ended November 30, 2002, the Company recognized salary expenses of $39,000 and $132,000, respectively, as cost associated with the revenue generated from management services fees from Oryx Ventures. General and administrative expenses will decrease in the future as a result of lower salary expenses associated with the departure of the CFO and other cost reductions in connection with an overall cost reduction program. We are focusing our management efforts on S2 Technologies and not actively pursuing new opportunities to charge fees for management services through Oryx Ventures.

Research and development expenses decreased by $24,000 or 32% from $76,000 for the three months ended November 30, 2001 to $52,000 for the three months ended November 30, 2002. The decrease of research and development for the three months ended November 30, 2002 is primarily attributed to depreciation expense recorded last year on research and development equipment which we no longer own. Research and development expenses decreased by $35,000 or 18% from $195,000 for the nine months ended November 30, 2001 to $160,000 for the nine months ended November 30, 2002. This decrease is primary related to depreciation expense recorded last year on research and development equipment which we no longer own and to a decrease in SurgX's patent cost expenses, partially offset by an increase in salaries expense associated with our renewed, but limited, SurgX liquid development activities initiated in May 2001. Research and development expenditures will decrease during the remaining of fiscal 2003, since we are currently planning to terminate the activities related to performance improvements for our SurgX liquid technology by February 1, 2003.

Investment loss from Oryx Ventures' activities consists of recognition of losses relating to our percentage ownership share of S2 Technologies. From our original investment in August 2000 through our participation in the S2 Technologies Series B Financing in October 2001, we recognized approximately 71% of S2 Technologies' losses, which reflected our percentage of total capital invested in this company. Subsequent to the S2 Technologies Series B Preferred financing, based on the addition of new investors, Oryx recognized 35% of S2 Technologies' losses that reflects Oryx's percentage of equity ownership in S2 Technologies. After our additional investment in S2 Technologies Series B Preferred financing in March 31, 2002, Oryx has been recognizing 44.3% of S2 Technologies' losses. In October 2002, we discontinued applying the equity method because our investment in S2 Technologies was reduced to zero. We will resume applying the equity method only after our share of net income equals the share of net losses not recognized during the period the equity method was suspended. Investment loss from Oryx Ventures activities were $74,000 and $513,000 for the three and nine month periods ended November 30, 2002, respectively, compared to $186,000 and $524,000 for the three and nine month periods ended November 30, 2001. The decrease in investment loss during the three months ended November 30, 2002 was due to reaching the investment value that represent goodwill which is not subject to amortization but, rather, is reviewed on a periodic basis for impairment At November 30, 2002 the carrying value of our S2 Technologies investment was $ 440,000 which represents the remaining goodwill balance.

In accordance with paragraph 40 of Statement 142, we have evaluated the carrying value of our ownership interest in S2 Technologies for possible impairment in accordance with paragraph 19(h) of Opinion 18. As a result of S2 Technologies not meeting certain milestones established during the prior quarter, we recorded a loss of $457,000 for goodwill impairment for the quarter ending November 30, 2002. The method to determine the goodwill impairment loss was based upon Oryx's prorata share of S2 Technologies' net realizable value, which consists primarily of net available cash at November 30, 2002. If S2 Technologies does not achieve higher level of sales or cannot obtain needed financing or such financing is dilutive to our equity ownership interest in S2 Technologies, our investment balance of $440,000 as of November 30, 2002 may be subject to additional impairment charges. While S2 Technologies is behind in achievement of its financial plan objectives and milestones and overall market conditions for its products or services have delayed sales, we believe with the success of numerous evaluation engagements, with large multinational companies, S2 Technologies will be able to raise capital in the future to meet its funding requirements.


Interest income decreased by $15,000 or 94% from $16,000 for the three months ended November 30, 2001 to $1,000 for the three months ended November 30, 2002. Interest income decreased from $78,000 in the nine months ended November 30, 2001, to $8,000 for the nine months ended November 30, 2002, representing a decrease of $70,000 or 90%. The decrease is mainly attributable to lower balances of cash and cash equivalent and lower effective interest rates.

We recorded no other income during this quarter ended November 30, 2002, compared to $29,000 recorded in the three months ended November 30, 2001. We recorded $30,000 and $167,000 for the nine month periods ending November 30, 2002 and 2001, respectively. Other income for the nine month period ending November 30, 2001 was primarily related to reversal of accruals associated with business discontinued in fiscal 1998 and to equipment rental income.

Liquidity and Capital Resources

Working capital decreased by $1,510,000 from a surplus of $2,025,000 at February 28, 2002 to a surplus of $515,000 at November 30, 2002. Cash and cash equivalents decreased by $1,481,000 from $2,053,000 at February 28, 2002 to $572,000 at November 30, 2002. This decrease in cash and cash equivalents for the nine months ended November 30, 2002 is primarily due to our investment of $938,000 in S2 Technologies' Series B Preferred Stock financing and from net losses from operations.

We do not have sufficient capital to meet our anticipated working capital requirements through fiscal year 2003. We must raise additional capital through public or private financings or other arrangements in order to have sufficient cash to continue our business operations. Due to recent cost reductions based upon our internal forecast and assumptions, we currently estimate that we will have to cease operations if we do not raise additional funding on or before July 2003. In addition, we have not been in compliance with Nasdaq's minimum stockholders' equity requirement to maintain our listing on The Nasdaq SmallCap Market and on January 10, 2003 our stock was delisted from The Nasdaq SmallCap Market and now trades on the OTC Bulletin Board. Delisting of our common stock will make it more difficult for use to issue stock to raise additional funding. We are actively exploring financing opportunities however, there can be no assurance that we will be successful in raising any additional funding at all or in time to meet our financial needs or that any such funding would be on terms acceptable to us or in the best interest of our stockholders. If we cannot raise additional capital on or before July 2003 on acceptable terms, we will not be able to achieve our business objectives and continue as a going concern. As a result of these circumstances, our independent accountants' opinion with respect to our consolidated financial statements included in our Form 10-KSB for the year ended February 28, 2002 includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern.

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

As of November 30, 2002, we had an accumulated deficit of approximately $25.3 million. We incurred net losses of approximately $1.5 million for the fiscal year ended February 28, 2002 and $2.1 million for fiscal 2001. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher royalty fees to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to generate higher royalty fees, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline. We must raise additional capital no later than July 2003 to continue our business operations.

There is a significant risk that our corporate restructuring strategy from an operating company to a technology licensing and investment and management services company may not be successful.

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

We have shifted the strategic focus of our business from an operating business exploiting our own developed technologies to a licensing and investment and management services business where we intend to use the royalty revenues from our licensed SurgX technology to fund investments by Oryx Ventures in start-up technology companies. However, due to lower than expected royalty payments received by us from licensing our SurgX technology, we have not made additional investments beyond the three portfolio companies we currently have invested in and we have no current plans to make any future investments. Further, our management services business is limited to the services we provide to S2 Technologies. Our business strategy with Oryx Ventures involves a number of special risks, including:

         o strain on limited managerial and operational resources as management tries to support multiple businesses;

         o        adverse market conditions for development stage companies; and

         o the significant risk associated with investment in small start-up companies, given a very unreceptive financing environment for such companies along with a general downturn in the overall economy.

We have struggled to successfully address these problems. Our future operating results will depend to a very large degree on the financial success of S2 technologies and upon our ability to assist S2 Technologies in raising additional funding. All of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. To date, none of our portfolio companies have met their projected financial targets or provided any return to their investors. Our ability to provide further funding to any of these companies is negligible. These investments will continue to have a negative impact on our financial statements, as they have had in the past. Further, we have written down the value of our investment in LOTS and Net Conversions to zero. At present, our primary focus is our investment in S2 Technologies. As of November 30, 2002, we had invested approximately a total of $2.5 million in S2 Technologies; however, the book value of our investment in S2 Technologies is only $440,000 as of November 30, 2002, based upon our equity method share of S2 Technologies' substantial losses. We may not be able to successfully develop S2 Technologies and there can be no assurance that we will either recoup our investment or receive any return on our investment in any company we have invested in.

We are dependent on the licensees of our SurgX technology for substantially all of our revenues.

Our future royalties from the licenses of our SurgX technology are based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees.

While the license agreements for our SurgX technology contain minimum annual royalty payment requirements for the licensees to maintain their exclusive rights, there can be no assurance that the licensees will pay the minimum royalty or that these minimum payments will provide enough revenue to continue to support our operations. In the case of Cooper Electronics Technologies, minimum royalty payments through June 2001 have already been satisfied to maintain its exclusive license. However, Cooper Electronics Technologies did not make a $1 million royalty payment due on September 15, 2002 to maintain exclusivity and, at such time, its license of our SurgX technology, pursuant to the terms of the license agreement, automatically became a non-exclusive license. IRISO has notified us that it had elected not to pay the minimum annual royalty for the royalty year ended October 2002. As a result of IRISO's election, the license granted to IRISO is now a non-exclusive license for the remaining term of the license agreement. To date, Cooper Electronics Technologies and IRISO have shipped only limited quantities of products incorporating SurgX technology to customers and there can be no assurances that either of these licensees will ever achieve any significant sales revenue for SurgX products. Further, there can be no assurances that Cooper Electronics Technologies or IRISO will continue their respective licenses with us. In the event that either licensee terminates its license with us, we would suffer a material adverse impact on our business and financial condition. We are attempting to find additional licenses of our SurgX technology but have not been successful in doing so. We cannot provide any assurance that we will be successful in entering into additional license agreements for our SurgX technology on an acceptable commercial basis with other third parties.

We may not be able to raise sufficient funds to finance our internal operations or investments by Oryx Ventures.

At present, our primary sources of revenue are from licensing royalties payable by the licensees of our SurgX technology and, to a lesser extent, management service fees from Oryx Ventures. We have made investments in three portfolio companies. However, we currently do not have sufficient funds to finance any further investment in our current portfolio companies or in new companies. We anticipate, based on management's internal forecasts and assumptions relating to our operations, that we will need to raise additional capital to satisfy our contemplated cash requirements on or before July 2003. However, unless our existing licensees increase sales of SurgX products which results in increased royalty revenue to us or we are successful in contracting with new licensees who generate sales and royalty revenue for us, we will not have sufficient cash generated from operations to continue our business in the period starting August 2003. Our present business plan requires us to raise additional funds. We are in current discussions with respect to sources of additional financing. However, there can be no assurance that we will be successful in obtaining additional financing or that such additional financing would be on terms acceptable to us. As a result of these circumstances, our independent accountants' opinion with respect to our consolidated financial statements statements included in our Form 10-KSB for the year ended February 28, 2002 includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern.



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

Although our investment securities currently comprise less than 40% of our assets, fluctuations in the value of these securities or of our other assets may cause this limit to be exceeded. This would require us to attempt to reduce our investment securities as a percentage of our total assets. This reduction could be attempted in a number of ways, including the disposition of investment securities in S2 Technologies. If we sell investment securities of S2 Technologies, we may sell them sooner than we otherwise would. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, this investment, Moreover, we may not be able to sell this investment due to contractual restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets.

We depend on certain key employees, and the loss of any of those employees may harm our business.

Our performance is substantially dependent on the performance of our key employees, in particular, Philip Micciche, our President, Chief Executive Officer and Chief Financial Officer. The loss of the services of any of our key employees or the key employees of our portfolio companies may harm our business. As of December 1, 2002 Mitchel Underseth, our Chief Financial Officer terminated his employment with Oryx and joined S2 Technologies, one of our portfolio companies. Mr. Micciche has assumed the additional role of Chief Financial Officer, effective as of Mr. Underseth's resignation.

We rely on our licensees, Cooper Electronics Technologies, and IRISO to manufacture and market products incorporating our SurgX technology and there can be no assurance that they will be successful in doing so.

We rely exclusively on our licensees to manufacture and market products incorporating our SurgX technology. However, there can be no assurance that our licensees will be able to incorporate manufacturing process improvements in products using SurgX technology to further reduce product cost and enhance product performance to allow them to compete in the high volume, low price diode market. To date our licensees have not been successful in generating significant profits from the sale of SurgX products or in competing in this market.

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

The development, design and manufacture of technology constantly undergo rapid and significant change. We rely on our licensees, Cooper Electronics Technologies and IRISO, for technological improvements to the SurgX technology. At present, we provide only limited research and development support for our SurgX technology and we anticipate terminating this activity by February 1,
2003. Our success will depend upon our licensees' ability to maintain a competitive position with respect to our proprietary and other enhanced technology and to continue to attract and retain qualified personnel in all phases of our licensees' operations. Our business is, to a large degree, dependent upon enhancements to the SurgX technology. Critical to our success and future profitability will be the capacity of our licensees to improve this technology. Product development and enhancement involve substantial research and development expenditures and a high degree of risk, and there is no assurance that these product development efforts will be successful, will be accepted by the market, or that such development efforts can be completed on a cost-effective or timely basis, or that there will be sufficient funds to support development efforts. There can be no assurance that future technological developments by other companies will not render existing or proposed SurgX products uneconomical or obsolete. Furthermore, there can be no assurance that our licensees will continue any research and development activities with respect to our SurgX technology or that, without funding from current or any future licensees, we will have the financial capacity to support any research and development activities with respect to SurgX technology internally. In September 2001, Cooper Electronics Technologies informed the Company that unless it receives significant orders for its SurgX based products and/or finds other companies willing to share in SurgX development costs, it will significantly curtail or abandon all SurgX related development activities. To date, Cooper Electronics Technologies has not received significant orders for SurgX products. While they have not yet abandoned development activities, there can be no assurances they will continue any development activities related to SurgX technology in the future. Without the financial support of the licensees of our SurgX technology, we will not have the financial capacity to support and conduct SurgX research and development activities. There can be no assurance that we will receive such support from our licensees.

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

Our expense levels are based in part on our expectations of future royalty revenues and, in particular, increased shipments of SurgX products by Cooper Electronics Technologies and IRISO.

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

We rely on our licensees, Cooper Electronics Technologies and IRISO, for substantially all of our SurgX research and development and exclusively for manufacturing of products incorporating our SurgX technology. At present, we do not support manufacturing activities internally and provide only limited support for SurgX research and development which we plan to terminate by February 1, 2003. Our business is significantly dependent upon enhancement and increasing sales of products incorporating the SurgX technology. Such activities involve substantial expenditures and a high degree of risk. At present, we do not have the financial resources, personnel or facilities to support or manufacture products incorporating the SurgX technology. If either Cooper Bussmann or IRISO choose to terminate their license agreement with us, we would not be able to support products incorporating the SurgX technology and the market position of SurgX products as well as our financial results would be materially adversely affected.

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

         o        changes in financial estimates by securities analysts; and

         o        general market conditions.

Our common stock has been delisted from The Nasdaq SmallCap Market and trading in ORYX common stock may be more difficult.

We have not been in compliance with Nasdaq's minimum stockholders' equity listing requirements to maintain our listing on The Nasdaq SmallCap Market and our common stock was delisted from The Nasdaq SmallCap Market effective as of January 10, 2003 due to such noncompliance. Our common stock now trades on the OTC Bulletin Board. Delisting of our common stock from the Nasdaq SmallCap Market and trading on the OTC Bulletin Board will likely make it more difficult to trade shares of Oryx common stock and for Oryx to raise funds through an issuance of our stock due to generally limited trading volume on the OTC
Bulletin Board and lack of institutional investor interest in and research analyst coverage of stocks traded on the OTC Bulletin Board.



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

As a result of various other transactions previously entered by us, as of November 30, 2002, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 470,400 shares of common stock. This represents significant additional potential dilution for our existing stockholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these convertible securities, there may be further dilution based on the price at which we issue other securities in the future.


Item 3.   Controls and Procedures

Based on his evaluation of the Company's controls and procedures conducted within 90 days of the filing this report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

There have been no significant changes in the internal controls or in other factors that could significantly affect those controls subsequent to the date of his evaluation.

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)

         Exhibit 10.71 Termination and Purchase Agreement by and between the Registrant and Oryx Advanced Materials, Inc. dated as of November 11, 2002.

         Exhibit 10.72 Termination of Employment Agreement by and between the Registrant and Mitchel Underseth dated as of November 27, 2002.

         Exhibit 99.1 Certification of Philip J. Micciche, President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


(b) Reports on Form 8-K

              The Company filed two Reports on Form 8-K during the quarter ended November 30, 2002. On October 30, 2002 the Company filed a report on Form 8-K to report that Richard Hubbard had resigned from the Board of Directors, effective October 24, 2002. On November 26, 2002 the Company filed a report on Form 8-K to report that a hearing had been scheduled with Nasdaq to request appeal of a Nasdaq Staff Determination to delist the Company's common stock from the Nasdaq SmallCap Market for failure to comply with Nasdaq's stockholder's equity requirement for continued listing.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ORYX TECHNOLOGY CORP.

  Dated:  January 15, 2003      By:  /s/ Philip J. Micciche
                                     -------------------------------------------
                                     Philip J. Micciche
                                     President, Chief Executive Officer, Chief
                                     Financial Officer and Director (Principal
                                     Executive Officer and Principal Financial
                                     and Accounting Officer)



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

Date: January 15, 2003

                                                /s/ Philip J. Micciche
                                                ----------------------
                                                Philip J. Micciche
                                                Chief Executive Officer