Form 10KSB/A
period 2002-02-28
ORYX TECHNOLOGY CORP
filed 2003-05-22
CIK 915355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT No. 1

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

This Amendment No. 1 to the Form 10-KSB of Oryx Technology Corp. for the fiscal year ended February 28, 2002 is being filed to amend Item 6 and the notes to the Financial Statements referenced in Item 13 of the original Form 10-KSB filed on May 29, 2002.

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

     Revenue recognition

     Services revenue is for management services pursuant to time and materials contracts and is recorded when services are performed, contractually payable and collectibility is probable. Other revenue represents royalty revenue based upon license agreements or per unit royalties which are recognized when earned, reported by the licensee, contractually payable and collectibility is probable.

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

     "Other income (expense)" is $198,000 income in fiscal 2002 compared with $7,000 expense in fiscal 2001. The increase over the prior year consists of equipment rental income and the reversal of accruals in the amount of $105,000 associated with businesses discontinued in fiscal 1998.

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

10.51                      Consulting Agreement by and between Oryx Ventures, LLC and Aptix Corporation dated as of
                           November 1, 2000 (services provided by Philip Micciche) (19)
10.52                      Consulting Agreement by and between Oryx Ventures, LLC and Aptix Corporation dated as of
                           November 1, 2000 (services provided by Mitchel Underseth) (19)
10.53                      Intellectual Property Rights License Agreement by and between SurgX Corporation and Cooper
                           Bussmann dated as of October 2, 1997, as amended (14)
10.54                      Manufacturing and Supply Agreement by and between SurgX Corporation and Cooper Electronics
                           Technologies dated as of May 1, 2000 (19)
10.55                      First Amendment to License Agreement by and between the Registrant and Oryx Advanced Materials,
                           Inc. dated as of March 1, 2001 (19)
10.56                      Series A Preferred Stock Purchase Agreement by and among LOTS Technology, Inc., Oryx Ventures,
                           LLC and the other investors named therein dated as of July 30, 1999 (19)
10.57                      Series A Preferred Stock Purchase Agreement by and among S2 Technologies, Inc., Oryx Ventures,
                           LLC and the other investors named therein dated as of July 20, 2000 (19)
10.58                      NetConversions, Inc. Unsecured Convertible Promissory Note payable by NetConversions, Inc. to Oryx
                           Ventures, LLC dated as of June 12, 2000 (19)
10.59                      Business Consultant and Management Agreement by and between Oryx Ventures, LLC and LOTS
                           Technology, Inc. dated as of June 13, 2000 (19)
10.60                      Business Consultant and Management Agreement by and between Oryx Ventures, LLC and S2
                           Technologies, Inc dated as of July 20, 2000 (19)
10.61                      Employment Agreement by and between the Registrant and Phillip J. Micciche dated May 16, 2001
                           (19)
10.62                      Amendment to Promissory Note for Mitchel Underseth dated July 15, 2000 (19)
10.63                      Market Access Program Marketing Agreement dates as of July 7, 2001 by and between the
                           Registrant and Newport Capital Consultants, Inc. (21)
10.64                      Convertible Promissory Note dated June 2001 payable by S2 Technologies to the Registrant (21)
10.65                      Common Stock and Warrant Purchase Agreement dated October 31, 2001 by and between the
                           Registrant and the Purchasers named therein (22)
10.66                      S2 Technologies, Inc. Series B Preferred Stock Purchase Agreement dated October 18, 2001 by and between S2 Technologies, Inc., the Registrant and the other Purchasers named therein (22)
10.67                      Employment Agreement dated as of February 28, 2002 by and between the Registrant and Philip J.
                           Micciche(23)
10.68                      Amended and Restated Operating Agreement for Oryx Ventures, LLC dated as of February 28, 2002(23)
21                         Subsidiaries of the Registrant (5)
23.1                       Consent of Independent Accountants*
99.1                       Certification of Philip J. Micciche, President, Chief Executive Officer and Chief Financial Officer
                           Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                           2002, filed herewith.*

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

(23) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of May 2003.

                                  ORYX TECHNOLOGY CORP.


                                  By:      /s/ Philip J. Micciche
                                           ----------------------
                                           Philip J. Micciche,
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and Director
                                           (Principal Executive Officer and
                                           Principal Financial and
                                           Accounting Officer)

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature                   Title                                      Date


/s/ Philip J. Micciche      President, Chief Executive Officer,     May 22, 2003
----------------------      Chief Financial Officer and Director
Philip J. Micciche          (Principal Executive Officer and
                             Principal Financial and
                            Accounting Officer)


/s/ Andrew Intrater         Secretary, Treasurer                    May 22, 2003
-------------------         and Director
Andrew Intrater


/s/ John H. Abeles          Director                                May 22, 2003
------------------
John H. Abeles


/s/ Jay M. Haft             Director                                May 22, 2003
---------------
Jay M. Haft

I, Phillip J. Micciche, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Oryx Technology Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: May 22, 2003


                                                /s/Philip J. Micciche
                                                ----------------------
                                                Philip J. Micciche
                                                Chief Executive Officer

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

     Revenue recognition

     Services revenue is for management services pursuant to time and materials contracts and is recorded when services are performed, contractually payable and collectibility is probable. Other revenue represents royalty revenue based upon license agreements or per unit royalties which are recognized when earned, reported by the licensee, contractually payable and collectibility is probable.

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

     Other income (expense)

     The Other income (expense) in fiscal 2002 includes equipment rental income that is recognized when contractually payable and collection is probable.

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

6. Series A 2% Mandatorily Redeemable Convertible Cumulative Preferred Stock

     The Company has authorized 3,000,000 shares of Preferred Stock with a par value of $0.001 per share of which 45,000 of such shares are designated Series A 2% Mandatorily Redeemable Convertible Cumulative Preferred Stock (the Series A Stock). Each share of Series A Stock may be converted, at the option of the holder, into approximately 1.167 shares of Common Stock. The Company had reserved 4,376 shares of Common Stock for issuance upon conversion of the Series A Stock as of February 28, 2002. The holders of Series A Preferred Stock are entitled to receive a cumulative dividend of $0.50 per share per annum, subject to any restrictions imposed by the Delaware General Corporation Law. The dividend is payable semi-annually. In the event of a liquidation and to the extent assets are available, the holders of the Series A Stock are entitled to a liquidation preference distribution of $25.00 per share plus accrued but unpaid dividends. A change in the majority of the voting control of the outstanding stock is considered a liquidation event which could cause the Series A stock to be redeemed. The redemption value is equal to the initial fair value. Each share of the Series A Stock is entitled to one vote per share on all matters submitted to a vote of stockholders of the Company.

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