Form 10KSB
period 2003-02-28
ORYX TECHNOLOGY CORP
filed 2003-05-29
CIK 915355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2003

                                       OR

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number 1-12680

                              ORYX TECHNOLOGY CORP.
           (Name of small business issuer as specified in its charter)

             Delaware                                             22-2115841
             --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


4340 Almaden Expressway, Suite 220                                   95118
San Jose, California                                              ----------
----------------------------------------                           Zip Code)
(Address of principal executive offices)

Issuer's Telephone Number, including area code:                   (408) 979-2955
-----------------------------------------------                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
     Title of each class                                  on which registered
     -------------------                                 ----------------------
Common Stock, $.001 par value                            NASDAQ SmallCap Market

Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

                                      None
 -------------------------------------------------------------------------------
                                (Title of class)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         Issuer's revenues from continuing operations for its most recent fiscal year were $388,000.

         As of April 30, 2003, 1,836,335 shares of common stock and preferred stock convertible into 875 shares of common stock of Issuer were outstanding. The approximate aggregate market value of the shares of common stock held by non-affiliates of Issuer, based on the average of the closing bid and asked prices on April 30, 2003 of $0.65 and $0.91 per one share of common stock was approximately $1,154,564.(1)


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

         Transitional  Small Business  Disclosure Format (check one): Yes |_| No
         |X|

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions by our licensees, success of research and development efforts by our licensees and customer acceptance of new products. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, dependence upon our licensees for the commercial success of our products, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, pricing pressures, lack of success in technological advancement, lack of commercial success of portfolio companies we have invested in and other factors such as those listed in Risk Factors below.

-----------------------

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

         As of February 28, 2003 we had an accumulated deficit of approximately $25.8 million. We incurred net losses of approximately $2.1 million for the fiscal year ended February 28, 2003 and $1.5 million for fiscal 2002. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher royalty fees to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to generate higher royalty fees, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline. We must raise additional capital no later than July 2003 to continue our business operations. As a result of these circumstances, our independent accountant's report on our consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about Oryx's ability to continue as a going concern.

         Introduction

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

         Today we are a technology licensing and investment and management services company with two primary focuses:

         o  collecting  royalties  for  our  SurgX  technology  from  our  SurgX
            licensees,   Cooper   Electronics   Technologies,   Inc.  and  IRISO
            Electronics, Ltd.; and

         o maintaining our current investments and providing management services primarily to one portfolio company, S2 Technologies, through our investment and management services company, Oryx Ventures, LLC.

         As a result of the restructuring of our business, we have disposed of substantially all of our operating businesses which accounted for substantially all of our revenue. In the absence of increased royalty revenue from the sale of our SurgX technology through our licensees, which to date has not occurred, such restructuring has sharply reduced our revenues without creating opportunities to offset the lost revenues. The licensees of our SurgX technology have, to date, not been successful in shipping products incorporating our SurgX technology in significant volumes to generate sufficient royalties to cover our operating costs and there can be no assurances that they will be successful in generating substantial sales of SurgX based products in the future.

         SurgX Corporation

         Business Overview

         SurgX Corporation, or SurgX, is the subsidiary through which we license SurgX, our proprietary surge protection technology. The underlying technology developed by SurgX is currently licensed to two non-exclusive licensees, Cooper Bussmann, or Cooper Electronics Technologies, and IRISO Electronics Company, Ltd., or IRISO. Products manufactured by these licensees and utilizing SurgX's proprietary technology are targeted for sale to original equipment manufacturers, or OEMs, and contract manufacturers in the computer, communication, and electronics industries to provide protection against electrostatic discharge, or ESD, events through discrete devices at the printed circuit board level.

         Our proprietary SurgX technology for over-voltage protection is comprised of a specialized polymer formulation containing inorganic solids, metal particles and adhesion-promoting agents which can be tailored for use against surge threats at different voltage and power levels. In fiscal 2002, we transferred all trade secrets and manufacturing know-how for SurgX liquid to our licensees to facilitate the manufacturing of SurgX liquid to our licensees.

         The licensees of our SurgX technology have, to date, not been successful in shipping products incorporating our SurgX technology in volumes to generate sufficient royalty revenue and there can be no assurances that they will be successful in increasing sales of products based on our SurgX technology in the future.

Licensees


         Cooper Electronics Technologies

         In fiscal year 1997, we granted to Cooper Bussman an exclusive worldwide, except for Japan, license for the manufacture and marketing of surface mount and connector array components using SurgX technology. Cooper Bussmann is a leading manufacturer of fuses and its target market for products incorporating the SurgX technology is the electronics market. In consideration for this license, Cooper Bussmann paid us $750,000 in development funding, and, subject to terms of the license agreement, became obligated to pay royalties to us for approximately eleven years based upon Cooper Bussmann sales of SurgX surface mount components and connectors. In September of 1997, this license agreement was amended to extend its term to 20 years, expand Cooper Bussmann's license rights for SurgTape for board-level ESD protection, and provide SurgX with a cash advance of $1.7 million, in the form of non-refundable minimum royalties to finance the development and commercialization of SurgTape, which was not commercialized. Pursuant to terms of the license agreement, the $1.7 million cash advance provided Cooper Bussman with an exclusive license through June 2001. Subsequently, Cooper Electronics Technologies did not make the required $1 million royalty payment due September 15, 2002 to maintain its exclusive license to the SurgX technology. Therefore, the license granted to Cooper Electronics Technologies automatically converted to a nonexclusive basis as of September 15, 2002.

         During fiscal 2000, Cooper Bussmann formed Cooper Electronics Technologies, Inc. to handle research, development, manufacturing and sales and marketing functions for the P.C. board level electronic circuit protection and conditioning products within Cooper Bussmann. This effort includes several technologies, including products incorporating SurgX technology. Cooper Electronics Technologies has a worldwide network of direct sales and representative entities and technical distribution groups responsible for the promotion and sales support of its products including SurgX electrostatic surge protection devices. Currently Cooper Electronics Technologies offer three SurgX products: 0805 Chip Polymer ESD Suppressant, 41206 Four Element Array and 0603 Polymer ESD Suppressant.

         Cooper Bussmann utilizes an Asian based contract manufacturer to produce its SurgX based products. During calendar 2001, due to slow market conditions in the electronics industry in general coupled with high levels of inventory, Cooper Electronics Technologies' contract manufacturer temporarily suspended manufacturing SurgX components, except for sample quantities of the 0603 ESD product for evaluation and qualification purposes. In December 2001, Cooper Electronics Technologies' contract manufacturer resumed the manufacturing process starting with the 0603 ESD product, which was released in January 2002. The 0603 ESD product has been sold for use in cellular devices, PDA's, set top boxes, DSL type equipment. The 0603 product continues to gain popularity with the designer community due to the high frequency performance and new pricing policies aimed at replacing other devices traditionally used for ESD protection. Cooper Bussmann has gained design wins at large customers like Canon, Panasonic, Sanyo, Toshiba, Motorola, Siemens, Fujitsu and others like Sony are in process.

         Due to the transfer of SurgX product manufacturing offshore by Cooper Bussmann and the reorganization of Cooper Electronics Technologies in fiscal 2000, sales of SurgX products by

Cooper Electronics Technologies for fiscal 2001 were under three million units, which was substantially lower than previously anticipated. Whereas during this time frame SurgX products were designed in products offered by more than thirty OEMs, long lead times from design wins to production orders, competitive product substitutions and cancellations of product programs, coupled the significant downturn in the electronic components market, resulted in sales much below our expectations. Sales of SurgX products in fiscal 2002 were also significantly lower than anticipated, with less than 18 million units shipped during the period, partially due to the overall slowdown in the electronic industry and the inability of our SurgX polymer technology to meet more stringent technical protection requirements of customers for new integrated circuit devices and fiber optic amplifier components. However with the concentrated application engineering and marketing effort, Cooper Electronics Technologies shipped well over 30 million devices (combination of 0603, 0805, and 4 line array configurations) in calendar 2002. For the first three months of fiscal 2004 the order rate for SurgX products has been several times that for the same period in the previous year, as a result of the technology coming into wider use by the circuit designers for a wider range of applications. However, the sales prices of the devices are lower than expected in order to meet competitive pricing of traditional protection devices.

         During fiscal year 2000, all SurgX research and development efforts were transferred from Oryx to Cooper Electronics Technologies. In fiscal 2001, a Cooper Electronics Technologies polymer devices facility was established to support polymer development, manufacturing and marketing activities. This facility also includes technologies for several other Cooper Electronics Technologies' devices, such as supercapacitors. Cooper Electronics Technologies' manufacturing and process know-how have been utilized to improve the processing yields, the consistency and the logistics of SurgX liquid manufacturing, and the focused marketing and application engineering effort has improved the integration and manufacturing of SurgX liquid technology with finished ESD protection device manufacturing. In late 2001, Cooper Electronics Technologies informed us that unless it received ongoing significant orders for its SurgX based products, it might significantly curtail its SurgX related development activities. Presently Cooper Electronics Technologies is continuing its development efforts on a level in line with its perception of the potential market size and sales opportunity for SurgX based products.

         In late calendar 2001, Cooper Electronics Technologies introduced a 0603 discrete component package with better protection capability and lower trigger voltage and is in the process of prototype development, of a much smaller footprint component, a 0402 package style in addition to other smaller multi-line variants. The mass production version of the 0402 device is being developed and had planned introduction of the first calendar quarter of 2003, which has been delayed until late in calendar 2003. Currently, research and development efforts of Cooper Electronics Technologies include activities designed to develop market driven device configurations and to improve the reliability of the SurgX products it sells, as well as new development efforts toward improved electrical performance. In addition, for Cooper Electronics Technologies to be able to participate in a more significant portion of the potential market for ESD type transient voltage protection devices significant electrical performance improvements to the liquid polymer must be realized, which will require enhancements to the current polymer system to achieve much lower trigger and clamping voltage performance. However, there can be no assurance if, or at what level, Cooper Electronics Technologies will continue its development efforts.

         IRISO

         In November 1997, IRISO, a manufacturer of high engineering connectors and precision metal pins for electronic equipment, made an investment of $500,000 in SurgX Corporation in exchange for an equity ownership interest of approximately three percent of the total outstanding shares of SurgX Corporation. In conjunction with this equity investment, IRISO received a fifteen-year co-license to manufacture and sell our SurgX technology exclusively in Japan for board level ESD protection. These products are marketed under the SurgX trademarks. In fiscal 1999, IRISO started volume production and sales of 0805 surface mount components. Sales in fiscal 2000 were minimal, with IRISO shipping production quantities to two major OEMs and in lesser amounts to five other customers. While shipments in fiscal 2002 and fiscal 2003 were up significantly, at approximately 12 million units for each year, these sales levels are much lower than initially forecasted. Sales of SurgX products by IRISO have been negatively affected by a significant downturn and continued weakness in the electronic components markets, predatory pricing pressures from competitors and by market requirements of improved ESD protection capabilities, which have not been yet achieved. IRISO is currently shipping to eight OEMs. Additionally, there are several customers currently evaluating IRISO products incorporating the SurgX technology. In fiscal 2001, IRISO paid Oryx $100,000 in licensing royalties for shipments during the year. In fiscal 2002, IRISO paid its minimum licensing royalty obligation of $200,000 for the royalty year ending October 2001 and made royalty payments totaling $148,000 in fiscal 2003 for the royalty year ending October 2002, which was below the minimum annual royalty amount for IRISO to maintain its co-exclusive license. As a result, IRISO's license converted to a non-exclusive license for the remaining term of the license agreement. On April 1, 2003, for a one time fee of $200,000 we executed an amendment to the license agreement granting IRISO a non-exclusive worldwide license.

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

         In fiscal 2002 we transferred the manufacturing of SurgX liquid material to IRISO in Japan. Future liquid manufacturing enhancements and liquid development activities will be borne by IRISO with limited support for our internal development activities, which we terminated February 1, 2003.

         To expand the market for SurgX products, we initiated discussions with several companies regarding licensing our SurgX technology. However, we were unsuccessful in securing a license with any of the four companies we were in discussions with. Further, there can be no assurance that we will be successful in entering into a license agreement for our SurgX technology on an acceptable commercial basis with any other third parties.

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

         The global market for all over-voltage protection devices was estimated at approximately $1.5-1.8 billion in calendar 2001. Our licensee, Cooper Electronics Technologies, believes due to the persistent electronics market slowdown, coupled with downward pricing pressures that the market in total revenue dollars contracted in calendar 2002. This market includes some more mature transient voltage suppression, or TVS, devices such as gas discharge tubes, varistors, and diodes. The major markets targeted for new surge protection devices and technologies, such as those represented by our SurgX technology, and are telecommunication, automotive and computers. Gas discharge tubes, varistors, and diodes are all used as protection from over-voltage transients. Our SurgX technology is a polymer based technology, used to protect against the ESD type over-voltage transients. However, the market for the relatively new polymer type TVS device with the low capaciatance and leakage is an expanding one with sales based on acceptance and device capability.

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

         Varistors are typically used for protection of electronic components from transients generated on the power lines supplying electronic systems. The varistor is bipolar in nature but has the largest capacitance of the common overvoltage protection devices, commonly ranging between 200 to 10,000pF. Newer varistor devices have now appeared on the market with capacitances as low as 5 pF targeted for the ESD protection area. As long as the varistor is large enough, it can handle high currents. Varistors' typical response times cited are slow and current leakages are up to the milliamp range.

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

Primary Market Segment

         Our licensees, Cooper Electronics Technologies and IRISO, have sole responsibility for marketing products using our SurgX technology. The TVS protection function traditionally served by the discrete TVS diode is the primary market targeted by our licensees. This market in total was approximately $ 800 million in calendar 2001 and our licensee believes due to the persistent electronics market slowdown, coupled with downward pricing pressures that the market in total revenue dollars contracted in calendar 2002. The contraction reflects probable caution by the designers due to cost pressure and the reduced willingness to take a chance on a new technology. This market consists of two segments: the low energy high frequency ESD type protection where the SurgX device is optimal in its function and the much lower clamp (trigger voltage) application currently outside the SurgX specification area. Each of these segments generated approximately $ 400 million in total sales in calendar year 2001. This includes the ESD protection part of the varistor market. However, in order to fully participate in this segment, the SurgX device must be designed to be capable of lower trigger and clamp voltage and cycle capability, in addition to higher energy capacity to withstand higher transient pulses. Within these markets the most important use criteria tend to be cost. After cost, the trigger voltage, level of capacitance, response time, size, energy handling and leakage current are important criteria. It is the capacitance and leakage criteria on which the SurgX technology will initially compete. The low capacitance requirement of ESD protection devices in many circuit designs will provide the initial entry into the diode market segment. Our licensees are participating, albeit very limited in scope, in the low price, high volume diode market, since they had found it difficult to achieve product costs competitive with diodes or meet the required electrical performance. However, the high volume, low-cost diode market will provide the most significant opportunity for our licensees and they are currently evaluating electrical enhancement initiatives to be able to compete more effectively in this market.

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

         During fiscal year 2000, all SurgX research and development efforts were transferred to Cooper Electronics Technologies. In fiscal 2002 we reinitiated limited SurgX liquid development activities to support our licensees in improving electrical performance of SurgX products. In order to continue our limited development activities we needed to generate additional funding by entering into new licenses for our SurgX technology. As a result of not entering into new license agreements we terminated our limited development activities as of February 1, 2003.

Competition

         Other than conventional manufacturers of over-voltage transient protective devices, the primary competitor to SurgX technology is a polymer base over-voltage protection product of Littlefuse, Inc. As SurgX components become price competitive and available in high volumes with enhanced electrical performance characteristics, our licensees will attempt to compete with conventional over-voltage transient protection manufacturers such as General Semiconductor, Harris Semiconductor, Inc., Motorola Corp., Siemens Components, Inc., Semtech, Vishay and other manufacturers of varistors and zener diodes. The more broad use of the polymer (SurgX) devices depends on cost, protection performance, packaging format and ability to disseminate the application information to the designers, in that order.

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

         The two foundation patents filed by SurgX in 1995 on manufacturing processes, methods of making the SurgX compositions and SurgX devices have been divided by the U.S. Patent and Trademark Office into 11 different inventions for filings as individual patents. In September 1998, the US patent on the basic method of manufacturing SurgX overvoltage compositions was issued. Four additional basic patents have been filed on other aspects of the SurgX technology, including surface mount devices and connector component designs. A total of 6 US patents have been granted and 1 more has been approved, which will issue as a US patent in mid-2002. Foreign patent filings have been made in 10 countries plus the European countries on the two foundation patents and selected foreign patent filings have been made on the other basic patents. Eleven of the foreign patents have been granted. The remaining US and foreign patents are in process. We believe our patents and patent applications cover significant proprietary art in devices, processes and materials.

         We expect that our licensees will file improvement patent applications with respect to changes and improvements in the SurgX technology. There can be no assurance, however, that such improvement patents will be granted.

         Oryx Ventures, LLC

         We established Oryx Ventures, LLC, a Delaware limited liability company, in May 2000 to act as an investment and management services entity for us. Oryx Ventures is a wholly-owned subsidiary of Oryx and is managed by our employees. Previously, Oryx has contributed investment funds to Oryx Ventures from its existing cash balances. At present, due to a lack of capital and adverse conditions in the capital markets, coupled with the uncertainty of future royalty income from SurgX, we are limiting the activities of Oryx Ventures to supporting primarily one portfolio company, S2 Technologies. In addition, due to the departure of our Chief Financial Officer, we are scaling back on the services we provide to S2 Technologies and other companies. In order to conserve cash resources at Oryx, we have not actively sought new additional investments since September 2000, except for participating in a bridge loan in June 2001 and a Series B Preferred financing in October 2001 and March 2002 and a Series B-1 financing in May 2003 with our portfolio company, S2 Technologies. Oryx will receive all profits and losses from Oryx Ventures, provided that, Philip Micciche Chief Executive Officer of Oryx, Mitchel Underseth, the former Chief Financial Officer of Oryx and Luis Borge, Controller of Oryx will receive an aggregate of 20% of the profits distributed by Oryx Ventures upon liquidation or otherwise and Oryx will receive the balance of such profits.

Currently, Oryx Ventures is providing strategic and management services in several areas of business, including administration, operations, finance, marketing and sales primarily with one portfolio company, S2 Technologies. Oryx Ventures has received equity and cash from S2 Technologies for the management services it is providing.

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

         S2 Technologies, Inc. is actively engaged in business. LOTS Technology, Inc. went out of existence during fiscal 2003. NetConversions significantly curtailed business operations in August 2001.

         LOTS Technology ("LOTS") proprietary technology is a replacement product for the high-end magnetic media drives that can no longer keep pace with the growth in digital data storage. The company, which developed the technology with major funding from government contracts, plans to supply large-volume data storage systems to three broad markets of commercial and government customers, including general purpose computing, networked data storage, digital video and data acquisition system companies. We made a direct investment of $500,000 in this company and have received additional equity in the form of stock options for our senior advisory services. As of April 2001, we had fulfilled our obligations under our management service agreement and are no longer providing any other services. Our total equity ownership in LOTS is approximately 6.5% of total equity outstanding. We recently discovered that LOTS was unsuccessful in raising additional funds and filed for bankruptcy. We fully reserved our $500,000 investment in LOTS during the fourth quarter of fiscal 2001. At present, we do not have any reasonable expectation of recovering our original investment or any return thereon from LOTS.

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

         In August 2000, through Oryx Ventures, we invested $500,000 in Series A Preferred of S2 Technologies. In June 2001, we invested an additional $250,000 in a bridge loan to S2 Technologies. In October 2001, we participated in S2 Technologies' second round, Series B Preferred financing with an investment of $1,105,000, which included conversion of the $250,000 bridge loan and an investment of $855,000 in new funds. In March 2002, we invested an additional $938,000 in Series B Preferred issued by S2 Technologies. In May 2003 we participated in S2 Technologies' Series B-1 Preferred financing with an investment of $200,000.

         The price per share paid by the Company for the S2 Technologies stock in March 2002 was in excess of the net book value per share of the underlying equity in net assets of S2 Technologies, resulting in goodwill of $897,000. This goodwill is included in the Investment balance. Goodwill is reviewed on a periodic basis for impairment. As of February 28, 2003 our total voting ownership of S2 Technologies was approximately 44.2%, and our total ownership on a fully diluted basis, was approximately 40.8%. After our investment in S2 Technologies in May 2003, our total voting ownership of S2 Technologies is approximately 41.7%, and our total ownership on a fully diluted basis, is approximately 38.9%. We are also providing senior management advisory services in exchange for additional equity, in the form of warrants, which is included in the fully diluted ownership mentioned above, in S2 Technologies and cash fees.

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

         Given the limited capital resources of S2 Technologies at the time we made our original investment, we began recognizing losses on our investment in S2 Technologies based upon our pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing, we have been recognizing losses on our investment in S2 Technologies based upon our total equity ownership percentage in S2 Technologies. We have recognized cumulative losses attributable to our ownership of S2 Technologies of $1,858,000 as of February 28, 2003 of which $787,000 and $814,000 are included in loss on investments in fiscal 2003 and 2002, respectively, and impairment losses of $412,000 as of February 28, 2003. At February 28, 2003, S2 Technologies investment, including related goodwill was carried at $200,000. In accordance with paragraph 40 of Statement 142, we have evaluated the carrying value of our ownership interest in S2 Technologies for possible impairment in accordance with paragraph 19(h) of Opinion 18. As a result of S2 Technologies not meeting certain milestones established in fiscal 2003, we recorded an impairment loss of $412,000 for the fiscal year ending February 28, 2003. The method to determine the impairment loss was based upon Oryx's prorata share of S2 Technologies' net realizable value, which consists primarily of net available cash at February 28,

2003. If S2 Technologies does not achieve higher level of sales or cannot obtain needed financing or such financing is dilutive to our equity ownership interest in S2 Technologies, our investment balance of $200,000 as of February 28, 2003 may be subject to additional impairment charges. While S2 Technologies is behind in achievement of its financial plan objectives and milestones and overall market conditions for its products or services have delayed sales, we believe with the success of numerous evaluation engagements and initial sales with large multinational companies, S2 Technologies will be able to raise capital in the future to meet its funding requirements.

         Investors Risks

         Oryx Ventures activity is primarily limited to providing management services to S2 Technologies. Our business strategy with Oryx Ventures involves a number of special risks, including:

         o being deemed as investment company and subjected to the requirements of the Investment Company Act of 1940; and

         o the significant risk associated with investment in small start-up companies, given a very unreceptive financing environment for such companies along with a general downturn in the overall economy.

         We may not be able to successfully address these problems. Moreover, our future operating results will depend to a very large degree on the financial success of our portfolio company S2 Technologies and upon our ability to assist S2 Technologies in becoming cash flow positive or obtaining their follow-on financing, which, in light of current conditions in the capital markets for high-technology companies, is likely to be difficult. In addition, all of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. To date, none of our portfolio companies have met their projected financial targets or provided any return to their investors. These investments have had a negative impact on our financial statements. At present, we are focusing our efforts on S2
Technologies. However, we may not be able to successfully develop S2 Technologies or any of our other portfolio companies and there can be no assurances that we will either recoup our investments or receive any return on our investment in any company in which we have invested.

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



         Our portfolio companies as of February 28, 2003 were:

-----------------------------------------------------------------------------------------------------------------
                              Accounting       Date of Initial   Voting                Derivative Ownership
Company                       Method           Investment        Ownership             from Management Services
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Lots Technologies             Cost Method      July 7, 2000      N/A                   0%
-----------------------------------------------------------------------------------------------------------------
S2 Technologies               Equity Method    July 20, 2000     44.2%                 1.1%
-----------------------------------------------------------------------------------------------------------------
Net
Conversions                   Cost Method      June 19, 2000     N/A                   0%
-----------------------------------------------------------------------------------------------------------------

Costs to  support  Oryx  Ventures  activities  are  primarily  related to salary expenses associated with providing management services to our portfolio companies. As of February 28, 2003 there were two executives providing management services through Oryx Ventures to S2 Technologies. Effective November 30, 2002, Mitchel Underseth, the Company's Chief Financial Officer, left the Company to join S2 Technologies. Currently, Oryx Ventures receives equity and cash fees as payment for providing management services to S2 Technologies.

         Research and Development

         In fiscal year 2000, we transferred all of our SurgX research and development to Cooper Electronics Technologies, a subsidiary of Cooper Bussmann. Cooper Electronics Technologies has funded substantially all research and development activities with respect to SurgX technology for fiscal years 2002 and 2003. The total amount spent by us on research and development activities in fiscal years 2002 and 2003 was $256,000 and $209,000, respectively. In fiscal 2002 we reinitiated limited SurgX research and development activities to support licensees in improving electrical performance of SurgX products. We were not successful in contracting with new licensees for our SurgX technology and terminated all SurgX development activities in February, 2003.

         Regulation and Environmental Matters

         We are subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances. We no longer operate facilities that require practices for controlling and disposing of the limited amount of waste and potentially hazardous materials.

         Employees

         As of April 30, 2003, we employed 2 people on a full-time basis. Our full time employees consist of one executive officer and one administrative employee. Our employees are not covered by any collective bargaining agreements, and we believe our employee relations are satisfactory.

                                  RISK FACTORS

         A purchase of shares of our common stock involves financial risk. In deciding whether to invest, you should carefully consider the following factors, the information contained in our Form 10-KSB/A for the year ended February 28, 2002 and this Form 10-KSB and the other information that we have referred to you.

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

         As of February 28, 2003 we had an accumulated deficit of approximately $25.8 million. We incurred net losses of approximately $2.1 million for the fiscal year ended February 28, 2003 and $1.5 million for fiscal 2002. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher royalty fees to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to generate higher royalty fees, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline. We must raise additional capital no later than July 2003 to continue our business operations. As a result of these circumstances, our independent accountant's report on our consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about Oryx's ability to continue as a going concern.
                                       17

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

         We have shifted the strategic focus of our business from an operating business exploiting our own developed technologies to a licensing and investment and management services business where we intend to use the royalty revenues from our licensed SurgX technology to fund investments by Oryx Ventures in start-up technology companies. However, due to lower than expected royalty payments received by us from licensing our SurgX technology, we have not made additional investments beyond the three portfolio companies we currently have invested in and we have no current plans to make any future investments in companies other than S2 Technologies. Further, our management services business is limited to the services we provide to S2 Technologies. Our business strategy with Oryx Ventures involves a number of special risks, including:

         o  adverse market conditions for development stage companies; and

         o the significant risk associated with investment in small start-up companies, given a very unreceptive financing environment for such companies along with a general downturn in the overall economy.

         We have struggled to successfully address these problems. Our future operating results will depend to a very large degree on the financial success of S2 Technologies and upon our ability to assist S2 Technologies in raising additional funding. All of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. To date, none of our portfolio companies have met their projected financial targets or provided any return to their investors. Our ability to provide further funding to any of these companies is negligible. These investments will continue to have a negative impact on our financial statements, as they have had in the past. Further, we have written down the value of our investment in LOTS and Net Conversions to zero. At present, our primary focus is our investment in S2 Technologies. As of February 28, 2003, we had invested approximately a total of $2.5 million in S2 Technologies; however, the book value of our investment in S2

Technologies is only $200,000 as of February 28, 2003, after recording our equity method share of S2 Technologies' substantial losses and a goodwill impairment loss. We may not be able to successfully develop S2 Technologies and there can be no assurance that we will either recoup our investment or receive any return on our investment in any company we have invested in.

We are dependent on the licensees of our SurgX technology for substantially all of our revenues.

         Our future royalties from the licenses of our SurgX technology are based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees.

         The license agreements for our SurgX technology no longer contain any minimum annual royalty payment requirements and royalty payments are based upon product sales. There can be no assurance that the licensees will pay us any royalties or that these royalty payments will provide enough revenue to continue to support our operations. In the case of Cooper Electronics Technologies, minimum royalty payments through June 2001 had already been satisfied to maintain its exclusive license. However, Cooper Electronics Technologies did not make a $1 million royalty payment due on September 15, 2002 to maintain exclusivity and, at such time, its license of our SurgX technology, pursuant to the terms of the license agreement, automatically became a non-exclusive license. IRISO had notified us that it had elected not to pay the minimum annual royalty for the royalty year ended October 2002. As a result of IRISO's election, the license granted to IRISO converted to a non-exclusive license for Japan for the remaining term of the license agreement. On April 1, 2003, for a one-time fee of $200,000 we executed an amendment to the license agreement granting IRISO a non-exclusive worldwide license. To date, Cooper Electronics Technologies and IRISO have shipped only limited quantities of products incorporating SurgX technology to customers and there can be no assurances that either of these licensees will ever achieve any significant sales revenue for SurgX products. Further, there can be no assurances that Cooper Electronics Technologies or IRISO will continue their respective licenses with us. In the event that either licensee terminates its license with us, we would suffer a material adverse impact on our business and financial condition. We were attempting to find additional licenses of our SurgX technology but were not successful in doing so.

We may not be able to raise sufficient funds to finance our internal operations or investments by Oryx Ventures.

         At present, our primary sources of revenue are from licensing royalties payable by the licensees of our SurgX technology and, to a lesser extent, management service fees from Oryx Ventures. We have made investments in three portfolio companies. However, we currently do not have sufficient funds to finance any further investment in new companies. We anticipate, based on management's internal forecasts and assumptions relating to our operations, that we will need to raise additional capital to satisfy our contemplated cash requirements on or before July 2003. However, unless our existing licensees increase sales of SurgX products which results in increased royalty revenue to us, we will not have sufficient cash generated from operations to continue our business in the period starting August 2003. Our present business plan requires us to raise additional funds. We are in current discussions with respect to sources of additional financing. However, there can be no assurance that we will be successful in obtaining additional financing or that such additional financing would be on terms acceptable to us. As a result of these circumstances, our independent accountants' opinion with respect to our consolidated financial statements included in our Form 10-KSB for the year ended February 28, 2003 includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern.


We may incur significant costs to avoid investment company status and may suffer adverse consequences if deemed to be an investment company.

         We may incur significant costs to avoid investment company status and may suffer other adverse consequences if deemed to be an investment company under the Investment Company Act of 1940. Some equity investments in other businesses made by us may constitute investment securities under the 1940 Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the 1940 Act unless a particular exclusion or Commission safe harbor applies. If we were to be deemed an investment company, we would become subject to the requirements of the 1940 Act. As a consequence, we would be prohibited from engaging in business or issuing our securities as we have in the past and we might be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voidable, and a court-appointed receiver could take control of Oryx and liquidate our business.

         Although our investment securities currently comprise 30% of our assets, fluctuations in the value of these securities or of our other assets may cause this limit to be exceeded. This would require us to attempt to reduce our investment securities as a percentage of our total assets. This reduction could be attempted in a number of ways, including the disposition of our investment securities in S2 Technologies. If we sell investment securities of S2 Technologies, we may sell them sooner than we otherwise would. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, this investment. Moreover, we may not be able to sell this investment due to contractual restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets.

We depend on certain key employees, and the loss of any of those employees may harm our business.

         Our performance is substantially dependent on the performance of Philip Micciche, our President, Chief Executive Officer and Chief Financial Officer. The loss of the services of Mr. Micciche or the key employees of our portfolio companies may harm our business. As of November 30, 2002, Mitchel Underseth, our Chief Financial Officer terminated his employment with Oryx and joined S2 Technologies, one of our portfolio companies. Mr. Micciche has assumed the additional role of Chief Financial Officer, effective as of Mr. Underseth's resignation.

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

We rely on our licensees for research and development in connection with our SurgX technology.

         The development, design and manufacture of technology constantly undergo rapid and significant change. We rely on our licensees, Cooper Electronics Technologies and IRISO, for technological improvements to the SurgX technology. Previously, we had provided limited research and development support for our SurgX technology but we terminated this activity February 1, 2003. Our success will depend upon our licensees' ability to maintain a competitive position with respect to our proprietary and other enhanced technology and to continue to attract and retain qualified personnel in all phases of our licensees' operations. Our business is, to a large degree, dependent upon enhancements to the SurgX technology. Critical to our success and future profitability will be the capacity of our licensees to improve this technology. Product development and enhancement involve substantial research and development expenditures and a high degree of risk, and there is no assurance that these product development efforts will be successful, will be accepted by the market, or that such development efforts can be completed on a cost-effective or timely basis, or that there will be sufficient funds to support development efforts. There can be no assurance that future technological developments by other companies will not render existing or proposed SurgX products uneconomical or obsolete. Furthermore, there can be no assurance that our licensees will continue any research and development activities with respect to our SurgX technology or that, without funding from current or any future licensees, we will have the financial capacity to support any research and development activities with respect to SurgX technology internally. In September 2001, Cooper Electronics

Technologies informed the Company that unless it receives significant orders for its SurgX based products and/or finds other companies willing to share in SurgX development cost, it will significantly curtail or abandon all SurgX related development activities. While they have not yet abandoned development activities, there can be no assurances they will continue any development activities related to SurgX technology in the future. Without the financial support of the licensees of our SurgX technology, we will not have the financial capacity to support and conduct SurgX research and development activities. There can be no assurance that we will receive such support from our licensees.

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

         We rely on our licensees, Cooper Electronics Technologies and IRISO, for substantially all of our SurgX research and development and exclusively for manufacturing of products incorporating our SurgX technology. At present, we do not support manufacturing activities internally or SurgX research and development activities. Our business is significantly dependent upon enhancement and increasing sales of products incorporating the SurgX technology. Such activities involve substantial expenditures and a high degree of risk. At present, we do not have the financial resources, personnel or facilities to support or manufacture products incorporating the SurgX technology. If either Cooper Bussmann or IRISO choose to terminate their license agreement with us, we would not be able to support products incorporating the SurgX technology and the market position of SurgX products as well as our financial results would be materially adversely affected.

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

         Our common stock was delisted from The NASDAQ SmallCap Market effective as of January 10, 2003 due to noncompliance with Nasdaq's minimum stockholders' equity requirement. Our common stock now trades on the OTC Bulletin Board. Delisting of our common stock from The NASDAQ SmallCap Market and trading on the OTC Bulletin Board will likely make it more difficult to trade shares of Oryx common stock and for Oryx to raise funds through an issuance of our stock due to generally limited trading volume on the OTC Bulletin Board and lack of institutional investor interest in and research analyst coverage of stocks traded on the OTC Bulletin Board.

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

         As a result of various other transactions previously entered by us, as of February 28, 2003, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 397,700 shares of common stock. This represents significant additional potential dilution for our existing stockholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these convertible securities, there may be further dilution based on the price at which we issue other securities in the future.

Item 2.  Description of Property.

         We presently operate our businesses in one facility located at 4340 Almaden Expressway, San Jose, California. On August 7, 2001, we entered into an agreement with Hessling-Piper Investments to lease our current offices, a 550 square foot facility in San Jose, California. The monthly rental fee is $1,000.00 and the lease terminates August 10, 2003.

         The property described above is in satisfactory condition for the purpose for which it is used.

Item 3.  Legal Proceedings.

         We know of no material litigation or claims pending, threatened or contemplated to which Oryx is or may become a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

         During the fourth quarter of our fiscal year ended February 28, 2003, no matters were submitted to a vote of security holders.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Since our initial public offering of common stock and warrants on April 6, 1994 until January 9, 2003, our common stock and warrants have traded principally on The NASDAQ SmallCap Market under the symbols "ORYX" AND "ORYXW," respectively. Commencing January 10, 2003, our common stock has traded on the OTC Bulletin Board under the symbol "ORYX.OB." Prior to April 6, 1994, there was no public market for our securities. The following table sets forth the high and low sale prices for our common stock and warrants for the periods indicated, as reported by NASDAQ until January 9, 2003 and the OTC Bulletin Board thereafter. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.


                                         Common Stock
                                      --------------------
                                      High             Low
2002 Fiscal year                      ----             ---
1st Quarter                           $11.25           $  3.50
2nd Quarter                           $  4.90          $  2.25
3rd Quarter                           $  6.25          $  3.20
4th Quarter                           $  6.09          $  3.65

2003 Fiscal year
1st Quarter                           $  4.80          $  1.85
2nd Quarter                           $  2.30          $  1.00
3rd Quarter                           $  1.44          $  0.34
4th Quarter                           $  0.90          $  0.26

         On April 30, 2003 the closing price for our common stock was $0.65 per share. As of April 30, 2003 the number of record holders of our common stock was approximately 89.

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

         The following table summarizes compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of February 28, 2003:

                                        EQUITY COMPENSATION PLAN INFORMATION

                                                                                                Number of securities
                                                    Number of                                    remaining available
                                                 securities to be       Weighted-average         for future issuance
                                                   issued upon           exercise price              under equity
                                                   exercise of           of outstanding           compensation plans
                                                   outstanding              options,            (excluding securities
                                                options, warrants           warrants                 reflected in
                                                    and rights             and rights                 column (a))
                                                       (a)                    (b)                        (c)
                                                -------------------     ------------------     ------------------------
Equity compensation plans approved by               247,839                 $ 14.75                    91,289
security holders
Equity compensation plans not approved by            50,000                 $  4.89                         -
security holders (1)
Total:                                              297,839                 $ 13.09                    91,289

         (1) Warrants issued to Newport Capital Consultants with a weighted-average exercise price of $4.89 per share, issued in connection with a marketing agreement for investor relation services. As of February 28, 2003, these warrants have not been exercised.

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

         Business Segments

         Through  fiscal year 2003, we operated in two main  business  segments:
SurgX, a 97% owned subsidiary, and Oryx Ventures, our investment and management services company. Minority interest of 3% in SurgX is not significant, therefore, it is not reflected in our financial statements. These businesses operate independently and are supported by a corporate segment providing for all administrative, accounting, and financial activities. As noted above in "Description of Business," during fiscal year 1998, we embarked upon a major restructuring program. This resulted in the sale on February 27, 1998 of approximately 80% of our interest in Oryx Instruments and Materials Corporation and the sale on March 2, 1998 of substantially all of the assets and the entire business of Power Products Corporation. As part of the sale of our majority ownership position in Instruments and Materials, we retained certain assets from Instruments and Materials relating to sputtering targets assembly. We sold this remaining business during the second quarter of fiscal 2000, for a cash payment of $400,000. We retained approximately $280,000 in accounts receivable for this business and the purchaser of the business assumed substantially all of the liabilities associated with this business. In November 2002, we received a one time royalty payment for the sale of the Intragene technology and therefore there will be no more revenue in the future related to the Intragene technology. We took these steps to reduce losses and enable us to concentrate on our electrostatic discharge protection business through our SurgX subsidiary.


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

         Consolidation. Companies that we directly or indirectly control are accounted for under the consolidation method of accounting. Under this method, a company's accounts are reflected within its consolidated financial statements and all significant inter-company accounts and transactions are eliminated.

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

         Cost Method. Companies not consolidated or accounted for under the equity method are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in its consolidated statements of operations until dividends are paid.

         Impairment of investments and long-lived assets

         Our long-lived assets include cost and equity method investments and goodwill resulting from our equity method investments. We periodically evaluate the carrying value of our investments for impairment. The fair value of the long-term investments is dependent on the performance of the entities in which we have invested, as well as volatility inherent in the external markets for these investments.

         In assessing potential impairment for these investments and related goodwill we will consider several factors as well as forecasted financial performance of the companies we have invested in. If these forecasts are not met, we may have to record additional impairment charges not previously recognized. During the year ended February 28, 2003, we recognized impairment losses of $412,000 related to our investments in S2 Technologies. In assessing the recoverability of our equity method goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

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

         The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-KSB, which contain accounting policies and other disclosures required by generally accepted accounting principles.

         Consolidated Results of Continuing Operations

         For the fiscal year ended February 28, 2003, revenues from continuing operations decreased $217,000 or 36% from $605,000 for the year ended February 28, 2002 to $388,000 for the year ended February 28, 2003. The decrease in revenue was primarily attributed to a decrease in management services fees generated from Oryx Ventures and decreases in Intragene royalty revenue and SurgX royalty revenue. Oryx Ventures management services fees decreased as a result of limiting our efforts to one portfolio company, S2 Technologies. The decreases in our Intragene royalty revenue was as a result of the continuing decline of the market for the Intragene technology and the decrease in SurgX royalty was due to reduced royalty from our licensee, IRISO as they elected not to pay the annual minimum royalty to maintain its co-exclusivity in Japan. Revenue in the future will be derived primarily from royalties from our SurgX technology and to a lesser extent from management service fees from Oryx Ventures. To date, the market opportunity for our SurgX technology has not met ours or our licensees' expectations and there can be no assurances that our licensees will continue to invest in SurgX related sales, marketing and research and development activities. While both SurgX licensees have recently experience increased interest and orders for SurgX products , there can be no assurances that sales of SurgX products will increase in the future, if at all. Future royalty revenues will be based solely upon the successful sales, marketing, manufacturing and development efforts of our SurgX licensees.

         Cost of sales decreased $59,000 or 29% from $205,000 for the fiscal year ended February 28, 2002 to $146,000 for the year ended February 28, 2003. The decrease is primarily attributable to the elimination of cost associated with providing SurgX liquid to our licensees and to reduction of management services provided by Oryx Ventures.


         Our gross profit decreased $158,000 or 40 % from a gross profit of $400,000 for the fiscal year ended February 28, 2002 to a gross profit of $242,000 for the year ended February 28, 2003. The decrease in gross profit for the year ended February 28, 2003 was primarily attributed to a decrease in Intragene royalty revenue, SurgX royalty revenue and a decrease in management services fees generated from Oryx Ventures.

         General and administrative expenses decreased $124,000 or 11% from $1,085,000 for the fiscal year ended February 28, 2002 to $961,000 for the year ended February 28, 2003. The decrease in general and administrative expenses is attributed to an overall decrease in operating expenses, primarily in professional fees, investor relation expenses and facilities expenses, partially offset by an increase in corporate compensation. We expect the operating expenses to decrease in the future since we are taking steps to reduce overall operating expense.

         Research  and  development  expenses  decreased  $47,000  or  18%  from
$256,000 for the fiscal year ended February 28, 2002 to $209,000 for the year ended February 28, 2003. This decrease is primarily related to lower depreciation expense, recorded last year on research and development equipment which we no longer own, partially offset by an increase in salaries associated with our limited SurgX liquid development activities during fiscal year 2003. Research and development expenditures will decrease during fiscal 2004, since we terminated the development activities related to performance improvements for our SurgX liquid technology in February 2003, limiting future research and development expenses to primarily legal expenses related to patent activities.


         For the fiscal year ended February 28, 2003 we recorded net interest income of $10,000. This compares to $87,000 of net interest income for the fiscal year ended February 28, 2002. The decrease is mainly attributable to lower balances of cash and cash equivalent and lower effective interest rates. We anticipate less interest income in the future since cash and cash equivalent balance and interest rates have decreased.

         Investment loss from Oryx Ventures' activities consists of recognition of losses relating to our percentage ownership share of S2 Technologies. From our original investment in August 2000 through our participation in the S2 Technologies Series B Financing in October 2001, we recognized approximately 71% of S2 Technologies' losses, which reflected our percentage of total capital invested in this company. Subsequent to the S2 Technologies Series B Preferred financing, based on the addition of new investors, Oryx recognized 35% of S2 Technologies' losses that reflects Oryx's percentage of equity ownership in S2 Technologies. After our additional investment in S2 Technologies Series B Preferred financing in March 31, 2002, Oryx recognized 44.3% of S2 Technologies' losses. Since December 2002, we have been recognizing 44.2% of S2 Technologies' losses. Investment loss from Oryx Ventures activities were $787,000 for the fiscal year ended February 28, 2003, compared to $814,000 for the fiscal year ended February 28, 2002. The decrease in investment loss during fiscal year 2003 was due to recognizing lower percentage of losses, partially offset by higher losses recorded by S2 Technologies. At February 28, 2003 the carrying value of our S2 Technologies investment was $200,000.

         In accordance with paragraph 40 of Statement 142, we have evaluated the carrying value of our ownership interest in S2 Technologies for possible impairment in accordance with paragraph 19(h) of Opinion 18. As a result of S2 Technologies not meeting certain milestones established in fiscal 2003, we recorded an impairment loss of $412,000 for the year ending February 28, 2003. The method to determine the goodwill impairment loss was based upon Oryx's prorata share of S2 Technologies' net realizable value, which consists primarily of net available cash at February 28, 2003. If S2 Technologies does not achieve higher level of sales or cannot obtain needed financing or such financing is dilutive to our equity ownership interest in S2 Technologies, our investment balance of $200,000 as of February 28, 2003 may be subject to additional impairment charges. While S2 Technologies is behind in achievement of its financial plan objectives and milestones and overall market conditions for its products or services have delayed sales, we believe with the success of numerous evaluation engagements, and initial orders with large multinational companies, and its recent May 2003 financing round, S2 Technologies will be able to successfully develop its business.

         Mark Underseth, Chief Executive Officer of S2 Technologies, is the brother of Mitchel Underseth, who was the Chief Financial Officer of Oryx until November 30, 2002. Mitchel Underseth did not participate in Oryx's due diligence or negotiations with respect to Oryx's investments in S2 Technologies and abstained from voting or discussion when the Oryx Board of Directors considered this matter. In December 1, 2002, Mitchel Underseth joined S2 Technologies as their Chief Financial Officer.


         We recorded $37,000 as other income during the fiscal year ended February 28, 2003 primarily related to equipment rental income. This compares to $198,000 net other income recorded last year primarily related to equipment rental income and to reversal of accrual associated with business discontinued in fiscal 1998.

         We believe our operating losses will continue through fiscal 2004 as the anticipated royalty revenue from our SurgX and management fees generated from Oryx Ventures will not be sufficient to cover expected expenses for fiscal 2004.

Segment Results

SURGX CORPORATION

                                                    February 28      February 28
(dollars in thousands)                                  2003            2002
--------------------------------------------------------------------------------
Revenues                                                $ 148          $ 200
Cost of sales                                               0             39
                                                        -----          -----
Gross Profit                                              148            161

Operating Expenses                                        209            287
                                                        -----          -----
Operating Loss                                          ($ 61)         ($126)
                                                        =====          =====


         Revenues consisting of SurgX royalty from IRISO were $148,000 for fiscal year ended February 28, 2003 compared to $200,000 recorded for fiscal year ended February 28, 2002. Future SurgX royalties will be based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees, and we have no view of what level of revenue will be achieved in the future, if any at all.

         Cost of sales decreased for the fiscal year ended February 28, 2002 was $39,000 related to cost associated with providing SurgX liquid to our licensee. We no longer have manufacturing cost since our licensees are manufacturing their requirement of SurgX liquid.

         Operating expenses decreased $78,000 or 27%, from $287,000 for the fiscal year ended February 28, 2002 to $209,000 for the year ended February 28, 2003. This decrease is primarily related to depreciation expense recorded last year on research and development equipment which we no longer own, offset by an increase in salaries associated with our limited SurgX liquid development activities during this fiscal year. Research and development expenditures will decrease during fiscal 2004, since we have terminated development activities related to performance improvements for our SurgX liquid technology, limiting expenses primarily to legal expenses related to patent costs.

ORYX VENTURES, LLC

                                          February 28               February 28
(dollars in thousands)                        2003                      2002
--------------------------------------------------------------------------------
Revenues                                    $ 134                     $ 223
Cost of sales                                 146                       166
                                            -----                     -----
  Gross Profit                                (12)                       57

Operating Expenses                             20                       159
                                            -----                     -----
Operating Loss                              ($ 32)                    ($102)
                                            =====                     =====

         Revenues consist of management and consulting fees provided to third party companies in which Oryx Ventures does not have an equity investment and to S2 Technologies, Inc. Revenues for fiscal 2003 decreased $89,000 or 40% to $134,000 for the year ended February 28, 2003 from $223,000 for the year ended February 28, 2002. This decrease is primarily related to reductions in consulting fees provided to third party companies, offset by an increase in management fees from S2 Technologies where we devoted primarily all of our efforts. We will have lower revenue in fiscal 2004 since the scope of services supplied to S2 Technologies has been reduced due to them hiring their own Chief Financial Officer. In addition, we are not actively pursuing new opportunities to charge fees for management services to other companies through Oryx Ventures.

         Cost of sales is directly related to the allocated salaries associated with generating revenues. Gross profit reduction is related to an increase in of cost of sales in relation to the fixed management fees charged to S2 Technologies.

         Operating expenses are primarily related to salaries and travel expenses associated with providing management services to our portfolio companies where we receive equity in lieu of cash remuneration. Operating expenses decreased $139,000 or 87%, from $159,000 for the fiscal year ended February 28, 2002 to $20,000 for the year ended February 28, 2003. The decrease in operating expenses is primarily attributed to the absence of salaries allocated to Oryx Ventures, as a result of discontinuance of investment activities. We anticipate the same level of operating expenses during fiscal 2004.

CORPORATE

                                             February 28         February 28
(dollars in thousands)                          2003                 2002
----------------------------------------------------------------------------

Revenues                                        $ 106               $ 182
Cost of sales                                       0                   0
                                                -----               -----
  Gross Profit                                    106                 182

Operating Expenses                                941                 895
                                                -----               -----
Operating Loss                                  ($835)              ($713)
                                                =====               =====

         Revenue in the corporate business segment consists of royalty from our Intragene technology. Revenue decreased $76,000 or 42% from $182,000 for the year ended February 28, 2002 to $106,000 for the year ended February 28, 2003. The revenue decrease was due to significantly lower sales of carbon targets using our Intragene technology. $70,000 out of the $106,000 recorded as revenue for the year ended February 28, 2003, represents a one time royalty payment for the sale of the Intragene technology and therefore there will be no more revenue in the future related to the Intragene technology.

         The increase in operating expenses from corporate operations of $46,000 or 5% from $895,000 for the fiscal year ended February 28, 2002 to $941,000 for the fiscal year ended February 28, 2003 primarily relates to an increase in corporate compensation due to reduced allocation of salary expense charged to Oryx Ventures as salaries offset by an overall reduction in operating expenses, primarily in professional fees, investor relation expenses and facilities expenses. We expect the operating expenses to decrease in the future since we are taking steps to reduce overall operating expense.

         Liquidity and Capital Resources

         Our working capital decreased $1,702,000 or 84% from a surplus of $2,025,000 at February 28, 2002, to a surplus of $323,000 at February 28, 2003 primarily attributed to cash used for investments by Oryx Ventures and a net loss from operations during fiscal 2003. Our ratio of current assets to current liabilities was 3.5:1 at February 28, 2003 and 10.8:1 at February 28, 2002.

         Net cash used in operations was $724,000 and $644,000 for the years ended February 28, 2003 and 2002, respectively. This represents an increase of $80,000 or 12%. Cash used in operation consisted primarily on operating losses adjusted for non-cash related items, which includes loss on investments, impairment and depreciation. During fiscal 2003, decreases in other current assets, as we collected other receivables for equipment rental, were offset by decrease in accrued liabilities primarily related to lower compensation accruals and lower professional fees accruals.

         Net cash used in investing activities was $946,000 for the fiscal year ended February 28, 2003 compared to net cash used in investing activities of $1,106,000 for fiscal 2002. The net cash used in investing activities for the fiscal year ended February 28, 2003 and 2002 consisted primarily of an investment of $938,000 and $1,105,000, respectively, in S2 Technologies' Series B Preferred Stock by Oryx Ventures. We do not expect to have any material capital expenditures for the year ended February 28, 2004. On May 5, 2003, Oryx Ventures made an additional investment of $200,000 in S2 Technologies. As a result of this latest investment, Oryx now has an equity ownership in S2 Technologies of approximately 38.9% on a fully diluted basis.

         Net cash used in financing activities was $2,000 for the fiscal year ended February 28, 2003. This compares to $497,000 net cash provided by financing activities for the fiscal year ended February 28, 2002. Net cash provided by financing activities for the fiscal year ended February 28, 2002 was primarily attributed to approximately $499,000 in proceeds from a private placement of our common stock in October 2001. On October 31, 2001, Oryx Technology Corp. completed a private placement of 162,338 shares of its common stock at a purchase price of $3.08 per share, resulting in aggregate proceeds to Oryx Technology Corp. of $499,000. The investors also received warrants to purchase 37,975 additional shares of Oryx Technology Corp. common stock at an exercise price of $5.925 per share. The common stock and warrants sold in this private placement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or an exemption from registration requirements.

         We do not have sufficient capital to meet our anticipated working capital requirements through fiscal year 2004. We must raise additional capital through public or private financings or other arrangements in order to have sufficient cash to continue our business operations. Due to recent cost reductions based upon our internal forecast and assumptions, we currently estimate that we will have to cease operations if we do not raise additional funding on or before July 2003. During fiscal year 2003, we were not in compliance with Nasdaq's minimum stockholders' equity requirement to maintain our listing on The NASDAQ SmallCap Market and on January 10, 2003 our stock was delisted from The NASDAQ SmallCap Market and now trades on the OTC Bulletin Board. Delisting of our common stock will make it more difficult for use to issue stock to raise additional funding.

         We are actively exploring financing opportunities, however, there can be no assurance that we will be successful in raising any additional funding at all or in time to meet our financial needs or that any such funding would be on terms acceptable to us or in the best interest of our stockholders. If we cannot raise additional capital on or before July 2003 on acceptable terms, we will not be able to achieve our business objectives and continue as a going concern. As a result of these circumstances, our independent accountants' opinion with respect to our consolidated financial statements included in this Form 10-KSB for the year ended February 28, 2003 includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern.


     Recent accounting pronouncements

         In July 2001, the FASB issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible
Assets." FAS 141 supercedes APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. We adopted FAS 142 on March 1, 2002. We have evaluated the impact of adoption of these standards on our financial position and results of operations and determined that the primary impact is that equity method goodwill is no longer amortized, but that it is still subject to impairment guidelines under APB No. 18. As of February 28, 2003, we have equity method goodwill recorded as a result of our investment in S2 Technologies that is not subject to amortization. This goodwill was generated after June 30, 2001 and as such no amortization was recorded during fiscal 2002. See note 4 for discussion of goodwill impairment recorded in fiscal 2003.

         In October 2001, the FASB issued FAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." FAS No. 144 addresses significant issues relating to the implementation of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of the book value or fair value less cost to sell. Additionally, FAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operation of the entity in a disposal transaction. FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We adopted FAS 144 in fiscal 2003. The implementation of this standard did not have a material impact on our results of operations.

         In May 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. FAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, FAS 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13 although early adoption is permitted. We do not expect the implementation of this standard to have a material impact on our results of operations.

         On July 2002, the Financial Accounting Standards Board (FASB) adopted FASB Statement No. 146 (FAS 146), Accounting for Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.

FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of FAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. We do not expect this standard will have a material impact on our result of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. We will apply the recognition provisions of FIN 45 prospectively to guarantees issued after February 28, 2003. The disclosure provisions of FIN 45 are effective. At February 28, 2003, no guarantees were issued by us and no product warranty liability was recorded by the Company. The Company has included additional disclosures in accordance with FIN45 in Note 9.

         In  December  2002,  the FASB  issued  SFAS No.  148,  "Accounting  for
Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal year 2003. We have included additional disclosures in accordance with SFAS No. 48 in Note 1.


         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the effect that the adoption of FIN 46 will have on our results of operations and financial condition. We expect that the adoption of FIN-46 may have primarily an impact on our investment in S2 Technologies Inc.

Item 7.  Financial Statements.

         The response to this item is submitted in Item 13.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act.

         The names and ages of our directors and executive officers as of February 28, 2003 are as follows:

Name                               Position                                 Age
----                               --------                                 ---
Philip J. Micciche                 President, CEO and Director              69
Andrew Intrater                    Secretary, Treasurer and Director        41
Dr. John H. Abeles                 Director                                 58
Jay M. Haft                        Director                                 67
Doug McBurnie                      Director                                 60

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

         JOHN H. ABELES, M.D. has been a director of Oryx since its organization in July 1993 and served as Chairman of its board of directors from October 1993 until April 1997. Since March 1992, Dr. Abeles has been a General Partner of Northlea Partners Ltd., a private investment partnership headquartered in Boca Raton, Florida. Since 1980, Dr. Abeles has also been President of MedVest, Inc., a business and financial consulting firm. Dr. Abeles serves on the board of directors of I-Flow Corporation, a publicly traded company that manufactures infusion devices, DUSA Pharmaceuticals, Inc., a publicly traded company, which is developing photodynamic therapy products, Encore Medical Corporation, which is an orthopedic implant, concern and Molecular Diagnostics, Inc. f.k.a. Ampersand Medical Inc., which is researching medical diagnostic equipment. Dr Abeles received his Medical degree and a degree in Pharmacology from the University of Birmingham, England, in 1970.

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

Board Committees and Meetings

Board of Directors

         During the fiscal year ending February 28, 2003, there were seven meetings of the board of directors. Each board member attended 86% or more of the aggregate of the meetings of our board of directors and the meetings of all committees of the board of directors on which he served, except for a former director who attended 33% of such meetings.

Compensation Committee

         The compensation committee was established on March 28, 1995. The members of the compensation committee are Dr. John H. Abeles and Jay M. Haft, none of whom is an employee of Oryx. The compensation committee makes recommendations with respect to compensation of senior officers and granting of stock options and stock awards. The compensation committee met once during the fiscal year ended February 28, 2003.

Audit Committee

         The audit committee was established on March 28, 1995. The audit committee is composed of three members and operates under a written charter adopted by the board of directors. The responsibilities of the audit committee are contained in the Audit Committee Report filed with our proxy statement. The audit committee during fiscal year 2003 consisted of Andrew Intrater, John Abeles and Doug McBurnie. Mr. Abeles and Mr. McBurnie are "independent," as defined by Oryx policy and the National Association of Securities Dealers, Inc. listing standards. The board has determined to appoint one director to the audit committee who is not "independent" as defined by Oryx policy and the applicable listing standards. All other audit committee members are independent. Andrew Intrater serves as the Secretary and Treasurer of Oryx and, therefore, is not independent. The board has determined to appoint Mr. Intrater as an audit committee member because of his specific business experience relative to Oryx's business. The board has further determined that Mr. Intrater's position with Oryx will not interfere with his providing impartial advice to the audit committee and that Mr. Intrater's service on the audit committee is in the best interests of Oryx and its stockholders. The audit committee met once every quarter during the fiscal year ended February 28, 2003.

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

         To our knowledge, based solely on a review of the copies of such reports and amendments thereto furnished to us and written representations from the reporting persons that no other reports were required during the fiscal year ended February 28, 2003, we believe that all Section 16(a) filing requirements applicable to the officers, directors and greater than 10% beneficial owners of Oryx were complied with during the fiscal year ended February 28, 2003.

Item 10. Executive Compensation.

Cash Compensation

         The following table sets forth the total compensation earned by the Chief Executive Officer and the other executive officers of Oryx whose total salary and compensation exceeded $100,000 for services rendered in all capacities for the year ended February 28, 2003, February 28, 2002 and February 28, 2001.

                                      Summary Compensation Table

Name and                    Fiscal                                        Other Annual          All Other
Principal Position          Year        Salary          Bonus             Compensation          Compensation
------------------          ------      ------          -----             ------------          ------------
Philip Micciche,            2003        $186,670        $   --            $  7,515 (1)          $       --
President & Chief           2002        $176,000        $   --            $  7,142 (1)          $       --
Executive Officer           2001        $176,000        $   --            $  6,228 (1)          $       --


Mitchel Underseth           2003        $154,808        $   --            $   --                 $  22,900 (2)
Chief Financial             2002        $ 90,500        $   --            $   --                 $      --
Officer                     2001        $ 90,500        $   --            $   --                 $      --

         (1) All other compensation consists of vehicle allowance provide to Mr. Micciche

         (2)  Severance   payment  to  Mr.   Underseth  at  termination  of  his
              employment with Oryx.

         The following table sets forth as to the Chief Executive Officer and each of the executive officers named under the Summary Compensation Table, certain information with respect to options to purchase shares of common stock of Oryx as of and for the year ended February 28, 2003. We did not grant any options to officers for the fiscal year ended February 28, 2003.

                             Year and Fiscal Year-End Option SAR/Values

                                                                         Number of              Value of unexercised
                                                                         unexercised            in-the-money
                                                                         Options/SARS at        Options/SARS
                             Shares                                      FY-end (#)             at FY-end ($)
                             Acquired on         Value                   exercisable/           exercisable/
Name                         Exercise (#)        Realized ($)            unexercisable          unexercisable(1)
----                         ------------        ------------            -------------          ----------------
Philip Micciche                  -                   -                   88,003 / 0             0/0
Andrew Intrater                  -                   -                   40,565/  4,000         0/0
--------------------------------------------------------------------------------------------------------------------

         (1) Calculated on the basis of the closing price of $0.45 per share on February 28, 2003 minus the exercise price.

Employment Agreements

         We entered into an employment agreement dated as of April, 2002 with Mr. Philip Micciche, Chief Executive Officer, terminable by either party, providing for annual compensation of $200,004 to Mr. Micciche from March 1, 2002 through February 28, 2004. Bonuses or incentive compensation and additional stock option grants may be paid or granted in the sole discretion of the board of directors. In the event Mr. Micciche is terminated without cause by us, he will receive all compensation and benefits for the remaining term of the employment agreement. Starting January 1, 2003, Micciche agrees to permanently defer $6667 per month and the total amount deferred is payable only when Oryx Technology is profitable for two consecutive quarters. The payable condition will terminate on December 30, 2007. The deferral period will end February 29, 2004 or sooner if directed by the Board of Oryx.

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

Description of Incentive and Nonqualified Stock Option Plan

         On March 3, 1993, we adopted the incentive and nonqualified stock option plan, or the plan, pursuant to which, 362,500 shares of common stock have been reserved for issuance to officers, directors, employees and consultants of Oryx upon exercise of options granted under the plan. The plan terminated on March 3, 2003 and no additional options will be granted under this plan. The primary purpose of the plan is to attract and retain capable executives, employees, directors, advisory board members and other consultants by offering such individuals a greater personal interest in our business by encouraging stock ownership. Options granted under the plan may be designated as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 or nonstatutory options. The plan is administered by a compensation committee of the Board of Directors consisting of outside members of the board of directors which will determine, among other things, the persons to be granted options, the number of shares subject to each option and the option price. The exercise price of any incentive stock option granted under the plan must be equal to the fair market value of the shares on the date of grant, and with respect to persons owning more than 10% of the outstanding common stock, the exercise price may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the shares underlying such options, and the term of such nonqualified options may not extend beyond ten years and one week. No incentive stock option may be exercisable more than ten years after the date of grant, except for optionees who own more than 10% of the our common stock, in which case the option may not have a term greater than five years. The compensation committee has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option.

         There are issued and outstanding options to purchase an aggregate of 226,839 shares of common stock pursuant to the plan. The following officers and key employees of Oryx have previously been granted options under the plan at the weighted-average exercise prices described below as of April 30, 2003:

                           Number                               Average Exercise
Name                       of Shares                            Price
----                       ---------                            ----------------
Philip Micciche            88,003                               $        14.491
Andrew Intrater            44,565                               $        14.949


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

Subsidiary Stock Plans

         In November 1995, our subsidiary, SurgX Corporation, adopted a stock option plan under which the board of directors of SurgX granted options to management to purchase Class B common shares in the subsidiary at the fair market value of such shares as determined by the SurgX board of directors. Class B common shares authorized for issuance in SurgX are identical to the 10,000,000 shares of Class A common shares owned by us, except that the Class A common shares possess a liquidation preference. 1.5 million shares of SurgX Class B common shares are available for issuance under this stock plan. Such options are not transferable except in the event of a public offering of the subsidiary's stock, and may be re-purchased by us at our option. Grants under the plan are for amounts, vesting periods and option terms established by the SurgX board of directors. As of April 30, 2003, there were no outstanding SurgX stock options.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the beneficial ownership of the our common stock as of April 30, 2003

         o by each person who is known to us to be the owner of more than 5% of our common stock;

         o  by each of our directors;

         o  by each of our executive officers; and

         o  by all directors and executive officers of Oryx as a group.

         As of April 30, 2003, there were issued and outstanding 1,836,335 shares of our common stock.

                                           Number of Shares of
Name and Address                           Common Stock                     Percent of Common Stock
or Identity of Group                       Beneficially Owned               Outstanding
--------------------                       -------------------              -----------------------
Philip J. Micciche (1)                          88,003                               4.8%
1100 Auburn Street
Fremont, CA  94538

Andrew Intrater (2)                             67,148                               3.6%
1100 Auburn Street
Fremont, CA  94538

Dr. John Abeles (3)                             56,933                               3.1%
2365 Northwest 41st Street
Boca Raton, FL  33431

Jay M. Haft (4)                                 16,265                                  *
1001 Brickell Bay Dr, 9th Fl.
Miami, FL 33131

Doug McBurnie (5)                               6,500                                   *
18346 You Bet Road
Grass Valley, CA 95945

Windstar Investments N.V. (6)                  108,422                               5.9%
200 East Broward Blvd.,
Suite 1900
Fort Lauderdale, FL  33302

VMR High Octane Fund (7)                       144,306                              7.9%
c/o Meespierson Fund Services
18-20 North Quay
Douglas, Isle of Man 1M991M

Crenshaw Investments (8)                       128,200                               7.0%
c/o Moore Stephens
L'Estoil Bloc C 31 Avenue
Princess Grace
MC98000 Monaco

All executive officers and                      234,849                             12.8%
Directors as a group (5 persons)
(9)

         *    Represents less than 1% of the outstanding shares

         (1) Represents shares subject to stock options exercisable as of April 30, 2003 or within 60 days thereafter.

         (2) Includes 26,583 shares of common stock held by Mr. Intrater. Also includes 40,565 shares subject to stock options exercisable as of April 30, 2003 or within 60 days thereafter.

         (3) Includes 35,942 shares of common stock held by Northlea Partners Ltd. of which Dr. Abeles is the General Partner. Also includes 938 shares of common stock issuable upon exercise of certain bridge warrants. Includes 3,775 shares of common stock issuable upon conversion of warrants, held by Northlea Partners. Includes 2,278 shares of common stock issuable upon exercise of certain private placement warrants. Also includes 14,000 shares subject to stock options exercisable as of April 30, 2003 or within 60 days thereafter.

         (4) Includes 14,000 shares subject to stock options exercisable as of April 30, 2003 or within 60 days thereafter. Also includes 2,265 shares of common stock issuable upon conversion of warrants.

         (5) Represents shares subject to stock options exercisable as of April 30, 2003 or within 60 days thereafter.

         (6) Includes 50,755 shares of common stock issuable upon conversion of warrants.

         (7) Includes 11,393 shares of common stock issuable upon exercise of certain private placement warrants.

         (8) Includes 24,304 shares of common stock issuable upon exercise of certain private placement warrants.

         (9) Includes an aggregate of 172,324 shares issuable upon exercise of warrants and stock options and conversion of Preferred Stock, included pursuant to notes (1)-(11).


Item 12.          Certain Relationships and Related Transactions

         In July 1998, we extended an unsecured loan in the aggregate principal amount of $35,000 to Mitchel Underseth, Chief Financial Officer and a director of the Oryx pursuant to the terms of a promissory note. The note bears interest at a rate of 7% per annum and was paid in full on November 15, 2002.

         Oryx paid legal costs incurred by Philip Micciche, our Chief Executive Officer, and Mitchel Underseth, our former Chief Financial Officer, in connection with Comdisco, Inc. v. Micciche, Underseth, et al filed in Santa Clara County Superior Court, in which Messrs. Micciche and Underseth have been named, individually, as defendants. At our request, Messrs. Micciche and Underseth were named as advisors to DAS Devices, Inc. prior to its acquisition by Applied Magnetics in order to attempt to maximize our equity investment in DAS Devices. Messrs. Micciche and Underseth were named as defendants in a lawsuit brought by Comdisco, Inc. in connection with alleged defaults under a leasing agreement between Comdisco and DAS Devices. Oryx had paid an aggregate of $68,020 in legal expenses in connection with this matter. In May 28, 2002, we received $47,000 from our insurance carrier as reimbursement of our legal expenses related to this matter. This lawsuit has been settled.

         Through Oryx Ventures, we invested a total of $2,542,500 in Preferred Stock of S2 Technologies from July 2000 through February 2003. Mark Underseth, Chief Executive Officer of S2 Technologies is the brother of Mitchel Underseth, our former Chief Financial Officer. While acting as Chief Financial Officer of Oryx, Mitchel Underseth did not participate in Oryx's due diligence or negotiation with respect to Oryx's investments in S2 Technologies and abstained from voting or discussion when the Oryx Board of Directors considered this matter. Mitchel Underseth is currently Chief Financial Officer for S2 Technologies.

         In addition, Mr. Micciche provides certain management services to S2 Technologies in exchange for cash and warrants to purchase common stock in S2 Technologies. S2 Technologies issued warrants to purchase 700,000 shares of common stock for $0.001 per share, of which 466,666 were exercised on April 01, 2002. As of February 28, 2003, there were 233,334 shares were outstanding, of which 145,834 were vested. . We have recorded $76,000 of revenue during fiscal 2003 related to the cash portion of the services provided, but has not recorded any amounts related to the warrants, as the recoverability of the amount is not considered probable for revenue recognition purpose.

Item 13.          Exhibits and Reports on Form 8-K.

         (a)      Financial Statements and Schedules

         The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

         (b)      Reports on Form 8-K

         We filed two reports on Form 8-K with the Commission during the fiscal quarter ended February 28, 2003. On December 5, 2002, we filed a report on Form 8-K to report that Mitchel Underseth had terminated his employment as Chief Financial Officer and resigned as a director of Oryx. On January 15, 2003, we filed a report on Form 8-K to report that our common stock had been delisted from The NASDAQ SmallCap Market.

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

10.62    Amendment to Promissory Note for Mitchel  Underseth dated July 15, 2000
         (19)

10.63 Market Access Program Marketing Agreement dates as of July 7, 2001 by and between the Registrant and Newport Capital Consultants, Inc. (21)

10.64 Convertible Promissory Note dated June 2001 payable by S2 Technologies to the Registrant (21)

10.65 Common Stock and Warrant Purchase Agreement dated October 31, 2001 by and between the Registrant and the Purchasers named therein (22)

10.66 S2 Technologies, Inc. Series B Preferred Stock Purchase Agreement dated October 18, 2001 by and between S2 Technologies, Inc., the Registrant and the other Purchasers named therein (22)

10.67 Employment Agreement dated as of February 28, 2002 by and between the Registrant and Philip J. Micciche (23)

10.68 Amended and Restated Operating Agreement for Oryx Ventures, LLC dated as of February 28, 2002 (23)

10.69 Amendment No. 2 to S2 Technologies, Inc. Series Preferred Stock Purchase Agreement dated January 15, 2002 (24)

10.70 Amendment No. 3 to S2 Technologies, Inc. Series B Preferred Stock Purchase Agreement dated March 18, 2002 (24)

10.71 Termination and Purchase Agreement by and between the Registrant and Oryx Advanced Materials, Inc. dated as of November 11, 2002 (25)

10.72 Termination of Employment Agreement by and between the Registrant and Mitchel Underseth dated as of November 27, 2002 (25)

10.73 Amendment to Employment Agreement dated December 23, 2002 by and between the registrant and Philip J. Micciche.*

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

(24) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.

(25) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended November 30, 2002.

Item 14. Controls and Procedures.

         Based on his evaluation of the Company's controls and procedures conducted within 90 days of filing this report on Form 10-KSB, our Chief Executive Officer, who is also our Chief Financial Officer, has concluded that Oryx's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in Oryx's internal controls or in other factors that could significantly affect those controls subsequent to the date of his evaluation.

Item 15. Principal Accountant Fees and Services

(1) Audit Fees. The aggregate fees billed to us for the years ended February 28, 2003 and February 28, 2002 for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB were $62,000 and $72,000, respectively.

(2) Audit-Related Fees. There were no fees billed to us for the years ended February 28, 2003 and February 28, 2002 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item (1) above.

(3) Tax Fees. The aggregate fees billed to us for the years ended February 28, 2003 and February 28, 2002 for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning were $15,000 and $25,000 respectively.

(4) All Other Fees. There were no other fees billed to us for the years ended February 28, 2003 and February 28, 2002 for products and services provided by our principal accountant, other than the services reported in Items (1) through
(3) above.

(5) Our audit committee pre-approves all auditing and tax services to be provided by our principal accountant on an annual basis prior to entering into an engagement with our principal accountant for such services. All other non-audit services, if any, must be pre-approved by our audit committee on a case by case basis. All services described in Items (1) through (4) above were pre-approved by our audit committee.

(6) All of the hours expended on our principal accountant's engagement to audit our financial statements for the fiscal year ended February 28, 2003 were attributed to work performed by our principal accountant's full time, permanent employees.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on this 29th day of May 2003.

                              ORYX TECHNOLOGY CORP.


                                          By: /s/ Philip J. Micciche
                                              -----------------------
                                              Philip J. Micciche,
                                              President, Chief Executive Officer
                                              and Chief Financial Officer

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature                                Title                                                    Date

/s/ Philip J. Micciche                   President, Chief Executive Officer,                      May 29, 2003
----------------------                   Chief Financial Officer and Director (Principal
Philip J. Micciche                       Executive Officer,
                                         Principal Financial Officer and Principal
                                         Accounting  Officer)


/s/ Andrew Intrater                      Secretary, Treasurer                                     May 29, 2003
-------------------                      and Director
Andrew Intrater


/s/ John H. Abeles                       Director                                                 May 29, 2003
------------------
John H. Abeles


/s/ Jay M. Haft                          Director                                                 May 29, 2003
---------------
Jay M. Haft

I, Philip J. Micciche, certify that:

1. I have reviewed this annual report on Form 10-KSB of Oryx Technology Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003

                                              /s/ Philip J. Micciche
                                              ----------------------
                                              Philip J. Micciche,
                                              President, Chief Executive Officer
                                              and Chief Financial Officer

Oryx Technology Corp.
Index to Consolidated Financial Statements
February 28, 2003 and February 28, 2002
--------------------------------------------------------------------------

                                                                      Page
                                                                      ----
Report of Independent Accountants..................................... F-2

Consolidated Balance Sheets at February 28, 2003
      and February 28, 2002........................................... F-3

Consolidated Statements of Operations for the
      years ended February 28, 2003 and February 28, 2002 ............ F-4

Consolidated Statement of Stockholders' Equity for the
      years ended February 28, 2003 and February 28, 2002............. F-5

Consolidated Statements of Cash Flows for the
      years ended February 28, 2003 and February 28, 2002............. F-6

Notes to Consolidated Financial Statements............................ F-7

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Oryx Technology Corp.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Oryx Technology Corp. and its subsidiaries at February 28, 2003 and February 28, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


PricewaterhouseCoopers LLP


San Jose, California
May 9, 2003


Oryx Technology Corp.
Consolidated Balance Sheets
---------------------------------------------------------------------------------------------------------------------
              Assets                                                                 February 28,       February 28,
                                                                                         2003                2002
                                                                                     ------------        ------------
Current assets:
  Cash and cash equivalents                                                          $    381,000        $  2,053,000
  Accounts receivable, net of allowance for doubtful
    accounts of $34,000 and $34,000                                                         5,000              14,000
  Other current assets                                                                     66,000             164,000
                                                                                     ------------        ------------
    Total current assets                                                                  452,000           2,231,000

Property and equipment, net                                                                 8,000               6,000
Investments                                                                               200,000             520,000
                                                                                     ------------        ------------
                                                                                     $    660,000        $  2,757,000
                                                                                     ============        ============

              Liabilities, Mandatorily Redeemable Convertible
                  Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable                                                                   $     12,000        $     10,000
  Accrued liabilities                                                                     117,000             196,000
                                                                                     ------------        ------------
    Total current liabilities                                                             129,000             206,000

Commitments and Contingencies (Note 9)

Series A 2% mandatorily convertible redeemable Preferred Stock $0.001 par value;
    3,000,000 shares authorized; 750 and 3,750 shares issued and outstanding
    at February 28, 2003 and 2002, respectively                                            18,000              89,000

Stockholders' equity:
  Common Stock, $0.001 par value; 25,000,000 shares
    authorized; 1,836,335 and 1,832,834  issued and oustanding
    at February 28, 2003 and 2002, respectively                                            18,000              18,000
Additional paid-in capital                                                             26,266,000          26,133,000
Accumulated deficit                                                                   (25,771,000)        (23,689,000)
                                                                                     ------------        ------------
      Total stockholders' equity                                                          513,000           2,462,000
                                                                                     ------------        ------------
                                                                                     $    660,000        $  2,757,000
                                                                                     ============        ============

              The accompanying notes are an integral part of these
                             financial statements.

Oryx Technology Corp.
Consolidated Balance Sheets
--------------------------------------------------------------------------------------------------
                                                                     Year Ended        Year Ended
                                                                    February 28,      February 28,
                                                                        2003              2002
                                                                    -----------       -----------
Revenue:
   Services                                                         $    58,000       $   197,000
   Services to related parties                                           76,000            26,000
   Other                                                                254,000           382,000
                                                                    -----------       -----------
                                                                        388,000           605,000
                                                                    -----------       -----------
Cost of Sales:
   Services                                                              42,000           133,000
   Services to related parties                                          104,000            33,000
   Other                                                                   --              39,000
                                                                    -----------       -----------
                                                                        146,000           205,000
                                                                    -----------       -----------
    Gross profit                                                        242,000           400,000
                                                                    -----------       -----------
Operating expenses:
   General and administrative                                           961,000         1,085,000
   Research and development                                             209,000           256,000
                                                                    -----------       -----------
    Total operating expenses                                          1,170,000         1,341,000
                                                                    -----------       -----------

Loss from operations                                                   (928,000)         (941,000)

Interest income, net                                                     10,000            87,000
Loss on investments, net                                               (787,000)         (814,000)
Goodwill impairment                                                    (412,000)             --
Other income (expenses)                                                  37,000           198,000
                                                                    -----------       -----------

Net loss                                                             (2,080,000)       (1,470,000)
Preferred stock dividends                                                (2,000)           (2,000)
                                                                    -----------       -----------
    Net loss attributable to Common Stock                           $(2,082,000)      $(1,472,000)
                                                                    ===========       ===========

Basic and diluted net loss per common share                         $     (1.14)      $     (0.85)
                                                                    ===========       ===========

Weighted average common shares used to compute basic and
   diluted net loss per share                                         1,834,000         1,724,000
                                                                    ===========       ===========

              The accompanying notes are an integral part of these
                             financial statements.


Oryx Technology Corp.
Consolidated Statement of Stockholder's Equity
-------------------------------------------------------------------------------------------------------------------

                                                              Common Stock        Additional
                                                      --------------------------   Paid-In       Accumulated
                                                        Shares       Amount        Capital         Deficit          Total
                                                      ---------   ------------   ------------   ------------    ------------
Balance at February 28, 2001                          1,670,496   $     17,000   $ 25,587,000   $(22,217,000)   $  3,387,000


Issuance of Common Stock in private placement           162,338          1,000        498,000           --           499,000

Issuance of stock options in exchange for services         --             --           48,000           --            48,000

Net Loss                                                   --             --             --       (1,470,000)     (1,470,000)

Preferred Stock dividend                                   --             --             --           (2,000)         (2,000)
                                                      ---------   ------------   ------------   ------------    ------------
Balance at February 28, 2002                          1,832,834         18,000     26,133,000    (23,689,000)      2,462,000


Issuance of stock options in exchange for services         --             --           62,000           --            62,000

Conversion of Preferred Stock to Common Stock             3,501           --           71,000           --            71,000

Net Loss                                                   --             --             --       (2,080,000)     (2,080,000)

Preferred Stock dividend                                   --             --             --           (2,000)         (2,000)
                                                      ---------   ------------   ------------   ------------    ------------
Balance at February 28, 2003                          1,836,335   $     18,000   $ 26,266,000   $(25,771,000)   $    513,000
                                                      =========   ============   ============   ============    ============

              The accompanying notes are an integral part of these
                             financial statements.


Oryx Technology Corp.
Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------------

                                                                                       Year Ended      Year Ended
                                                                                       February 28,   February 28,
                                                                                           2003           2002
                                                                                       -----------    -----------
Cash flows from operating activities:
  Net loss                                                                             $(2,080,000)   $(1,470,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on investments                                                                    787,000        814,000
    Goodwill impairment                                                                    412,000           --
    Loss from asset disposition                                                               --            6,000
    Depreciation and amortization                                                            6,000        124,000
    Provisions for doubtful accounts receivable                                               --           34,000
    Non-cash stock compensation                                                             62,000         48,000
      Changes in assets and liabilities
        Accounts receivable                                                                 68,000         12,000
        Other current assets                                                                98,000        (38,000)
        Other assets                                                                          --            1,000
        Accounts payable                                                                     2,000        (19,000)
        Accrued liabilities                                                                (79,000)      (156,000)
                                                                                       -----------    -----------
            Net cash used in operations                                                   (724,000)      (644,000)
                                                                                       -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                                                      (8,000)        (4,000)
  Proceeds from assets disposition                                                            --            3,000
  Purchase of Investments                                                                 (938,000)    (1,105,000)
                                                                                       -----------    -----------
            Net cash used in investing activities                                         (946,000)    (1,106,000)
                                                                                       -----------    -----------

Cash flows from financing activities:
  Proceeds from sale of Common Stock                                                          --          499,000
  Payment of dividends on Preferred Stock                                                   (2,000)        (2,000)
                                                                                       -----------    -----------
            Net cash (used in) provided by financing activities                             (2,000)       497,000
                                                                                       -----------    -----------
Net decrease in cash and cash equivalents                                               (1,672,000)    (1,253,000)
Cash and cash equivalents at beginning of period                                         2,053,000      3,306,000
                                                                                       -----------    -----------
Cash and cash equivalents at end of period                                             $   381,000    $ 2,053,000
                                                                                       ===========    ===========

              The accompanying notes are an integral part of these
                             financial statements.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1. The Company

         During fiscal 2000, Oryx Technology Corp. ("Oryx" or the "Company"), a Delaware corporation, and its subsidiaries completed its strategic repositioning of the Company to a licensing entity. During fiscal 2001, the Company established a subsidiary, Oryx Ventures, LLC, to act as an investment and management services entity. At February 28, 2003, the Company was primarily involved in the business of licensing its proprietary SurgX technology and providing capital and management services to early stage development companies. The Company transferred the research and development of its SurgX electrostatic discharge protection technology -- SurgX liquid manufacturing processes and know-how to its licensees. As of such date, the Company's primary activity associated with early stage companies was providing management services. Although the Company has made several investments in several early stage companies it has neither the intention nor the resources to regularly buy and sell such investments. Thus, investing does not constitute a major part of the Company's ongoing operations and the activities of Oryx Ventures are now primarily limited to management services.

         Liquidity

         From inception through February 28, 2003, the Company has incurred substantial losses and negative cash flows from operations and, as of February 28, 2003, the Company had an accumulated deficit of $25,771,000. For the year ended February 28, 2003, the Company recorded a net loss of $2,082,000 and cash outflows from operating activities of $724,000.

         The Company does not have sufficient capital to meet its anticipated working capital requirements through fiscal year 2004. The Company must raise additional capital through public or private financings or other arrangements in order to have sufficient cash to continue its business operations. The Company is actively exploring financing opportunities however, there can be no assurance that it will be successful in raising any additional funding at all or in time to meet its financial needs or that any such funding would be on terms acceptable to the Company or in the best interest of its stockholders. If the Company cannot raise additional capital on or before July 2003 on acceptable terms, it will not be able to achieve its business objectives and continue as a going concern.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.


2. Summary of Significant Accounting Policies

     Basis of presentation

         The Company's fiscal year ends on the last day of February. The year ended February 28, 2003 is referred to as fiscal 2003.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

         All transactions are denominated in U.S. dollars. Significant customers who represented 10% or more of revenue for the respective periods were as follow:

                                               Year Ended          Year Ended
                                              February 28,        February 28,
                                                 2003                 2002

Iriso Electronics, Co. LTD                        38%                 33%
Oryx Advanced Materials, Inc                      27%                 30%
S2 Technologies, Inc                              20%                  4%
Cogency Software, Inc                             15%                  9%
Aptix Corporation                                  0%                 21%

     At February 28, 2003 and 2002, one and two customers, respectively, accounted for 100% of accounts receivable.

     Fair value of financial instruments

         Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their fair value due to their relative short maturities and based upon comparable market information available at the respective balance sheet dates. The Company does not hold or issue financial instruments for trading purpose.

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

     Allowance for doubtful accounts

         The Company maintains an allowance for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company evaluates its allowance for doubtful accounts based on the ageing of its accounts receivable, the financial condition of its customers and their payment history, its historical write-off experience and other assumptions.

     Income taxes

         Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The benefits from utilization of net operating loss carryforwards will be reflected as part of the income tax provision if and when realizable.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Net loss per share

         Basic and diluted earnings per share for the periods presented have been computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Due to the net losses from continuing operations incurred in fiscal 2003 and 2002, all common stock equivalents (options, warrants and preferred stock) outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share in fiscal 2003 or 2002. Anti-dilutive securities and common stock equivalents at February 28, 2003 which could be dilutive in future periods include common stock options to purchase 247,839 shares of common stock, warrants to purchase 148,954 shares of common stock, 750 shares of Series A preferred stock which may be converted into 875 shares of common stock and subsidiary stock options to purchase 14,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.

     Comprehensive Income

         Comprehensive income includes all changes in equity during a period from non-owner sources including unrealized gains and losses on available-for-sale securities. There is no difference between net loss attributable to common stock and comprehensive loss for all periods presented.

     Stock-based compensations

         The Company accounts for stock-based employee compensation arrangements using the intrinsic value method prescribed in APB 25 "Accounting for stock issued to employees" and related interpretations and, accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the stock option exercise price. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 ("FIN
28"). Under SFAS No. 123 and EITF 96-18, stock options awards issued to nonemployees are accounted for at their fair value using the Black-Scholes option pricing method. The fair value of each non employee stock option or award is remeasured at each period end until a commitment date is reached, which is generally the vesting date.

         Had compensation cost for all the Plans been determined based on the fair value of each stock option on its grant date, as prescribed in SFAS 123, the Company's net loss and net loss per share in fiscal 2003 would have as follows:

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                 Year Ended     Year Ended
                                                 February 28,   February 28,
                                                     2003           2002
                                                -------------    -----------
Net loss reported                               $  (2,082,000)   $(1,472,000)

Stock-based employee compensation expense
determined under fair value for all awards           (155,000)      (302,000)
                                                -------------    -----------
Pro forma net loss                              $  (2,237,000)   $(1,774,000)
                                                =============    ===========

Reported net loss per share                     $       (1.14)   $     (0.85)
                                                =============    ===========
Pro forma net loss per share                    $       (1.22)   $     (1.03)
                                                =============    ===========

         During fiscal 2003, there were no options granted. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during fiscal 2002: dividend yields of 0%, expected volatility of 111%, risk-free interest rate of 3.92% and a weighted average expected option term of five years. The weighted average fair value of options granted during fiscal year 2002 was $2.96. The weighted average fair value of options to purchase common shares of the Company's subsidiaries were not material during fiscal years 2003 and 2002.

     Other income (expense)

         The Other income (expense) in fiscal 2003 and 2002 includes equipment rental income that is recognized when contractually payable and collection is probable.

     Recent accounting pronouncements

         In July 2001, the FASB issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible
Assets."  FAS  141  supercedes   APB  16  and  eliminates   pooling-of-interests
accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company adopted FAS 142 on March 1, 2002. The Company has evaluated the impact of adoption of these standards on its financial position and results of operations and determined that the primary impact is that equity method goodwill is no longer amortized, but that it is still subject to impairment guidelines under APB No. 18. As of February 28, 2003, the Company has equity method goodwill recorded as a result of its investment in S2 Technologies that is not subject to amortization. This goodwill was generated after June 30, 2001 and as such no amortization was recorded during fiscal 2002. See Note 4 for discussion of goodwill impairment recorded in fiscal 2003.

         In October 2001, the FASB issued FAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." FAS No. 144 addresses significant issues relating to the

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

implementation of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of the book value or fair value less cost to sell. Additionally, FAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operation of the entity in a disposal transaction. FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company adopted FAS 144 in fiscal 2003. The implementation of this standard did not have a material impact on the Company's results of operations.

         In May 2002, the FASB issued FAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS No. 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. FAS No. 145 amends FASB Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. In addition, FAS 145 makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is effective for fiscal years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13 although early adoption is permitted. The Company does not expect this standard will have a material impact on the Company's results of operations.

         In July 2002, the Financial Accounting Standards Board (FASB) adopted FASB Statement No. 146 (FAS 146), Accounting for Exit or Disposal Activities, effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging
Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). A fundamental conclusion reached by the Board in this Statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The scope of FAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. The implementation of this standard did not have a material impact on the Company's result of operations.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after February 28, 2003. The disclosure provisions of FIN 45 are effective. At February 28, 2003, no guarantees were issued by the Company and no product warranty liability was recorded by the Company. The Company has included additional disclosures in accordance with FIN45 in Note 9.

         In  December  2002,  the FASB  issued  SFAS No.  148,  "Accounting  for
Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal year 2003. The Company has included additional disclosures in accordance with SFAS No. 148 in Note 2.


         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company expects that the adoption of FIN46 may have primarily an impact on its investment in S2 Technologies, Inc.

         Reclassification

         Certain reclassifications have been made to the fiscal 2002 amounts to conform to the 2003 presentations. These reclassifications did not change the previously reported net loss or the total assets of the Company.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3. Details of Balance Sheet Components


                                                   February 28,     February 28,
                                                       2003              2002
                                                    ---------         ---------
Other current assets:
  Receivable from licensees                         $    --           $  79,000
  Security deposit on facility                          1,000             1,000
  Prepaid expenses                                     63,000            75,000
  Other                                                 2,000             9,000
                                                    ---------         ---------
                                                    $  66,000         $ 164,000
                                                    =========         =========

Property and equipment:
  Machinery and equipment                           $    --           $ 245,000
  Furniture and fixtures                               42,000            38,000
                                                    ---------         ---------
                                                       42,000           283,000
Less:  Accumulated depreciation                       (34,000)         (277,000)
                                                    ---------         ---------
                                                    $   8,000         $   6,000
                                                    =========         =========

Accrued liabilities:
  Compensation                                      $  28,000         $  54,000
  Professional fees                                    80,000           104,000
  Facilities                                             --              15,000
  Other                                                 9,000            23,000
                                                    ---------         ---------
                                                    $ 117,000         $ 196,000
                                                    =========         =========


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

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         To date, the Company has invested in three technology companies: LOTS Technology, Inc., a developer of digital optical storage technology,
NetConversions, an early-stage, data marketing company with a proprietary technology that allows for real-time analysis of consumer online buyer behavior, and S2 Technologies, Inc., an early-stage middleware and software tools development company.

         LOTS Technology ("LOTS") proprietary technology is a replacement product for the high-end magnetic media drives that can no longer keep pace with the growth in digital data storage. The company, which developed the technology with major funding from government contracts, plans to supply large-volume data storage systems to three broad markets of commercial and government customers, including general purpose computing, networked data storage, digital video and data acquisition system companies. The Company made a direct investment of $500,000 in LOTS in July 2000 and has received additional equity in the form of stock options for senior advisory services it has provided to LOTS. The Company has an approximate 6.5% equity ownership in LOTS. The Company recently discovered that LOTS was unsuccessful in raising additional funds and filed for bankruptcy. Based upon the adverse conditions of the private equity capital markets the Company fully reserved its $500,000 investment in LOTS during the fourth quarter of fiscal 2001. At February 28, 2003, the Company does not have any reasonable expectations of recovering the original investments or any return thereon from LOTS.

         NetConversions, Inc, ("NetConversions") has developed a solution that incorporates an innovative approach to behavior profiling and promotions, allowing e-commerce managers maximum flexibility to change their website marketing. The product is a turnkey ASP solution that requires minimal client integration and engineering. The Company has provided a bridge loan of $100,000 to NetConversions that is convertible to equity at a discounted rate. The Company fully reserved its investment in NetConversion as of November 30, 2000 due to industry conditions and financing issues. In August 2001, NetConversions significantly curtailed its business operations. At February 28, 2003, the Company does not have any reasonable expectations of recovering the original investments or any return thereon from NetConversions.

         In August 2000, through Oryx Ventures, the Company invested $500,000 in Series A Preferred of S2 Technologies, Inc. ("S2 Technologies"). In June 2001, the Company invested an additional $250,000 in a bridge loan to S2 Technologies. In October 2001, the Company participated in S2 Technologies' second round, Series B Preferred financing with an investment of $1,105,000, which included conversion of the $250,000 bridge loan and an investment of $855,000 in new funds. In March 2002, the Company invested an additional $938,000 in Series B Preferred issued by S2 Technologies. In May 2003, the Company made an additional investment of $200,000 in S2 Technologies Series B-1 Preferred Stock resulting in a cumulative investment in S2 Technologies of 38.9% on a fully diluted basis.

         The Company is also providing senior  management  advisory  services in
exchange  for  a  cash  fee  and  additional  equity  in  S2  Technologies.   S2
Technologies' focus is to provide value-

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

added tools that address the  integration  and  verification  phases of embedded software. The goal of S2 Technologies' products is to increase software developers' and engineers' productivity and decrease the time it takes for their products to reach commercialization. S2 Technologies entered into beta agreements with LSI Logic and Emerson Electric Co. and released its first commercial product in March 2002. Sales to date have been lower than anticipated due to the difficult economic environment. Given the limited capital resources of S2 Technologies at the time the Company made its original investment, the Company began recognizing losses based upon the its pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing, the Company began recognizing losses on its investment in S2 Technologies based upon the Company's total equity ownership percentage (35.1%) in S2 Technologies. In March 2002, the Company made an additional investment of $938,000 in S2
Technologies for Series B Preferred Stock and the exercise of a warrant to acquire 466,666 shares of S2 Technologies Common Stock resulting in a cumulative investment in S2 Technologies of 43.3%, on a fully diluted basis. Holders of
Series A Preferred Stock and B Preferred Stock have voting rights consistent with the voting rights of common stockholders and such voting rights are considered in the calculation of the Company's ownership in S2 Technologies. The investment loss with respect to the Company's investment in S2 Technologies consists of recognition of losses relating to the Company's percentage ownership share of S2 Technologies and impairment of equity method goodwill arising from our investment in S2 Technologies. From the Company's original investment in August 2000 through its participation in the S2 Technologies Series B Financing in October 2001, the Company recognized approximately 71% of S2 Technologies' losses, which reflected the Company's percentage of total capital invested in S2 Technologies. Subsequent to the S2 Technologies Series B Preferred financing, based  on the  addition  of new  investors,  the  Company  recognized  35% of S2
Technologies' losses, which reflects its percentage equity ownership in S2 Technologies. After the Company's additional investment in S2 Technologies Series B Preferred financing in March 31, 2002, Oryx recognized 44.3% of S2 Technologies' losses. Since December 2002, the Company has been recognizing 44.2% of S2 Technologies' losses. The price per share paid by the Company for the S2 Technologies stock in March 2002 was in excess of the net book value per share of the underlying equity in net assets of S2 Technologies resulting in goodwill of $897,000. This goodwill has been included in the Investment balance. The Company has recognized losses attributable to its ownership of S2 Technologies of $1,858,000 as of February 28, 2003 of which $787,000 and $814,000 in fiscal 2003 and 2002 are included in loss on investments in fiscal 2003 and 2002, respectively and impairment losses of $412,000 as of February 28, 2003. At February 28, 2003, the carrying value of the Company's investment in S2 Technologies was $200,000.

         S2 Technologies remains in the "development stage" and expects to continue to generate losses from operations until its products have achieved market acceptance and recurring sales with customers. Sales to date have been minimal and lower than expected, and therefore there can be no assurance that S2 Technologies will achieve these goals. Due to lower than expected sales, S2 Technologies will most likely require additional funding and there can be no assurance that such funding will be available, or if such funding is available, will be on terms which would be acceptable to S2 Technologies or beneficial to the Company's equity ownership interest in S2 Technologies. As a result of S2 Technologies not meeting certain milestones established during the prior quarter, the Company recorded an impairment loss of $412,000 for the year ended

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

February 28, 2003. The impairment loss was determined based upon Oryx's prorata share of S2 Technologies' net realizable value, which consists primarily of net available cash at February 28, 2003. If S2 Technologies does not achieve higher level of sales or cannot obtain needed financing or such financing is dilutive to the Company's equity ownership interest in S2 Technologies, the Company's investment balance of $200,000 as of February 28, 2003 may be subject to additional impairment charges.

         Mark Underseth, Chief Executive Officer of S2 Technologies, is the brother of Mitchel Underseth, who was the Chief Financial Officer of Oryx until November 30, 2002. Mitchel Underseth did not participate in Oryx's due diligence or negotiations with respect to Oryx's investments in S2 Technologies and abstained from voting or discussion when the Oryx Board of Directors considered this matter. In December 1, 2002, Mitchel Underseth joined S2 Technologies as their Chief Financial Officer. The Company recognized $76,000 in management service fees from S2 Technologies for the fiscal year ended February 28, 2003.

         Summarized financial information for S2 Technologies for the fiscal year ended February 28, 2003 is as follows:


                                                 At February 28, 2003            At February 28, 2002
                                                 ----------------------------------------------------
Current assets                                      $   548,000                      $ 1,207,000
Non-current assets                                       49,000                           55,000
Current liabilities                                     168,000                          171,000
Non-current liabilities                                    --                               --
Redeemable preferred stock                            4,083,000                        2,801,000
Stockholders deficit                                 (3,654,000)                      (1,709,000)


                                                      Year ended                      Year ended
                                                  February 28, 2003               February 28, 2002
                                                 ----------------------------------------------------
Net Sales                                                31,000                             --
Loss from continuing operations                      (1,973,000)                      (1,365,000)
Net loss                                             (1,964,000)                      (1,355,000)


5. Stockholders' Equity

Stock Split

On June 15, 2001, the Company's Board of Directors approved a one-for-ten reverse stock split of the Company's common stock. The reverse stock split took effect on June 19, 2001. All historical share and per share amounts presented in this Form 10-KSB have been restated to reflect this reverse stock split.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Warrants

During fiscal 2002, the Company entered into a seventeen and one half month marketing agreement with a third party for investor relations services. In July 2001, in consideration for the investor relations services provided to the Company by such third party, the Company issued two immediately exercisable fully vested warrants to purchase 25,000 shares of common stock each at an exercise price of $6.52 and $3.26 per share, respectively. These warrants expire five years from the date of issuance. The Company determined the fair value of these warrants to be $110,000, which was calculated using the Black-Scholes option pricing model on the date of grant. The fair value of the warrants is being expensed on a straight-line basis over the period in which the services are being performed. The Company recorded $62,000 and $48,000 of expense related to these services for the years ended February 28, 2003 and 2002, respectively,.

In October 2001, the Company sold 162,338 shares of common stock to a group of accredited investors in a private placement, resulting in total proceeds of $499,000. As part of this transaction, the Company issued to the investors five-year warrants to purchase in aggregate up to a maximum of 37,975 shares of the Company's common stock at an exercise price of $5.925 per share.


6. Series A 2% Mandatorily Redeemable Convertible Cumulative Preferred Stock

         The Company has authorized 3,000,000 shares of Preferred Stock with a par value of $0.001 per share of which 45,000 of such shares are designated Series A 2% Mandatorily Redeemable Convertible Cumulative Preferred Stock (the Series A Stock). Each share of Series A Stock may be converted, at the option of the holder, into approximately 1.167 shares of Common Stock. The Company had reserved 875 and 4,376 shares of Common Stock for issuance upon conversion of the Series A Stock as of February 28, 2003 and 2002, respectively. During fiscal 2003, a holder of Series A Stock converted 3,000 units into 3,501 shares of Common Stock. The holders of Series A Stock are entitled to receive a cumulative dividend of $0.50 per share per annum, subject to any restrictions imposed by the Delaware General Corporation Law. The dividend is payable semi-annually. In the event of a liquidation and to the extent assets are available, the holders of the Series A Stock are entitled to a liquidation preference distribution of $25.00 per share plus accrued but unpaid dividends. A change in the majority of the voting control of the outstanding stock is considered a liquidation event which could cause the Series A stock to be redeemed. Each share of the Series A Stock is entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. The redemption value is equal to the initial fair value.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7. Stock Plans and Warrants

     Oryx Stock Plans

         In March 1993, the Company adopted the Incentive and Nonqualified Stock Option Plan (the "1993 Plan"). The 1993 Plan provides for incentive as well as nonstatutory stock options. The plan terminated on March 3, 2003 and no additional options will be granted under this plan.

         Options under the 1993 Plan were granted at prices determined by the Board of Directors, subject to certain conditions. Generally, these conditions require that the exercise price of options granted may not be below 110% for persons owning more than 10% of the Company's capital stock and 100% for options issued to other persons for incentive options, or 85% of the fair market value of the stock at the date of grant for non statutory options. Options granted to persons owning more than 10% of the Company's capital stock may not have a term in excess of five years, and all other options must expire within ten years. Options vest over a period determined by the Board of Directors, generally four years, and are adjusted pro rata for any changes in the capitalization of the Company, such as stock splits and stock dividends. The Company has 362,500 shares authorized under the Incentive and Nonqualified Stock Option Plan of which 226,839 options were outstanding with an average exercise price of $14.51 per share as of February 28, 2003.

         In 1995 and 1996, the Company adopted the 1995 and 1996 Directors Stock Option Plan (the "Directors' Plans"). The 1995 and 1996 Directors' Plan, which expires in 2005 and 2006, respectively, provide for nonstatutory stock options to be granted to nonemployee directors of the Company. The Board of Directors may terminate the Directors' Plans at anytime at its discretion. Options under the Directors' Plans are granted at prices determined by the Board of Directors, subject to certain conditions more fully described in the Directors' Plans. Generally, these conditions require that the exercise price of options granted may not be below 110% for persons owning more than 10% of the Company's capital stock and 100% for options issued to other persons of the fair market valve of the stock at the date of grant. Options must expire within ten years of grant. The 1995 and 1996 Directors' Plan provides that each nonemployee director receive options to purchase 4,500 and 3,000 shares, respectively, of the Company's Common Stock. Under the 1995 Director's Plan, shares vest in three equal annual installments of 15,000 shares on the first, second and third anniversaries of the date of the grant. Under 1996 Director's Plan, 1,000 shares vest and are exercisable upon grant with the remainder vesting in equal annual installments on the first and second anniversaries of the date of grant. The Company has 22,500 shares authorized under the 1995 Directors' Plan of which 12,000 options were outstanding with an average exercise price of $17.02 per share as of February 28, 2003. The Company has 25,000 shares authorized under the 1996 Directors' Plan of which 9,000 options were outstanding with an average exercise price of $17.72 per share as of February 28, 2003.

         In fiscal 1999, as part of its sale of the Power Products business, the Company issued non-statutory options under a special Stock Option Plan to former key employees of Oryx Power Products to purchase a total of 20,500 shares of the Company's Common Stock at an exercise price of $9.5 per share and 5,000 shares at an exercise price of $2.50 per share. As of February 28, 2003, there were no outstanding options under this plan.

         A summary of stock option activity under the 1993 Plan, the Directors' Plans and other stock options granted is as follows:


                                                        Options Outstanding
                                                      --------------------------
                                                                     Weighted-
                                       Available                      Average
                                         For         Number of    Exercise Price
                                        Grant         Options       Per Share
                                      --------       --------       ---------
Balance at February 28, 2001            33,461        308,667       $   16.33

Options granted                        (36,000)        36,000       $    3.95
Options canceled and expired            22,575        (25,575)      $   21.37
                                      --------       --------
Balance at February 28, 2002            20,036        319,092       $   14.73

Options canceled and expired            71,253        (71,253)      $   14.67
                                      --------       --------
Balance at February 28, 2003            91,289        247,839       $   14.75
                                      ========       ========

         The following table summarizes information about employee stock options at February 28, 2003:

                                 Options Outstanding                     Options Exercisable
                          --------------------------------------    ------------------------------
                                     Weighted-Average
                                        Remaining   Weighted-                         Weighted-
    Range of                 Number    Contractual   Average          Number           Average
 Exercise Prices          Outstanding     Life    Exercise Price    Exercisable     Exercise Price
----------------          -----------     ----    --------------    -----------     --------------
$3.95 - 3.95                 24,000        8.6    $    3.95             8,000          $    3.95
$6.88 - 10.00                 9,275        0.9         8.19             9,275               8.19
$10.67 - 15.81              121,862        4.5        13.94           121,862              13.94
$17.90 - 23.13               92,702        3.7        19.26            89,639              19.19
                          -----------                               -----------
   Total                    247,839        4.5    $   14.75           228,776          $   15.41
                          ===========                               ===========        =========

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

         At February 28, 2003, there were 14,000 fully vested and exercisable options outstanding to purchase shares of SurgX Corporation class B common stocks. These options had an average exercise price of $0.80 and an average remaining contractual life of 2.4 years. There was no activity under the SurgX subsidiary stock option plan during fiscal 2003. During fiscal 2002, 290,000 options at an average price of $0.80 expired. At February 28, 2003 and February 28, 2002 there were 1,486,000 shares available for grant.

         During fiscal 1998, the Company sold 333,000 Class A shares of SurgX Corporation for net proceeds of $485,000. At February 28, 2003, there were 10,333,000 Class A common shares of SurgX Corporation outstanding and with the exception of 333,000 shares of SurgX Corporation sold in fiscal 1998, all of the subsidiary Class A shares outstanding were owned by the Company.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Warrants

         The following warrants at February 28, 2003, and the number of shares of the Company's Common Stock which may be purchased at exercise, were outstanding and exercisable at February 28, 2003:

   Original            Issuable         Warrant           Warrant            Warrant
   Warrants             Common        Commencement      Expiration          Exercise
  Outstanding           Shares           Date              Date               Price

      37,500            3,750        Oct. 1994           Oct. 2004           $2.000
     379,000           57,229        Nov. 1994           Oct. 2004           $2.000
      25,000           25,000        Jul. 2001           Jul. 2006           $3.260
      25,000           25,000        Jul. 2001           Jul. 2006           $6.520
      37,975           37,975        Oct. 2001           Oct. 2006           $5.925
-------------     ------------
     504,475          148,954
=============     ============


8. Income Taxes

         Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on currently available evidence, that some portion or all of the deferred tax assets will not be realized. Management believes that the available objective evidence creates sufficient uncertainty regarding the realizability of deferred tax assets such that a full valuation allowance is required at February 28, 2003.

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at February 28, 2003 and February 28, 2002 are as follows:

                                                  February 28,     February 28,
                                                      2003             2002
                                                 -------------------------------
Net operating loss carryforwards                 $ 7,501,000        $ 7,172,000
R&D credit carryforwards                             343,000            342,000
Other                                              1,210,000            704,000
                                                 -------------------------------
     Net deferred tax assets                       9,054,000          8,218,000
Valuation allowance                               (9,054,000)        (8,218,000)
                                                 -------------------------------
     Net deferred tax assets                     $       --         $      --
                                                 ===============================

         No provision for federal income taxes has been recorded because of losses incurred. The provision for (benefit from) income taxes reconciles to the amounts computed by applying the statutory federal rate to loss before income taxes as follows:


                                                  February 28,     February 28,
                                                      2003             2002
                                                 -------------------------------
Statutory U.S. federal tax                       $ (708,000)       $ (500,000)
Valuation allowance with respect to
  federal deferred tax assets                       708,000           500,000
Other                                                     0                 0
                                                 ----------        ----------
     Effective tax                               $     --          $     --
                                                 ==========        ==========


         At February 28, 2003, the Company had federal net operating loss and research and development credit carryforwards of approximately $21,500,000 and $160,000, respectively. The benefit derived from losses attributable to stock options will be recorded directly to stockholders equity when realized rather than as a reduction of the income tax provision. Federal net operating loss and research and development credit carryforwards will expire on various dates from 2004 through 2021, subject to certain limitations. In accordance with Section 382 of the Internal

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Revenue Code, the amounts of and the benefits from net operating losses that can be carried forward are limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period. The Company's initial public offering and subsequent private placements triggered an ownership change of greater than 50% and, accordingly, the future utilization of federal net operating loss and research and development credit carryforwards generated through the date of that offering may be limited.


9. Commitments and Contingencies

         The Company leases its facilities under an operating lease agreement, which expires in August 2003. Future minimum lease obligations of $5,000 are payable in the year ending February 28, 2004.

         Rental expense for the year ended February 28, 2003 was $18,000. This compares to rental expense for the year ended February 28, 2002 of $175,000, offset by rent payments received from sublessees for $148,000.

         The Company enters into agreements with customers in the normal course of business that contain various guarantees such as indemnification of its or a third party's intellectual property. At February 28, 2003, the Company had not recorded any liabilities associated with these guarantees.


10. Related Parties

         During fiscal 1999, the Company made a loan to an employee for $35,000, at a rate of 7% per annum, repayable at the earlier of July 15, 2000, or thirty days after the debtor ceases to be a full-time employee of the Company. The due date of this loan was extended to November 15, 2002. The loan was paid in full during fiscal 2003. The outstanding balance was approximately $4,000 as of February 28, 2002.

         Through Oryx Ventures, LLC, the Company has invested a total of $2,543,000 in Preferred Stock of S2 Technologies, Inc. from July 2000 through February 2003. In March 2002, the Company made an investment of $938,000 in Preferred Stock of S2 Technologies and exercised portion of a warrant to acquire 466,666 shares of S2 Technologies Common Stock. In May 5, 2003, the Company made an additional investment of $200,000 in S2 Technologies Series B-1 Preferred Stock resulting in a cumulative investment in S2 Technologies of 38.9% on a fully diluted basis. Mark Underseth, Chief Executive Officer of S2 Technologies, Inc. is the brother of Mitchel Underseth, who was the Chief Financial Officer of Oryx until November 30, 2002. Mitchel Underseth did not participate in Oryx's due diligence or negotiation with respect to Oryx's transaction with S2 Technologies, Inc. and abstained from voting or discussion when the Oryx's Board of Directors considered this matter. In December 1, 2002, Mitchel Underseth joined S2 Technologies as their Chief Financial Officer.

         In addition, Messrs. Micciche and Underseth provide certain management services to S2 in exchange for cash and warrants to purchase common stock in S2 Technologies. S2

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Technologies issued warrants to purchase 700,000 shares of common stock for $0.001 per share, of which 466,666 were exercised by the Company. As of February 28, 2003, there were 233,334 outstanding, of which 145,834 vested and exercisable. The Company has recorded $76,000 of revenue during fiscal 2003 related to the cash portion of the services provided, but has not recorded any amounts related to the warrants, as the recoverability of the amount is not considered probable for revenue recognition purpose.

11. Segment Information

         The Company groups its business into two operating segments and a corporate segment (as defined by SFAS No. 131 "Disclosure about Segments and Enterprise and Related Information."): (i) SurgX, the subsidiary through which it licenses its surge protection technology; (ii) Oryx Ventures, the entity which provides strategic and management services and investment to technology-oriented start-up companies; and (iii) the corporate segment which supports and provides administrative, accounting and financial services to the operating segments, and collected royalties from its Intragene Technology until November 2002. Minority interest of 3% in SurgX is not significant; therefore, it is not reflected in our financial statements.


                                                    Year Ended      Year Ended
                                                    February 28,   February 28,
                                                        2003           2002
                                                    -----------    -----------
Revenues:
  Surgx                                             $   148,000    $   200,000
  Oryx Ventures                                         134,000        223,000
  Corporate                                             106,000        182,000
                                                    -----------    -----------
                                                    $   388,000    $   605,000
                                                    ===========    ===========

Operating loss:
  Surgx                                             $   (61,000)   $  (126,000)
  Oryx Ventures                                         (32,000)      (102,000)
  Corporate                                            (835,000)      (713,000)
                                                    -----------    -----------
                                                    $  (928,000)   $  (941,000)
                                                    ===========    ===========

Depreciation and amortization expense:
  Surgx                                             $      --      $   117,000
  Corporate                                               6,000          7,000
                                                    -----------    -----------
                                                    $     6,000    $   124,000
                                                    ===========    ===========

Identifiable assets:
  Surgx                                             $      --      $    80,000
  Oryx Ventures                                         205,000        534,000
  Corporate                                             455,000      2,143,000
                                                    -----------    -----------
                                                    $   660,000    $ 2,757,000
                                                    ===========    ===========

         Loss on investments, net of $787,000 and $814,000 and impairment losses of $412,000 and $0 for the years ended February 28, 2003 and 2002, respectively, relates to the Oryx Ventures segment losses on equity investments. Included in identifiable assets of Oryx Ventures are $200,000 and $520,000 for fiscal 2003 and 2002, respectively, which represent the carrying value of investments accounted for under the equity method (see note 4).

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         The  Company   licenses  its   technologies   both   domestically   and
internationally and provides management services primarily domestically. Revenue by geographic region is as follows:

                                            Year Ended     Year Ended
                                           February 28,   February 28,
                                              2003            2002
                                            --------        --------
Net Revenues:
  United States                             $240,000        $405,000
  Japan                                      148,000         200,000
                                            --------        --------
  Net Revenues                              $388,000        $605,000
                                            ========        ========

         All sales are denominated in United States dollars. All of the Company's assets are located within the United States.



12.      Subsequent events

         In May 5, 2003, the Company made an additional investment of $200,000 in S2 Technologies Series B-1 Preferred Stock resulting in a cumulative investment in S2 Technologies of 38.9% on a fully diluted basis.