Form 10QSB
period 2003-05-31
ORYX TECHNOLOGY CORP
filed 2003-07-14
CIK 915355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003

                                       OR

 [ ]         TRANSITION  REPORT UNDER  SECTION 13 OR 15 (d) OF THE  SECURITIES
             EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM    TO    .
                                                                ----  ----

                         Commission file number: 1-12680

                              ORYX TECHNOLOGY CORP.

        (Exact name of small business issuer as specified in its charter)


           Delaware                                         22-2115841
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number)

    4340 Almaden Expwy., Suite 220
         San Jose, California                                 95118
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

The number of shares outstanding of the issuer's Common Stock as of May 31, 2003 was 1,836,335.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents





PART I.  FINANCIAL INFORMATION
                                                                            Page

Item 1.  Financial Statements .................................................3

Item 2.  Management's Discussion and Analysis or Plan of Operation............13

Item 3.  Controls and Procedures..............................................34

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................35

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

              Assets                                                May 31,      February 28,
                                                                     2003            2003
                                                                 ------------    ------------
Current assets:
  Cash and cash equivalents                                      $    316,000    $    381,000
  Accounts receivable, net of allowance for doubtful
    accounts of $34,000 and $34,000                                     5,000           5,000
  Other current assets                                                 25,000          66,000
                                                                 ------------    ------------
    Total current assets                                              346,000         452,000

Property and equipment, net                                             7,000           8,000
Investments                                                           205,000         200,000
                                                                 ------------    ------------
                                                                 $    558,000    $    660,000
                                                                 ============    ============

              Liabilities, Mandatorily Redeemable Convertible
                  Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable                                               $     37,000    $     12,000
  Accrued liabilities                                                 139,000         117,000
                                                                 ------------    ------------
    Total current liabilities                                         176,000         129,000


Series A 2% mandatorily redeemable convertible Preferred Stock
    $0.001 par value; 3,000,000 shares authorized;
    750 shares issued and outstanding                                  18,000          18,000

Stockholders' equity:
  Common Stock, $0.001 par value; 25,000,000 shares
    authorized; 1,836,335 issued and outstanding                       18,000          18,000
Additional paid-in capital                                         26,266,000      26,266,000
Accumulated deficit                                               (25,920,000)    (25,771,000)
                                                                 ------------    ------------
      Total stockholders' equity                                      364,000         513,000
                                                                 ------------    ------------
                                                                 $    558,000    $    660,000
                                                                 ============    ============

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                           May 31,
                                                  --------------------------
                                                      2003          2002
                                                  -----------    -----------
Revenue:
  Services                                        $      --      $    26,000
  Services to related parties                           9,000    $    18,000
  Other                                               272,000         12,000
                                                  -----------    -----------
                                                      281,000         56,000
                                                  -----------    -----------
Cost of Revenue:
   Services                                              --           19,000
  Services to related parties                          15,000         28,000
                                                  -----------    -----------
                                                       15,000         47,000
                                                  -----------    -----------
    Gross profit                                      266,000          9,000
                                                  -----------    -----------
Operating expenses:
   General and administrative                         211,000        213,000
   Research and development                            16,000         58,000
                                                  -----------    -----------
    Total operating expenses                          227,000        271,000
                                                  -----------    -----------
   Income (loss) from operations                       39,000       (262,000)

Interest income, net                                    1,000          4,000
Loss on investments                                  (189,000)      (218,000)
Other income                                             --           30,000
                                                  -----------    -----------
Net loss                                             (149,000)      (446,000)
Preferred Stock Dividends                                --           (1,000)
                                                  -----------    -----------
    Net loss attributable to Common Stock         $  (149,000)   $  (447,000)
                                                  ===========    ===========
    Basic and diluted net loss per common share   $     (0.08)   $     (0.24)
                                                  ===========    ===========

 Weighted average common shares used to
compute basic and diluted net loss per share        1,836,335      1,832,834
                                                  ===========    ===========

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                         May 31,
                                                                                   2003           2002
                                                                                -----------    -----------
Cash flows from operating activities:
  Net loss                                                                      $  (149,000)   $  (446,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on investments                                                             189,000        218,000
    Depreciation and amortization                                                     1,000          1,000
    Non-cash stock compensation                                                        --           19,000
      Changes in assets and liabilities
        Accounts receivable                                                           6,000          9,000
        Other current assets                                                         41,000         96,000
        Accounts payable                                                             25,000         53,000
        Accrued liabilities                                                          22,000        (54,000)
                                                                                -----------    -----------
            Net cash provided by (used in) operations                               135,000       (104,000)
                                                                                -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                                                 --           (6,000)
  Investment in S2 Technologies                                                    (200,000)      (938,000)
                                                                                -----------    -----------

            Net cash used by investing activities                                  (200,000)      (944,000)
                                                                                -----------    -----------

Cash flows from financing activities:
  Payment of dividends on Preferred Stock                                              --           (1,000)

                                                                                -----------    -----------
            Net cash used in financing activities                                      --           (1,000)
                                                                                -----------    -----------

Net decrease in cash and cash equivalents                                           (65,000)    (1,049,000)
Cash and cash equivalents at beginning of period                                    381,000      2,053,000
                                                                                -----------    -----------
Cash and cash equivalents at end of period                                      $   316,000    $ 1,004,000
                                                                                ===========    ===========

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL

The information contained in the following Notes to Unaudited Condensed Consolidated Financial Statements is condensed; accordingly, the financial statements contained herein should be reviewed in conjunction with the Company's Form 10-KSB for the year ended February 28, 2003.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The financial information for the periods ended May 31, 2003 and 2002 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its subsidiaries at May 31, 2003, and the results of their operations and cash flows for the three month periods ended May 31, 2003 and 2002.

The unaudited consolidated financial statements include the accounts of Oryx Technology Corp. and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The Company does not have sufficient capital to meet its anticipated working capital requirements through fiscal year 2004. The Company must raise additional capital through public or private financings or other arrangements in order to have sufficient cash to continue its business operations. The Company is actively exploring financing opportunities however, there can be no assurance that it will be successful in raising any additional funding at all or in time to meet its financial needs or that any such funding would be on terms acceptable to the Company or in the best interest of its stockholders. If the Company cannot raise additional capital on or before August 2003 on acceptable terms, it will not be able to achieve its business objectives and continue as a going concern. As a result of these circumstances, the opinion of the Company's independent accountants with respect to our consolidated financial statements included in our Form 10-KSB for the year ended February 28, 2003 includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 2 - STOCK BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation. Accordingly, no compensation cost has been recognized. Had compensation cost for all the Plans been determined based on the fair value of each stock option on its grant date, as prescribed in SFAS 123, the Company's net loss and net loss per share in the quarters ended May 31, 2003 and 2002 would have been as follows:

                                          Three months ended  Three months ended
                                                 May 31,           May 31,
                                                  2003              2002
                                               ---------         ---------
Net loss reported                              $(149,000)        $(447,000)

Stock-based employee compensation expense
determined under fair value for all awards       (29,000)          (49,000)

                                               ---------         ---------
Pro forma net loss                             $(178,000)        $(496,000)
                                               =========         =========

Reported net loss per share                    $   (0.08)        $   (0.24)
                                               =========         =========
Pro forma net loss per share                   $   (0.10)        $   (0.27)
                                               =========         =========

During the quarters ended May 31, 2003 and 2002, there were no options granted. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the fiscal 2002: dividend yields of 0%, expected volatility of 111%, risk-free interest rate of 3.92% and a weighted average expected option term of five years. The weighted average fair value of options granted during the fiscal 2002 was $2.96.

NOTE 3 - LOSS PER SHARE

Basic and diluted earnings per share for the periods presented have been computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Due to the net losses incurred for the periods presented, all common stock equivalents (options, warrants and preferred stock) outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share in the periods presented. Anti-dilutive securities and common stock equivalents at May 31, 2003 which could be dilutive in future periods include common stock options to purchase 226,026 shares of common stock, warrants to purchase 148,954 shares of common stock, and 750 shares of Series A preferred stock which may be converted into 875 shares of common stock which could reduce the Company's share of profits in the calculation of earnings per share in future periods. Anti-dilutive securities and common stock equivalents at May 31, 2002 which could be dilutive in future periods include common stock options to purchase 318,092 shares of common stock, warrants to purchase 148,954 shares of common stock, and 3,750 shares of Series A preferred stock which may be converted into 4,376 shares of common stock and subsidiary stock options to purchase 14,000 shares in the Company's SurgX subsidiary which could reduce the Company's share of profits in the calculation of earnings per share in future periods.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period from non-owner sources including unrealized gains and losses on available-for-sale securities. There is no difference between net loss attributable to common stock and comprehensive loss for all periods presented.

NOTE 5 - INVESTMENTS

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

LOTS Technology ("LOTS") ceased operations in calendar year 2002 and has filed for bankruptcy. The company, which developed a replacement product for the high-end magnetic media drives failed to raise adequate financing to support its operations. The Company made a direct investment of $500,000 in LOTS in July 2000 and had received additional equity in the form of stock options for senior advisory services it has provided to LOTS. The Company had an approximate 6.5% equity ownership in LOTS. During the fourth quarter of fiscal 2001, based upon the adverse conditions of the private equity capital markets the Company wrote-off its $500,000 investment in LOTS. At May 31, 2003, the Company does not have any reasonable expectation of recovering its original investment or any return thereon from LOTS.

NetConversions, Inc, ("NetConversions") has developed a solution that incorporates an innovative approach to behavior profiling and promotions, allowing e-commerce managers maximum flexibility to change their website marketing. The product is a turnkey ASP solution that requires minimal client integration and engineering. The Company has provided a bridge loan of $100,000 to NetConversions that is convertible to equity at a discounted rate. The Company fully reserved its investment in NetConversion as of November 30, 2000 due to industry conditions and financing issues. In August 2001, NetConversions significantly curtailed its business operations. At May 31, 2003, the Company does not have any reasonable expectation of recovering its original investment or any return thereon from NetConversions.

S2 Technologies, Inc ("S2 Technologies") has developed a software platform that reduces the time and cost associated with integration and testing by 30%, resulting in shorter development cycles, lower research and development costs, and longer time-in-market. In August 2000 the Company purchased $500,000 of Series A Preferred Stock issued by of S2 Technologies. In June 2001, the Company invested $250,000 in a bridge loan to S2 Technologies. In October 2001, the Company participated in S2 Technologies' second equity financing round with an investment of $1,105,000 in Series B Preferred Stock, which included conversion of the $250,000 bridge loan and an investment of $855,000 in new funds. In March 2002, the Company invested $938,000 in Series B Preferred Stock issued by S2 Technologies. In May 2003, the Company made an additional investment of $200,000 in S2 Technologies Series B-1 Preferred Stock, resulting in a cumulative equity ownership position investment in S2 Technologies of approximately 41.7%. The Company is also providing senior management advisory services in exchange for a cash fee and additional equity in S2 Technologies.

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

Given the limited capital resources of S2 Technologies at the time the Company made its original investment, the Company began recognizing losses based upon the its pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing, the Company began recognizing losses on its investment in S2 Technologies based upon the Company's total equity ownership percentage (35.1%) in S2 Technologies. In March 2002, the Company made an investment of $938,000 in S2 Technologies for Series B Preferred Stock and the exercise of a warrant to acquire 466,666 shares of S2 Technologies Common Stock, resulting in a cumulative investment in S2 Technologies of 44.3%. In May 2003, the Company made an additional investment of $200,000 in S2 Technologies for Series B Preferred Stock. Holders of Series A Preferred Stock and B Preferred Stock have voting rights consistent with the voting rights of common stockholders and such voting rights are considered in the calculation of the Company's ownership in S2 Technologies. The investment loss with respect to the Company's investment in S2 Technologies consists of recognition of losses relating to the Company's percentage ownership share of S2 Technologies and impairment of our investment in S2 Technologies. From the Company's original investment in August 2000 through its participation in the S2 Technologies Series B Financing in October 2001, the Company recognized approximately 71% of S2 Technologies' losses, which reflected the Company's percentage of total capital invested in S2 Technologies. Subsequent to the S2 Technologies Series B Preferred financing, based on the addition of new investors, the Company recognized 35% of S2 Technologies' losses, which reflects its percentage equity ownership in S2 Technologies. After the Company's investment in S2 Technologies Series B Preferred financing in March 31, 2002, the Company recognized 44.3% of S2 Technologies' losses. After the May 2003 additional investment in S2 Technologies Series B-1 Preferred financing in May, 2003 the Company is recognizing 41.7% of S2 Technologies' losses. The Company has recognized losses attributable to its ownership of S2 Technologies of $2,046,000 as of May 31, 2003 of which $189,000 is included in loss on investments for the three months ended May 31, 2003. At May 31, 2003, the carrying value of the Company's investment in S2 Technologies was $205,000.

S2 Technologies remains in the "development stage" and expects to continue to generate losses from operations until its products have achieved market acceptance and recurring sales with customers. Sales to date have been minimal and lower than expected, and therefore there can be no assurance that S2 Technologies will achieve these goals. If sales do not increase, S2 Technologies will most likely require additional funding and there can be no assurance that such funding will be available, or if such funding is available, will be on terms which would be acceptable to S2 Technologies or beneficial to the Company's equity ownership interest in S2 Technologies. As a result of S2 Technologies not meeting certain milestones established during fiscal 2003, the

Company recorded an impairment loss of $412,000 for the year ended February 28, 2003. The impairment loss was determined based upon Oryx's prorata share of S2 Technologies' net realizable value, which consists primarily of net available cash at February 28, 2003. For the three months ended May 31, 2003 Oryx's prorata share of S2 Technologies' net realizable value was in excess of the Company's investment balance of $205,000 and therefore, no impairment loss was recorded in the quarter ended May 31, 2003. If S2 Technologies does not achieve higher level of sales or cannot obtain needed financing or such financing is dilutive to the Company's equity ownership interest in S2 Technologies, the Company's investment balance of $205,000 as of May 31, 2003 may be subject to additional impairment charges.

Mark Underseth, Chief Executive Officer of S2 Technologies, is the brother of Mitchel Underseth, who was the Chief Financial Officer and director of the Company until November 30, 2002. Mitchel Underseth did not participate in the Company due diligence or negotiations with respect to Oryx's investments in S2 Technologies and abstained from voting or discussion when the Oryx Board of Directors considered this matter. On December 1, 2002, Mitchel Underseth joined S2 Technologies as their Chief Financial Officer. The Company recognized $9,000 in management service fees from S2 Technologies for the three months ended May 31, 2003.

Summarized financial information for S2 Technologies for the three months ended May 31, 2003 is as follows:

                                                        At May 31, 2003
                                                   -------------------------
          Current assets                                  $      1,058,000
          Non-current assets                                        43,000
          Current liabilities                                      279,000
          Non-current liabilities                                      -
          Redeemable preferred stock                             4,928,000
          Stockholders deficit                                  (4,106,000)

                                                      Three Months Ended
                                                         May 31, 2003
                                                   -------------------------
          Net sales                                                 21,000
          Loss from continuing operations                         (453,000)
          Net loss                                                (452,000)

NOTE 6 - STOCKHOLDERS' EQUITY

During fiscal 2002, the Company entered into a seventeen and one half month marketing agreement with a third party for investor relations services. In July 2001, in consideration for investor relations services provided to the Company by such third party, the Company issued to such party two immediately exercisable fully vested warrants to purchase 25,000 shares of common stock each at an exercise price of $6.52 and $3.26 per share, respectively. These warrants expire five years from the date of issuance. The Company has determined the fair value of these warrants to be $110,000, which was calculated using the Black-Scholes option pricing model on the date of grant. The fair value of the warrants was expensed on a straight-line basis over the period in which the services were performed. The Company recorded all $110,000 as expenses related to these services during the fiscal years ended February 28, 2002 and 2003, which $19,000 were expensed during the three month period ended May 31, 2002.

NOTE 7 - SEGMENT INFORMATION

The Company groups its business into two operating segments and a corporate segment (as defined by SFAS No. 131 "Disclosure about Segments and Enterprise and Related Information."): (i) SurgX, the subsidiary through which it licenses its surge protection technology; (ii) Oryx Ventures, the entity which provides strategic and management services and investment to technology-oriented start-up companies; and (iii) the corporate segment which supports and provides administrative, accounting and financial services to the operating segments. Minority interest of 3% in SurgX is not significant: therefore, it is not reflected in our financial statements

                                                 Three Months     Three Months
                                                 Ended May 31,    Ended May 31,
                                                    2003             2002
                                                 -----------      -----------
Revenues:
  Surgx                                          $   272,000      $      --
  Oryx Ventures                                        9,000           44,000
  Corporate                                             --             12,000
                                                 -----------      -----------
                                                 $   281,000      $    56,000
                                                 ===========      ===========

Operating income (loss):
  Surgx                                          $   256,000          (57,000)
  Oryx Ventures                                       (7,000)          (8,000)
  Corporate                                         (210,000)        (197,000)
                                                 -----------      -----------
                                                 $    39,000      $  (262,000)
                                                 ===========      ===========

Depreciation and amortization expense:
  Surgx                                          $      --        $      --
  Corporate                                            1,000            1,000
                                                 -----------      -----------
                                                 $     1,000      $     1,000
                                                 ===========      ===========

Identifiable assets:
  Surgx                                          $      --        $    30,000
  Oryx Ventures                                      210,000        1,245,000
  Corporate                                          348,000        1,053,000
                                                 -----------      -----------
                                                 $   558,000      $ 2,328,000
                                                 ===========      ===========

Loss on investments, net of $189,000 for the three month periods ended May 31, 2003 relates to the Oryx Ventures segment representing losses on equity investments. Included in identifiable assets of Oryx Ventures at May 31, 2003 and February 28, 2003 are $205,000 and $200,000, respectively, which represents the value of investments accounted for under the equity method (see note 5).

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company enters into agreements with customers in the normal course of business that contain various guarantees such as indemnification of its or a third party's intellectual property. At May 31, 2003, the Company had not recorded any liabilities associated with these guarantees.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("the FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. The Company applied the recognition provisions of FIN 45 to guarantees issued after February 28, 2003. The Company has included additional disclosures in accordance with FIN45 in Note 8.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classifies a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company believes that the adoption of this standard will have no mateFrial impact on its financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operations

This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended February 28, 2003. As used herein, "we", "our", "us" and the like refer to Oryx Technology Corp.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions by our licensees, success of research and development efforts by our licensees, customer acceptance of new products and the performance of companies we invest in. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, dependence upon our licensees for the commercial success of our products, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, lack of success in technological advancement, adverse capital markets and other business conditions that may negatively affect companies we have invested in and other factors.

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

The licensees of our SurgX technology have, to date, not been successful in shipping products incorporating our SurgX technology in volumes to generate sufficient royalty revenue to support our operations and there can be no assurances that they will be successful in increasing sales of products based on our SurgX technology in the future.

Licensees

         Cooper Electronics Technologies

In fiscal year 1997, we granted to Cooper Bussman an exclusive worldwide, except for Japan, license for the manufacture and marketing of surface mount and connector array components using SurgX technology. Cooper Bussmann is a leading manufacturer of fuses and its target market for products incorporating the SurgX technology is the electronics market. In consideration for this license, Cooper Bussmann paid us $750,000 in development funding, and, subject to terms of the license agreement, became obligated to pay royalties to us for approximately eleven years based upon Cooper Bussmann sales of SurgX surface mount components and connectors. In September of 1997, this license agreement was amended to extend its term to 20 years, expand Cooper Bussmann's license rights for SurgTape for board-level ESD protection, and provide SurgX with a cash advance of $1.7 million, in the form of non-refundable minimum royalties to finance the development and commercialization of SurgTape, which was not commercialized. Pursuant to the terms of the license agreement, the $1.7 million cash advance provided Cooper Bussman with an exclusive license through June 2001. Subsequently, Cooper Electronics Technologies did not make a required $1 million royalty payment due September 15, 2002 to maintain its exclusive license to the SurgX technology. Therefore, the license granted to Cooper Electronics Technologies automatically converted to a nonexclusive basis as of September 15, 2002.

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

Cooper Bussmann utilizes an Asian based contract manufacturer to produce its SurgX based products. During calendar 2001, due to slow market conditions in the electronics industry in general coupled with high levels of inventory, Cooper Electronics Technologies' contract manufacturer temporarily suspended manufacturing SurgX components, except for sample quantities of the 0603 ESD product for evaluation and qualification purposes. In December 2001, Cooper Electronics Technologies' contract manufacturer resumed the manufacturing process starting with the 0603 ESD product, which was released in January 2002. The 0603 ESD product has been sold for use in cellular devices, PDA's, set top boxes, DSL type equipment. The 0603 product continues to gain popularity with the designer community due to the high frequency performance and new pricing policies aimed at replacing other devices traditionally used for ESD protection. Cooper Bussmann has gained design wins at large customers like Canon, Panasonic, Sanyo, Toshiba, Motorola, Siemens, Fujitsu and others like Sony.

Due to the transfer of SurgX product manufacturing offshore by Cooper Bussmann and the reorganization of Cooper Electronics Technologies in fiscal 2000, sales of SurgX products by Cooper Electronics Technologies for fiscal 2001 were under three million units. Whereas during this time frame SurgX products were designed in products offered by more than thirty OEMs, long lead times from design wins to production orders, competitive product substitutions and cancellations of product programs, coupled with the significant downturn in the electronic components market, resulted in sales much below our expectations. Sales of SurgX products in fiscal 2002 were also significantly lower than anticipated, with less than 18 million units shipped during the period, partially due to a persistent overall slowdown in the electronic industry and the inability of our SurgX polymer technology to meet more stringent technical protection requirements of customers for new integrated circuit devices and fiber optic amplifier components. However with the concentrated application engineering and marketing effort, Cooper Electronics Technologies shipped well over 30 million devices (combination of 0603, 0805, and 4 line array configurations) in fiscal 2003. For the first three months of fiscal 2004 the order rate for SurgX products has been several times that for the same period in the previous year, as a result of the technology coming into wider use by circuit designers for a wider range of applications. However, the sales prices of these devices are lower than expected in order to capture the mass market, overcoming initial customer resistance to a new device type, and meet competitive pricing of traditional protection devices.

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

In late calendar 2001, Cooper Electronics Technologies introduced a 0603 discrete component package with better protection capability and lower trigger voltage and is in the process of prototype development, of a much smaller footprint component, a 0402 package style in addition to other smaller multi-line variants. The mass production version of the 0402 device is being developed and will be marketed when ready. Currently, research and development efforts of Cooper Electronics Technologies include activities designed to develop market driven device configurations and to improve the reliability of the SurgX products it sells, as well as new development efforts toward improved electrical performance. In addition, for Cooper Electronics Technologies to be able to participate in a more significant portion of the potential market for ESD type transient voltage protection devices, significant electrical performance improvements to the liquid polymer must be realized, which will require enhancements to the current polymer system to achieve much lower trigger and clamping voltage performance. This is to be done in conjunction with continually reduced productions costs to keep step with the large customer cost reduction drive process. Cooper Electronics Technologies is continually evaluating its development priorities relative to all their products. However, there can be no assurance if, or at what level, Cooper Electronics Technologies will continue its development efforts.

         IRISO

In November 1997, IRISO, a manufacturer of high engineering connectors and precision metal pins for electronic equipment, made an investment of $500,000 in SurgX Corporation in exchange for an equity ownership interest of approximately three percent of the total outstanding shares of SurgX Corporation. In conjunction with this equity investment, IRISO received a fifteen-year co-license to manufacture and sell our SurgX technology exclusively in Japan for board level ESD protection. These products are marketed under the SurgX trademarks. In fiscal 1999, IRISO started volume production and sales of 0805 surface mount components. Sales in fiscal 2000 were minimal, with IRISO shipping production quantities to two major OEMs and in lesser amounts to five other customers. While shipments in fiscal 2002 and fiscal 2003 were up significantly, at approximately 12 million units for each year, these sales levels are much lower than initially forecasted. Sales of SurgX products by IRISO have been negatively affected by a significant downturn and continued weakness in the electronic components markets, predatory pricing pressures from competitors and by market requirements of improved ESD protection capabilities, which have not been yet achieved. IRISO is currently shipping to eight OEMs. Additionally, there are several customers currently evaluating IRISO products incorporating the SurgX technology. In fiscal 2001, IRISO paid Oryx $100,000 in licensing royalties for shipments during the year. In fiscal 2002, IRISO paid its minimum licensing royalty obligation of $200,000 for the royalty year ending October 2001 and made royalty payments totaling $148,000 in fiscal 2003 for the royalty year ending October 2002, which was below the minimum annual royalty amount for IRISO to maintain its co-exclusive license. As a result, IRISO's license converted to a non-exclusive license for the remaining term of the license agreement. On April 1, 2003, IRISO paid us a one time fee of $200,000 in connection with an amendment to the license agreement to expand IRISO's licensed territory from Japan to a non-exclusive worldwide license.

In fiscal 2000, IRISO launched a SurgX component in a standard passive component package style, its 0805 package. Current development efforts for future product offerings by IRISO are chip and network chip for optical devices and the next generation cellular phone. However, electrical performance improvements of reduced clamp voltage (trigger voltage) and electrical shorting must be achieved to create additional sales opportunities. Without these improvements, which have not yet been achieved, we expect that IRISO's sales volume of products incorporating SurgX technology in the near term will only rise modestly.

In fiscal 2002 we transferred the manufacturing of SurgX liquid material to IRISO in Japan. Future liquid manufacturing enhancements and liquid development activities will be borne by IRISO, since we terminated our internal development activities on February 1, 2003.

Other Potential Licensees

To expand the market for SurgX products, we initiated discussions with several companies regarding licensing our SurgX technology. However, we were unsuccessful in entering into a license agreement for our SurgX technology with any of the four companies we were in discussions with. Further, there can be no assurance that we will be successful in entering into a license agreement for our SurgX technology on an acceptable commercial basis with any other third parties.

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

Product Development

The development requirements for the SurgX ESD devices include that for lower trigger/clamp voltage polymer to be able to protect the chip sets designed for new higher speed data protocols such as the USB2, IEEE1394 B (second generation Firewire), DVDI, and optical amplifier components. In addition, the device assemblies must include ever smaller footprint platforms and a variety of arrays for the handheld communications device platforms. Finally, the ESD suppression products must be reliable and repeatable through increasingly larger number of repeated pulses and possess high MTBF (Mean Time Between Failure) characteristics. The latter is a part of the ongoing development process by our licensee, Cooper Electronics Technologies.

During fiscal year 2000, all SurgX research and development efforts were transferred to Cooper Electronics Technologies. In fiscal 2002 we restarted limited SurgX liquid development activities to support our licensees in improving electrical performance of SurgX products. However, in order to continue our limited development activities we required additional funding which we anticipated obtaining by entering into new licenses for our SurgX technology. We were not successful in entering into any new license agreement and, as a result, we terminated our limited development activities as of February 1, 2003.

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

Oryx Ventures, LLC

We established Oryx Ventures, LLC, a Delaware limited liability company, in May 2000 to act as an investment and management services entity for us. Oryx Ventures is a wholly-owned subsidiary of Oryx and is managed by our employees. Previously, Oryx has contributed investment funds to Oryx Ventures from its existing cash balances. At present, due to a lack of capital and adverse conditions in the capital markets, coupled with the uncertainty of future royalty income from

SurgX, we are limiting the activities of Oryx Ventures to supporting primarily one portfolio company, S2 Technologies. In addition, due to the departure of Mitchel Underseth as our Chief Financial Officer, we are scaling back on the services we provide to S2 Technologies and other companies. In order to conserve cash resources at Oryx, we have not actively sought new investments. Since September 2000, we have participated in a bridge loan in June 2001, a Series B Preferred financing in October 2001 and March 2002 and a Series B-1 Preferred financing in May 2003 with S2 Technologies. Oryx will receive all profits and losses from Oryx Ventures, provided that, Philip Micciche Chief Executive Officer of Oryx, Mitchel Underseth, the former Chief Financial Officer of Oryx and Luis Borge, Controller of Oryx will receive an aggregate of 20% of the profits distributed by Oryx Ventures upon liquidation or otherwise and Oryx will receive the balance of such profits.

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

LOTS Technology ("LOTS") ceased operations in calendar year 2002 and has filed for bankruptcy LOTS Technology, which developed a replacement product for the high-end magnetic media drives failed to raise adequate financing to support its operations. The Company made a direct investment of $500,000 in LOTS in July 2000 and had received additional equity in the form of stock options for senior advisory services it has provided to LOTS. The Company had an approximate 6.5% equity ownership in LOTS. During the fourth quarter of fiscal 2001, based upon the adverse conditions of the private equity capital markets the Company fully reserved its $500,000 investment in LOTS. At May 31, 2003, the Company does not have any reasonable expectations of recovering the original investments or any return thereon from LOTS.

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

S2 Technologies, Inc ("S2 Technologies") has developed a software platform that reduces the time and cost associated with integration and testing by 30%, resulting in shorter development cycles, lower R&D costs, and longer time-in-market. In August 2000 we purchased $500,000 of Series A Preferred Stock issued by S2 Technologies. In June 2001, we invested an additional $250,000 in a bridge loan to S2 Technologies. In October 2001, we participated in S2 Technologies' second equity financing round, with an investment of $1,105,000 in Series B Preferred Stock, which included conversion of the $250,000 bridge loan and an investment of $855,000 in new funds. In March 2002, we invested an additional $938,000 in Series B Preferred Stock issued by S2 Technologies. In May 2003 we participated in S2 Technologies' Series B-1 Preferred Stock financing with an investment of $200,000.

As of February 28, 2003 our total voting ownership of S2 Technologies was approximately 44.2%. After our additional investment in S2 Technologies in May 2003, our total voting ownership of S2 Technologies is approximately 41.7%. We are also providing senior management advisory services in exchange for additional equity in S2 Technologies in the form of warrants and cash fees.

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

Given the limited capital resources of S2 Technologies at the time we made our original investment, we began recognizing losses on our investment in S2 Technologies based upon our pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing, we have been recognizing losses on our investment in S2 Technologies based upon our total equity ownership percentage in S2 Technologies. We have recognized cumulative losses attributable to our ownership of S2 Technologies of $2,046,000 as of May 31, 2003 of which $189,000 is included in loss on investments for the three months ended May 31, 2003. At May 31, 2003, S2 Technologies investment was carried at $205,000. In accordance with paragraph 40 of Statement 142, we have evaluated the carrying value of our ownership interest in S2 Technologies for possible impairment in accordance with paragraph 19(h) of Opinion 18. As a result of S2 Technologies not meeting certain milestones established in fiscal 2003, we recorded an impairment loss of $412,000 for the fiscal year ending February 28, 2003. The method to determine the impairment loss was based upon Oryx's prorata share of S2 Technologies' net realizable value, which consists primarily of net available cash at February 28, 2003. For the three months ended May 31, 2003 Oryx's prorata share of S2 Technologies' net realizable value was in excess of the Company's investment balance of $205,000 and therefore, no impairment loss was recorded in the quarter ended May 31, 2003.

If S2 Technologies does not achieve higher level of sales to support its operations or cannot obtain needed financing or such financing is dilutive to our equity ownership interest in S2 Technologies, our investment balance of $205,000 as of May 31, 2003 may be subject to additional impairment charges. While S2 Technologies is behind in achievement of its financial plan objectives and milestones and overall market conditions for its products or services have delayed sales, as a result of numerous evaluation engagements and initial sales and follow on sales with two large multinational companies, there appears to be indications that S2 Technologies might be able to increase its sales to support its operations or raise additional capital in the future to meet its funding requirements.

       Investors Risks

Oryx Ventures' current activity is primarily limited to providing management services to S2 Technologies. Our business strategy with Oryx Ventures involves a number of special risks, including:

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

Our portfolio companies as of May 31, 2003 were:

--------------------------------------------------------------------------------
Company                  Accounting       Date of Initial   Voting Ownership
                         Method           Investment
--------------------------------------------------------------------------------
Lots Technologies        Cost Method      July 7, 2000      N/A
--------------------------------------------------------------------------------
S2 Technologies          Equity Method    July 20, 2000     41.7%
--------------------------------------------------------------------------------
Net Conversions          Cost Method      June 19, 2000     N/A
--------------------------------------------------------------------------------

Costs to  support  Oryx  Ventures  activities  are  primarily  related to salary expenses associated with providing management services to our portfolio companies. Effective November 30, 2002, Mitchel Underseth, our Chief Financial Officer, resigned from the Oryx to join S2 Technologies. As of May 31, 2003 there were two executives providing management services through Oryx Ventures to S2 Technologies. Currently, Oryx Ventures receives equity and cash fees as payment for providing management services to S2 Technologies.

CRITICAL ACCOUNTING POLICIES

The Company s critical accounting policies have not changed from those disclosed in the Company s Annual Report on Form 10-KSB for the year ended February 28, 2003.

Results of Operations

For the quarter ended May 31, 2003, revenues increased by $225,000 or 402% from $56,000 for the quarter ended May 31, 2002, to $281,000 for the quarter ended May 31, 2003. This increase in revenue is primarily attributed to $272,000 received from IRISO, consisting of a one-time $200,000 payment in connection with expanding IRISO's licensed territory from Japan to worldwide and a $72,000 royalty payment for IRISO SurgX related sales, offset by a decrease in management services fees generated from Oryx Ventures. Revenue in the future will be derived primarily from royalties from our SurgX technology and to a lesser extent from management service fees from Oryx Ventures. To date, the market opportunity for our SurgX technology are below our licensees' expectations and there can be no assurances that our licensees will continue to invest in SurgX related sales, marketing and research and development activities. While both SurgX licensees have recently experience increased interest and orders for SurgX products, there can be no assurances that sales of SurgX products will increase in the future, if at all, or that increases in sales will result in higher royalty income for us.

The Company's gross profit increased from $9,000 for the quarter ended May 31, 2002, to $266,000 for the quarter ended May 31, 2003, representing an increase of $257,000 or 2856%. The increase in gross profit for the three months period ended May 31, 2003 is primarily attributed to the $200,000 one time fee received from IRISO for granting them a non-exclusive worldwide license and to SurgX royalty revenue recorded during this quarter.

General and administrative expenses decreased from $213,000 for the quarter ended May 31, 2002, to $211,000 for the quarter ended May 31, 2003, representing a decrease of $2,000 or 1%. The decrease in general and administrative expenses during the three months ended May 31, 2003 is primarily attributed to a decrease in investor relations expenses and professional fees resulting from steps taken to reduced overall costs, offset by the absence of a $47,000 credit to expenses recorded during the three months ended May 31, 2002 for a refund received from the insurance carrier for previous legal expenses incurred during fiscal year 2001. During the three month periods ended May 31, 2003 and 2002, the Company recognized salary expenses of $15,000 and $47,000, respectively, as cost associated with the revenue generated from management services fees from Oryx Ventures. We expect that general and administrative expenses will remain about the same level during the rest of fiscal year 2004. We are focusing our management efforts on S2 Technologies and not actively pursuing new opportunities to charge fees for management services through Oryx Ventures.

Research and development expenses decreased by $42,000 or 72% from $58,000 for the three months ended May 31, 2002 to $16,000 for the three months ended May 31, 2003. The decrease of research and development for the three months ended May 31, 2003 is primarily attributed to the absence of salaries associated with development activities related to performance improvements for our SurgX liquid technology, which were terminated in February 2003, and to a decrease in expenses related to patent activities. Research and development expenditures will continue to primarily be legal expenses related to patent activities which we expect to remain at the same level during the remaining of fiscal 2004.

For the three months ended May 31, 2003 we recorded net interest income of $1,000. This compares to $4,000 of net interest income for the three months ended May 31, 2003. The decrease is mainly attributable to lower balances of cash and cash equivalent and lower effective interest rates. We anticipate less interest income in the future since cash and cash equivalent balance and interest rates have decreased.

Investment loss from Oryx Ventures' activities consists of recognition of losses relating to our percentage ownership share of S2 Technologies. From our original investment in August 2000 through our participation in the S2 Technologies Series B Financing in October 2001, we recognized approximately 71% of S2 Technologies' losses, which reflected our percentage of total capital invested in this company. Subsequent to the S2 Technologies Series B Preferred financing, based on the addition of new investors, Oryx recognized 35% of S2 Technologies' losses that reflects Oryx's percentage of equity ownership in S2 Technologies. After our additional investment in S2 Technologies Series B Preferred financing in March 31, 2002, Oryx recognized 44.3% of S2 Technologies' losses. After the May 2003 additional investment in S2 Technologies Series B-1 Preferred financing in May, 2003 the Company is recognizing 41.7% of S2 Technologies' losses. Investment loss from Oryx Ventures activities were $189,000 for the three months ended May 31, 2003, compared to $218,000 for the three months ended May 31, 2002. The decrease in investment loss during fiscal year 2003 was primarily due to lower losses recorded by S2 Technologies. At May 31, 2003 the carrying value of our S2 Technologies investment was $205,000.

We have evaluated the carrying value of our ownership interest in S2 Technologies for possible impairment in accordance with paragraph 19(h) of Opinion 18. As a result of S2 Technologies not meeting certain milestones established in fiscal 2003, we recorded an impairment loss of $412,000 for the year ending February 28, 2003, our investment balance in S2 Technologies as of February 28, 2003 was $200,000. The method to determine the impairment loss was based upon Oryx's prorata share of S2 Technologies' net realizable value, which consists primarily of net available cash at February 28, 2003. If S2 Technologies does not achieve higher level of sales or cannot obtain needed financing or such financing is dilutive to our equity ownership interest in S2 Technologies, our investment balance of $205,000 as of May 31, 2003 may be subject to additional impairment charges. While S2 Technologies is behind in achievement of its financial plan objectives and milestones and overall market conditions for its products or services have delayed sales, with the success of numerous evaluation engagements, and initial orders with large multinational companies, and its recent May 2003 financing round, there are indications that S2 Technologies will be able to successfully develop its business.

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

During the three months ended May 31, 2002, we recorded $30,000 as other income primarily related to equipment rental income. There was no other income recorded during this quarter.

We believe our operating losses will continue through fiscal 2004 as the anticipated royalty revenue from our SurgX and management fees generated from Oryx Ventures will not be sufficient to cover expected expenses for fiscal 2004.

Liquidity and Capital Resources

Our working capital decreased $153,000 or 47% from a surplus of $323,000 at February 28, 2003, to a surplus of $170,000 at May 31, 2003 primarily attributed to cash used for an investment of $200,000 into S2 Technologies by Oryx Ventures and a net loss from operations during the three months ended May 31, 2003. Our ratio of current assets to current liabilities was 2:1 at May 31, 2003 and 3.5:1 at February 28, 2003.

Net cash provided by operations was $135,000 for the three months ended May 31, 2003 compared to net cash used in operations of $104,000 for the three month ended May 31, 2002. The change from net cash used in operations during the three months ended May 31, 2002 to net cash provided from operations during the three months ended May 31, 2003 was primarily attributed to higher SurgX revenue from IRISO and a decrease in operating expenses. Cash provided by or used in operations consisted primarily of operating income (losses) adjusted for non-cash related items, which includes loss on investments, impairment and depreciation. During the three month ended May 31, 2003, other current assets decreased, as we amortized prepaid expenses, and accounts payable and accrued liabilities increased due to higher payable balances and payroll balances.

Net cash used in investing activities was $200,000 and $944,000 for the three month periods ended May 31, 2003 and 2002, respectively, consisting mainly of investments of $200,000 and $938,000, respectively, in S2 Technologies' Series Preferred Stock by Oryx Ventures.

We do not expect to have any material capital expenditures for the year ended February 28, 2004.

We do not have sufficient capital to meet our anticipated working capital requirements through fiscal year 2004. We must raise additional capital through public or private financings or other arrangements in order to have sufficient cash to continue our business operations. Due to recent cost reductions based upon our internal forecast and assumptions, we currently stimate that we will have to cease operations if we do not raise additional funding before August 2003. On January 10, 2003 our stock was delisted from The NASDAQ SmallCap Market and now trades on the OTC Bulletin Board. Delisting of our common stock from the NASDAQ SmallCap Market will likely make it more difficult for us to issue stock to raise additional funding.

We are actively exploring financing opportunities, however, there can be no assurance that we will be successful in raising any additional funding at all or in time to meet our financial needs or that any such funding would be on terms acceptable to us or in the best interest of our stockholders. If we cannot raise additional capital on or before August 2003 on acceptable terms, we will not be able to achieve our business objectives and continue as a going concern. As a result of these circumstances, the opinion of our independent accountants with respect to our consolidated financial statements included in our Form 10-KSB for the year ended February 28, 2003 includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern.

                                  RISK FACTORS

A purchase of shares of our common stock involves financial risk. In deciding whether to invest, you should carefully consider the following factors, the information contained in our Form 10-KSB for the year ended February 28, 2003 and this Form 10-QSB and the other information that we have referred to you.

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

As of May 31, 2003 we had an accumulated deficit of approximately $25.9 million. We incurred net losses of approximately $2.1 million for the fiscal year ended February 28, 2003 and $1.5 million for fiscal 2002. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher royalty fees to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to generate higher royalty fees, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline. We must raise additional capital no later than August 2003 to continue our business operations. As a result of these circumstances, our independent accountant's report on our consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about Oryx's ability to continue as a going concern.

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

We have struggled to successfully address these problems. Our future operating results will depend to a very large degree on the financial success of S2 Technologies and upon our ability to assist S2 Technologies in raising additional funding. All of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. To date, none of our portfolio companies have met their projected financial targets or provided any return to their investors. Our ability to provide further funding to any of these companies is negligible. These investments will continue to have a negative impact on our financial statements, as they have had in the past. Further, we have written down the value of our investment in LOTS and Net Conversions to zero. At present, our primary focus is our investment in S2 Technologies. As of May 31, 2003, we had invested approximately a total of $2.7 million in S2 Technologies; however, the book value of our investment in S2 Technologies is only $205,000 as of May 31, 2003, after recording our equity method share of S2 Technologies' substantial losses and a impairment loss. We may not be able to successfully develop S2
Technologies and there can be no assurance that we will either recoup our investment or receive any return on our investment in any company we have invested in.

We are dependent on the licensees of our SurgX technology for substantially all of our revenues.

Our future royalties from the licenses of our SurgX technology are based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees.

The license agreements for our SurgX technology no longer contain any minimum annual royalty payment requirements and royalty payments are based upon product sales. There can be no assurance that the licensees will pay us any royalties or that these royalty payments will provide enough revenue to continue to support our operations. In the case of Cooper Electronics Technologies, minimum royalty payments through June 2001 had already been satisfied to maintain its exclusive license. However, Cooper Electronics Technologies did not make a $1 million royalty payment due on September 15, 2002 to maintain exclusivity and, at such time, its license of our SurgX technology, pursuant to the terms of the license agreement, automatically became a non-exclusive license. IRISO had notified us that it had elected not to pay the minimum annual royalty for the royalty year ended October 2002. As a result of IRISO's election, the license granted to IRISO converted to a non-exclusive license for Japan for the remaining term of the license agreement. On April 1, 2003, for a one-time fee of $200,000 we executed an amendment to the license agreement granting IRISO a non-exclusive worldwide license. To date, Cooper Electronics Technologies and IRISO have shipped only limited quantities of products incorporating SurgX technology to customers and there can be no assurances that either of these licensees will ever achieve any significant sales revenue for SurgX products. Further, there can be no assurances that Cooper Electronics Technologies or IRISO will continue their respective licenses with us. In the event that either licensee terminates its license with us, we would suffer a material adverse impact on our business and financial condition. We have attempted to find additional licensees of our SurgX technology but have not been successful in doing so.

We may not be able to raise sufficient funds to finance our internal operations or investments by Oryx Ventures.

At present, our primary sources of revenue are from licensing royalties payable by the licensees of our SurgX technology and, to a lesser extent, management service fees from Oryx Ventures. We have made investments in three portfolio companies. However, we currently do not have sufficient funds to finance any further investment in new companies. We anticipate, based on management's internal forecasts and assumptions relating to our operations, that we will need to raise additional capital to satisfy our contemplated cash requirements on or before August 2003. However, unless our existing licensees increase sales of SurgX products which results in increased royalty revenue to us, we will not have sufficient cash generated from operations to continue our business in the period starting September 2003. Our present business plan requires us to raise additional funds. We are in current discussions with respect to sources of additional financing. However, there can be no assurance that we will be successful in obtaining additional financing or that such additional financing would be on terms acceptable to us. As a result of these circumstances, the opinion of our independent accountants with respect to our consolidated financial statements included in our Form 10-KSB for the year ended February 28, 2003 includes an explanatory paragraph indicating that these matters raise substantial doubt about our ability to continue as a going concern.

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

Although our investment securities currently comprise 37% of our assets, fluctuations in the value of these securities or of our other assets may cause this limit to be exceeded. This would require us to attempt to reduce our investment securities as a percentage of our total assets. This reduction could be attempted in a number of ways, including the disposition of our investment securities in S2 Technologies. If we sell investment securities of S2 Technologies, we may sell them sooner than we otherwise would. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, this investment. Moreover, we may not be able to sell this investment due to contractual restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets.

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

We are substantially dependent upon licensing revenue received from Cooper Bussmann and IRISO, the licensees of our SurgX technology. The products sold by these licensees are incorporated into a variety of electronics products. The current economic downturn and any future slowdown in the market for electronics products will adversely affect sales of products incorporating our SurgX technology which, in turn, will result in lower royalty revenue received by us from our licensees. This would have a material adverse effect on our financial condition.

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

As a result of various other transactions previously entered by us, as of May 31, 2003, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 375,900 shares of common stock. This represents significant additional potential dilution for our existing stockholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these convertible securities, there may be further dilution based on the price at which we issue other securities in the future.

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

                                     PART II

                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)

          Exhibit 10.74 Supplemental Agreement for Amendment of Intellectual Property Rights License Agreement by and between SurgX Corporation and IRISO Electronics Company dated as of April 1, 2003.

          Exhibit 10.75 S2 Technologies, Inc. Series B Preferred Stock Purchase Agreement dated May 6, 2003 by and between S2 Technologies, Inc., the Registrant and the other Purchasers named therein.

          Exhibit 99.1 Certification of Philip J. Micciche, President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)       Reports on Form 8-K

          The Company filed three Reports on Form 8-K during the quarter ended May 31, 2003. On May 19, 2003, the Company filed a report on Form 8 K/A to amend item 2 of Reports on Form 8-K dated October 31, 2001 and March 28, 2002 to include all financial statements required by Item 310 of Regulation S-B. On May 20, 2003, the Company filed a Report on Form 8-K to report that on May 6, 2003, its wholly-owned subsidiary, Oryx Ventures, LLC, invested an additional $200,000 in S2 Technologies, Inc., an early-stage middleware and software tools development company, as part of a $1 million offering of Series B-1 Preferred Stock. On May 20, 2003 the Company filed a Report on Form 8-K to report that Doug McBurnie had resigned from the Board of Directors, effective May 16, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ORYX TECHNOLOGY CORP.


Dated:  July 14, 2003       By:  /s/ Philip J. Micciche
                                 ----------------------
                                 Philip J. Micciche
                                 President, Chief Executive Officer, Chief
                                 Financial Officer and Director (Principal
                                 Executive Officer and Principal Financial and
                                 Accounting Officer)



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

Date: July 14, 2003

                                                         /s/ Philip J. Micciche
                                                         ----------------------
                                                         Philip J. Micciche
                                                         Chief Executive Officer