Form 10QSB
period 2003-08-31
ORYX TECHNOLOGY CORP
filed 2003-10-14
CIK 915355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003.

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

The number of shares outstanding of the issuer's Common Stock as of August 31, 2003 was 2,461,335.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents

PART I. FINANCIAL INFORMATION
                                                                            Page

Item 1. Financial Statements ................................................  3

Item 2. Management's Discussion and Analysis or Plan of Operation ........... 13

Item 3. Controls and Procedures ............................................. 34


PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds ........................... 35

Item 6. Exhibits and Reports on Form 8-K .................................... 35

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

          Assets                                                             August 31,      February 28,
                                                                                2003             2003
                                                                            ------------     ------------
Current assets:
  Cash and cash equivalents                                                 $    749,000     $    381,000
  Accounts receivable, net of allowance for doubtful
    accounts of $34,000 at August 31, 2003 and February 28, 2003                   5,000            5,000
  Other current assets                                                            81,000           66,000
                                                                            ------------     ------------
    Total current assets                                                         835,000          452,000

Property and equipment, net                                                        5,000            8,000
Investments                                                                       40,000          200,000
                                                                            ------------     ------------
                                                                            $    880,000     $    660,000
                                                                            ============     ============

              Liabilities, Mandatorily Redeemable Convertible
                  Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable                                                          $     37,000     $     12,000
  Accrued liabilities                                                            237,000          117,000
                                                                            ------------     ------------
    Total current liabilities                                                    274,000          129,000


Series A 2% mandatorily redeemable convertible Preferred Stock
    $0.001 par value; 3,000,000 shares authorized;
    750 shares issued and outstanding                                             18,000           18,000

Stockholders' equity:
  Common Stock, $0.001 par value; 25,000,000 shares
    authorized; 2,461,335 and 1,836,335 issued and outstanding
    at August 31, 2003 and February 28, 2003, respectively                         2,000            2,000
Additional paid-in capital                                                    26,907,000       26,282,000
Accumulated deficit                                                          (26,321,000)     (25,771,000)
                                                                            ------------     ------------
      Total stockholders' equity                                                 588,000          513,000
                                                                            ------------     ------------
                                                                            $    880,000     $    660,000
                                                                            ============     ============

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended               Six Months Ended
                                                                        August 31,                       August 31,
                                                              ---------------------------     ---------------------------
                                                                  2003            2002            2003            2002
                                                              -----------     -----------     -----------     -----------
Revenue:
  Services                                                    $        --     $    17,000     $       --      $    43,000
  Services to related parties                                       9,000     $    28,000          18,000     $    46,000
  Other                                                            50,000          12,000         322,000          24,000
                                                              -----------     -----------     -----------     -----------
                                                                   59,000          57,000         340,000         113,000
                                                              -----------     -----------     -----------     -----------

Cost of Revenue:
  Services                                                             --          12,000              --          31,000
  Services to related parties                                      14,000          34,000          29,000          62,000
                                                              -----------     -----------     -----------     -----------
                                                                   14,000          46,000          29,000          93,000
                                                              -----------     -----------     -----------     -----------

    Gross profit                                                   45,000          11,000         311,000          20,000
                                                              -----------     -----------     -----------     -----------

Operating expenses:
  General and administrative                                      195,000         259,000         406,000         472,000
  Research and development                                          7,000          50,000          23,000         108,000
                                                              -----------     -----------     -----------     -----------
    Total operating expenses                                      202,000         309,000         429,000         580,000
                                                              -----------     -----------     -----------     -----------

  Loss from operations                                           (157,000)       (298,000)       (118,000)       (560,000)

Interest income, net                                                   --           3,000           1,000           7,000
Loss on investments                                              (159,000)       (221,000)       (348,000)       (439,000)
Other income                                                           --              --              --          30,000
                                                              -----------     -----------     -----------     -----------
Loss before income tax                                           (316,000)       (516,000)       (465,000)       (962,000)
Income tax                                                        (85,000)             --         (85,000)             --
                                                              -----------     -----------     -----------     -----------
Net Loss                                                         (401,000)       (516,000)       (550,000)       (962,000)
Preferred Stock Dividends                                              --              --              --          (1,000)
                                                              -----------     -----------     -----------     -----------
    Net loss attributable to Common Stock                     $  (401,000)    $  (516,000)    $  (550,000)    $  (963,000)
                                                              ===========     ===========     ===========     ===========


    Basic and diluted net loss per common share               $     (0.19)    $     (0.28)    $     (0.28)    $     (0.53)
                                                              ===========     ===========     ===========     ===========

Weighted average common shares used to
    compute basic and diluted net 1oss per
    share                                                       2,067,313       1,832,834       1,951,824       1,832,834
                                                              -----------     -----------     -----------     -----------

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Six Months Ended
                                                                                              August 31,
                                                                                        2003             2002
                                                                                    -----------      -----------
Cash flows from operating activities:
  Net loss                                                                          $  (550,000)     $  (962,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on investments                                                                 348,000          439,000
    Depreciation                                                                          3,000            3,000
    Non-cash stock compensation                                                              --           38,000
      Changes in assets and liabilities
        Accounts receivable                                                              12,000           13,000
        Other current assets                                                            (15,000)          (4,000)
        Accounts payable                                                                 25,000           51,000
        Accrued liabilities                                                             120,000          (64,000)
                                                                                    -----------      -----------
            Net cash used in operations                                                 (57,000)        (486,000)
                                                                                    -----------      -----------

Cash flows from investing activities:
  Capital expenditures                                                                       --           (8,000)
  Investment in S2 Technologies                                                        (200,000)        (938,000)
                                                                                    -----------      -----------
            Net cash used by investing activities                                      (200,000)        (946,000)
                                                                                    -----------      -----------

Cash flows from financing activities:
  Proceeds from sale of Common Stock and warrants                                       625,000               --
  Payment of dividends on Preferred Stock                                                    --           (1,000)
                                                                                    -----------      -----------
            Net cash provided by (used in) financing activities                         625,000           (1,000)
                                                                                    -----------      -----------
Net increase (decrease) in cash and cash equivalents                                    368,000       (1,433,000)
Cash and cash equivalents at beginning of period                                        381,000        2,053,000
                                                                                    -----------      -----------
Cash and cash equivalents at end of period                                          $   749,000      $   620,000
                                                                                    ===========      ===========

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - GENERAL

The information contained in the following notes to Unaudited Condensed Consolidated Financial Statements is condensed; accordingly, the financial statements contained herein should be reviewed in conjunction with the Form 10-KSB of Oryx Technology Corp. (the "Company") for the year ended February 28, 2003.

The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

The financial information for the periods ended August 31, 2003 and 2002 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its subsidiaries at August 31, 2003, and the results of their operations and cash flows for the three and six month periods ended August 31, 2003 and 2002.

The  unaudited  consolidated  financial  statements  include the accounts of the
Company  and  its  wholly  owned  subsidiaries.   All  significant  intercompany
transactions and accounts have been eliminated.

In February 2003, as a result of the fact that the Company had insufficient capital to meet its working capital requirements through the next twelve months, the opinion of the Company's independent accountants with respect to the consolidated financial statements included in the form 10-KSB for the year ended February 28, 2003 includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

In July 2003, the Company consummated the sale of 625,000 shares of its common stock and warrants to purchase up to an additional 156,250 shares of common, resulting in cash proceeds to the Company of $625,000. Management believes that it has sufficient capital to continue is business operations through fiscal year 2004. However, in the event the Company fails to meet its projecting operating plan for this period, it may need additional funding. If the Company requires additional capital, there can be no assurance that such transactions can be effected in time to meet its needs, if at all, or that any such transaction will be on terms acceptable to the Company or in the interest of its stockholders.

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

Company's net loss and net loss per share in the quarters ended August 31, 2003 and 2002 would have been as follows:

                                                         Three months ended                  Six months ended
                                                    Aug 31,           Aug 31,            Aug 31,            Aug 31,
                                                     2003              2002               2003               2002
                                                 -----------        -----------        -----------        -----------
Net loss reported                                $  (401,000)       $  (516,000)       $  (550,000)       $  (963,000)

Stock-based employee compensation expense
  determined under fair value for all awards         (23,000)           (42,000)           (52,000)           (91,000)
                                                 -----------        -----------        -----------        -----------
Pro forma net loss                               $  (424,000)       $  (558,000)       $  (602,000)       $(1,054,000)
                                                 ===========        ===========        ===========        ===========

Reported net loss per share                      $     (0.19)       $     (0.28)       $     (0.28)       $     (0.53)
                                                 ===========        ===========        ===========        ===========
Pro forma net loss per share                     $     (0.21)       $     (0.30)       $     (0.31)       $     (0.58)
                                                 -----------        -----------        -----------        -----------

The Company did not grant any options during the first six months of fiscal 2004. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during fiscal 2002: dividend yields of 0%, expected volatility of 111%, risk-free interest rate of 3.92% and a weighted average expected option term of five years. The weighted average fair value of options granted during fiscal 2002 was $2.96.

NOTE 3 - LOSS PER SHARE

Basic and diluted earnings per share for the periods presented have been computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Due to the net losses incurred for the periods presented, all common stock equivalents (options, warrants and preferred stock) outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share in the periods presented. Anti-dilutive securities and common stock equivalents at August 31, 2003 which could be dilutive in future periods include common stock options to purchase 219,151 shares of common stock, warrants to purchase 314,679 with shares of common stock, and 750 shares of Series A preferred stock which may be converted into 875 shares of common stock, which could reduce the Company's share of profits in the calculation of earnings per share in future periods. Anti-dilutive securities and common stock equivalents at August 31, 2002 which could be dilutive in future periods include common stock options to purchase 316,842 shares of common stock, warrants to purchase 148,954 shares of common stock, 3,750 shares of Series A preferred stock which may be converted into 4,376 shares of common stock and subsidiary stock options to purchase 14,000 shares in the Company's SurgX subsidiary, which could reduce the Company's share of profits in the calculation of earnings per share in future periods.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period from non-owner sources including unrealized gains and losses on available-for-sale securities. There is no difference between net loss and comprehensive loss for all periods presented.

NOTE 5 - INVESTMENTS

During fiscal 2001, the Company established Oryx Ventures, LLC to act as an investment and management services entity. Oryx Ventures is a wholly-owned subsidiary of the Company and is managed by the Company's employees. The Company contributes investment funds to Oryx Ventures from its existing cash balances. To date, the Company has invested in three technology companies: LOTS Technology, Inc., a developer of digital optical storage technology,
NetConversions, an early-stage, data marketing company with a proprietary technology that allows for real-time analysis of consumer online buyer behavior, and S2 Technologies, Inc., an early-stage middleware and software tools development company. At present, due to a lack of capital and adverse conditions in the capital markets, coupled with the uncertainty of future royalty income from SurgX, the Company is limiting the activities of Oryx Ventures to supporting primarily one portfolio company, S2 Technologies.

On a quarterly basis, the carrying value of the Company's ownership interest in each of its portfolio companies is evaluated for possible impairment. In assessing the carrying value for each portfolio company, the achievement of financial plan objectives and milestones, overall market conditions for their products or services, assessment of competitive technologies and the ability to raise capital for future funding requirements is considered.

The various interests that the Company has acquired in its portfolio companies are accounted for by either the equity method or cost method. The applicable accounting method used to record investments in portfolio companies is determined by the Company's voting interest and level of influence the Company exercises over each portfolio company. In general the Company will use the equity method when its ownership level exceeds 20% but is not greater than 50%. When the Company's ownership is less than 20% and the Company does not exercise significant influence it uses the cost method. Whether or not the Company exercises significant influence with respect to a portfolio company depends on an evaluation of several factors including: its management capacity and decision making authority relative to the management services the Company provides to the portfolio company, level of representation on the portfolio company's board of directors and level of voting rights associated with its equity holdings. The Company accounts for its investment in S2 Technologies using the equity method.

LOTS Technology ("LOTS") ceased operations in calendar year 2002 and has filed for bankruptcy. LOTS developed a replacement product for high-end magnetic media drives, but failed to raise adequate financing to support its operations. In July 2000, the Company made a direct investment of $500,000 in LOTS and received additional equity in the form of stock options for senior advisory services it has provided to LOTS. During the fourth quarter of fiscal 2001, based upon the adverse conditions of the private equity capital markets the Company wrote-off its $500,000 investment in LOTS. At August 31, 2003, the Company does not have any reasonable expectation of recovering its original investment or any return thereon from LOTS.

NetConversions, Inc, ("NetConversions") significantly curtailed its business operations in August 2001. NetConversions developed a solution that incorporates an innovative approach to behavior profiling and promotions, allowing e-commerce managers maximum flexibility to change their website marketing. In June, 2001, the Company provided a convertible bridge loan of $100,000 to NetConversions. The Company fully reserved its investment in NetConversions as of November 30, 2000 due to industry conditions and financing issues. At August 31, 2003, the Company does not have any reasonable expectation of recovering its original investment or any return thereon from NetConversions.

S2 Technologies, Inc ("S2 Technologies") has developed a software platform that reduces the time and cost associated with integration and testing, resulting in shorter development cycles, lower research and development costs, and longer time-in-market. In August 2000 the Company purchased $500,000 of Series A Preferred Stock issued by S2 Technologies. In June 2001, the Company invested $250,000 in a bridge loan to S2 Technologies. In October 2001, the Company participated in S2 Technologies' second equity financing round with an investment of $1,105,000 in Series B Preferred Stock, which included conversion of the $250,000 bridge loan and an investment of $855,000 in new funds. In March 2002, the Company invested $938,000 in Series B Preferred Stock issued by S2 Technologies and exercised a warrant to acquire 466,666 shares of S2
Technologies' Common Stock. In May 2003, the Company made an investment of $200,000 in S2 Technologies Series B-1 Preferred Stock. In August 2003, the Company exercised a warrant to acquire 233,334 shares of S2 Technologies' Common Stock resulting in a cumulative equity ownership position investment in S2 Technologies of approximately 42.3% as of August 31, 2003. On September 15, 2003, the Company made an additional investment of $125,000 in S2 Technologies Series B-1 Preferred Stock. As a result of this latest investment, the Company now has a voting ownership in S2 Technologies of approximately 43.3%. The Company is also providing senior management advisory services in exchange for a cash fee.

S2 Technologies' focus is to provide value-added tools that address the integration and verification phases of embedded software. The goal of S2
Technologies' products is to increase software developers' and engineers' productivity and decrease the time it takes for their products to reach commercialization. S2 Technologies released its first commercial product in March 2002. Sales to date have been lower than anticipated due to the difficult economic environment.

Given the limited capital resources of S2 Technologies at the time the Company made its original investment, the Company began recognizing losses based upon the its pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing in October 2001, the Company began recognizing losses on its investment in S2 Technologies based upon the Company's total equity ownership percentage in S2 Technologies. Holders of Series A Preferred Stock and B Preferred Stock have voting rights consistent with the voting rights of common stockholders and such voting rights are considered in the calculation of the Company's ownership in S2 Technologies. The investment loss with respect to the Company's investment in S2 Technologies consists of recognition of losses relating to the Company's percentage ownership share of S2 Technologies and impairment of the Company's investment in S2 Technologies. From the Company's original investment in August 2000 through its participation in the S2
Technologies Series B Financing in October 2001, the Company recognized approximately 71% of S2 Technologies' losses, which reflected the Company's percentage of total capital invested in S2 Technologies. Subsequent to the S2 Technologies Series B Preferred financing in October 2001, based on the addition of new investors, the Company recognized 35% of S2 Technologies' losses, which reflected its percentage equity ownership in S2 Technologies. Then, due to several subsequent additional investments in S2 Technologies, the Company percentage equity ownership has fluctuated and is 42.3% at August 31, 2003. The Company has recognized losses attributable to its ownership of S2 Technologies of $2,205,000 as of August 31, 2003 of which $159,000 and $348,000 are included in loss on investments for the three and the six months ended August 31, 2003, respectively. At August 31, 2003, the carrying value of the Company's investment in S2 Technologies was $40,000.

S2 Technologies remains in the "development stage" and expects to continue to generate losses from operations until its products have achieved market acceptance and recurring sales with customers. Sales to date have been minimal and lower than expected, and therefore there can be no assurance that S2 Technologies will achieve these goals. If sales do not increase, S2 Technologies will most likely require additional funding and there can be no assurance that such funding will be available, or if such funding is available, will be on terms which would be acceptable to S2 Technologies or beneficial to the Company's equity ownership interest in S2 Technologies. As a result of S2 Technologies not meeting certain milestones established during fiscal 2003, the Company recorded an impairment loss of $412,000 for the year ended February 28, 2003. The impairment loss was determined based upon Oryx's prorata share of S2 Technologies' net realizable value, which consists primarily of net available cash at February 28, 2003. At August 31, 2003 Oryx's prorata share of S2 Technologies' net realizable value was in excess of the Company's investment balance of $40,000 and therefore, no impairment loss was recorded in the quarter ended August 31, 2003. If S2 Technologies does not achieve higher level of sales or cannot obtain needed financing or such financing is dilutive to the Company's equity ownership interest in S2 Technologies, the Company's investment balance of $40,000 as of August 31, 2003 may be subject to additional impairment charges.

Mark Underseth, Chief Executive Officer of S2 Technologies, is the brother of Mitchel Underseth, who was the Chief Financial Officer and director of the Company until November 30, 2002. Mitchel Underseth did not participate in the Company due diligence or negotiations with respect to Oryx's investments in S2 Technologies and abstained from voting or discussion when the Oryx Board of Directors considered this matter. On December 1, 2002, Mitchel Underseth joined S2 Technologies as their Chief Financial Officer. The Company recognized $9,000 in management service fees from S2 Technologies for the three months ended August 31, 2003.

Summarized financial information for S2 Technologies for the six months ended August 31, 2003 is as follows:

                                                         At Aug 31, 2003
                                                         ---------------
Current assets                                            $   692,000
Non-current assets                                             37,000
Current liabilities                                           300,000
Non-current liabilities                                            --
Redeemable preferred stock                                  4,931,000
Stockholders deficit                                       (4,502,000)


                                   Three Months Ended    Six Months Ended
                                      Aug 31, 2003         Aug 31, 2003
                                      ------------         ------------
Net sales                                45,000                66,000
Loss from continuing operations        (398,000)             (851,000)
Net loss                               (397,000)             (849,000)

NOTE 6 - STOCKHOLDERS' EQUITY

During fiscal 2002, the Company entered into a seventeen and one half month marketing agreement with a third party for investor relations services. In July 2001, in consideration for investor relations services provided to the Company by such third party, the Company issued to such party two immediately exercisable fully vested warrants to purchase 25,000 shares of common stock each at an exercise price of $6.52 and $3.26 per share, respectively. These warrants expire five years from the date of issuance. The Company has determined the fair value of these warrants to be $110,000, which was calculated using the Black-Scholes option pricing model on the date of grant. The fair value of the warrants was expensed on a straight-line basis over the period in which the services were performed. The Company recorded all $110,000 as expenses related to these services during the fiscal years ended February 28, 2002 and 2003, which $19,000 and $38,000 were expensed during the three and six month periods ended August 31, 2002, respectively.

In July 2003, the Company sold 625,000 shares of common stock to a group of investors in a private placement, resulting in cash proceeds to Oryx of $625,000. As part of this transaction, the Company issued to the investors five-year warrants to purchase in aggregate up to a maximum of 156,250 shares of common stock at an exercise price of $3.00 per share

NOTE 7 - SEGMENT INFORMATION

The Company groups its business into two operating segments and a corporate segment (as defined by SFAS No. 131 "Disclosure about Segments and Enterprise and Related Information."): (i) SurgX, the subsidiary through which it licenses its surge protection technology; (ii) Oryx Ventures, the entity which provides strategic and management services and investment to technology-oriented start-up companies; and (iii) the corporate segment which supports and provides administrative, accounting and financial services. Minority interest of 3% in SurgX is not significant, therefore, it is not reflected in our financial statements.

                                                    Three Months Ended                Six Months Ended
                                                        August 31,                        August 31,
                                                 2003            2002            2003          2002
                                              ---------       ---------       ---------      ---------
Revenues:
  Surgx                                       $  50,000       $      --       $ 322,000      $      --
  Oryx Ventures                                   9,000          45,000          18,000         89,000
  Corporate                                          --          12,000              --         24,000
                                              ---------       ---------       ---------      ---------
                                              $  59,000       $  57,000       $ 340,000      $ 113,000
                                              =========       =========       =========      =========

Operating income (loss):
  Surgx                                       $  43,000       $ (51,000)      $ 299,000      $(108,000)
  Oryx Ventures                                  (6,000)         (9,000)        (13,000)       (17,000)
  Corporate                                    (194,000)       (238,000)       (404,000)      (435,000)
                                              ---------       ---------       ---------      ---------
                                              $(157,000)      $(298,000)      $(118,000)     $(560,000)
                                              =========       =========       =========      =========

Depreciation and amortization expense:
  Surgx                                       $      --       $      --       $      --      $      --
  Corporate                                       2,000           2,000           3,000          3,000
                                              ---------       ---------       ---------      ---------
                                              $   2,000       $   2,000       $   3,000      $   3,000
                                              =========       =========       =========      =========

                                                                              August 31,     February 28,
Identifiable assets:                                                             2003           2003
                                                                              ---------      ---------
Oryx Ventures                                                                  $ 45,000       $205,000
Corporate                                                                       835,000        455,000
                                                                              ---------      ---------
                                                                               $880,000       $660,000
                                                                              =========      =========

Loss on investments of $159,000 and $348,000 for the three and six month periods ended August 31, 2003 relates to the Oryx Ventures segment representing losses on equity investments. Included in identifiable assets of Oryx Ventures at August 31, 2003 and February 28, 2003 are $40,000 and $200,000, respectively, which represents the value of investments accounted for under the equity method (see note 5).

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company enters into agreements with customers in the normal course of business that contain various guarantees such as indemnification of its or a third party's intellectual property. At August 31, 2003, the Company had not recorded any liabilities associated with these guarantees.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company expects that the adoption of FIN46 may have an impact on its investment in S2 Technologies, Inc.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classifies a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company believes that the adoption of this standard will have no material impact on its financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operations

This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended February 28, 2003. As used herein, "we", "our", "us" and the like refer to Oryx Technology Corp.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions by our licensees, success of research and development efforts by our licensees, customer acceptance of new products and the performance of the portfolio company we invested in. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, dependence upon our licensees for the commercial success of our products, adverse changes in customer order patterns, increased competition, lack of acceptance of new products, lack of success in technological advancement, adverse capital markets, adverse business conditions that may negatively affect our portfolio company, S2 Technologies, and other factors.

All investors should carefully read the Form 10-KSB together with this Form 10-QSB, and consider all such risks before making an investment decision with respect to the Company's stock.

Business Segments

We are a technology licensing and investment and management services company with two primary focuses:

o collecting royalties for our SurgX technology from our SurgX licensees, Cooper Electronics Technologies, Inc. and IRISO Electronics Company, Ltd.; and

o maintaining our current investment and providing limited management services to one portfolio company, S2 Technologies, through our investment and management services company, Oryx Ventures, LLC.

SurgX Corporation

Business Overview

SurgX Corporation, or SurgX, is the subsidiary through which we license SurgX, our proprietary surge protection technology for over-voltage protection. SurgX technology for over-voltage protection is comprised of a specialized polymer formulation containing inorganic solids, metal particles and adhesion-promoting agents which can be tailored for use against surge threats at different voltage and power levels. The underlying technology developed by SurgX is currently licensed to two licensees, Cooper Bussmann, or Cooper Electronics Technologies, and IRISO Electronics Company, Ltd., or IRISO, on a non-exclusive world-wide basis. Products manufactured by these licensees and utilizing SurgX's proprietary technology are targeted for sale to original equipment manufacturers, or OEMs, and contract manufacturers in the computer, communication, and electronics industries to provide protection against electrostatic discharge, or ESD, events through discrete devices at the printed circuit board level.

The licensees of our SurgX technology have, to date, not been successful in shipping products incorporating our SurgX technology in volumes to generate sufficient royalty revenue to support our operations and there can be no assurances that they will be successful in increasing sales of products based on our SurgX technology in the future.

Licensees

         Cooper Electronics Technologies

In fiscal year 1997, we granted to Cooper Bussmann an exclusive worldwide, except for Japan, license for the manufacture and marketing of surface mount and connector array components using SurgX technology. Cooper Bussmann is a leading manufacturer of fuses and its target market for products incorporating the SurgX technology is the electronics market. In consideration for this license, Cooper Bussmann paid us $750,000 in development funding, and, subject to terms of the license agreement, became obligated to pay royalties to us for approximately eleven years based upon Cooper Bussmann sales of SurgX surface mount components and connectors. In September of 1997, this license agreement was amended to extend its term to 20 years, expand Cooper Bussmann's license rights for SurgTape for board-level ESD protection, and provide SurgX with a cash advance of $1.7 million, in the form of non-refundable minimum royalties to finance the development and commercialization of SurgTape, which was not commercialized. Pursuant to the terms of the license agreement, Cooper Bussmann was granted an exclusive license through June 2001 in exchange for the $1.7 million cash advance it provided to us. Subsequently, Cooper Bussmann did not make a required $1 million royalty payment due September 15, 2002 to maintain its exclusive license to the SurgX technology and its license automatically converted to a nonexclusive basis as of September 15, 2002. Due to lower than anticipated sales of SurgX products, we did not receive any royalties from Cooper Bussmann during fiscal years 2002 and 2003.

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

In fiscal year 2000, all SurgX research and development efforts were transferred from Oryx to Cooper Electronics Technologies. In fiscal 2001, a Cooper Electronics Technologies polymer devices facility was established to support polymer development, manufacturing and marketing activities. This facility also includes technologies for several other Cooper Electronics Technologies' devices, such as supercapacitors. Cooper Electronics Technologies' manufacturing and process know-how have been utilized to improve the processing yields, the consistency and the logistics of SurgX liquid manufacturing, and the focused marketing and application engineering effort has improved the integration and manufacturing of SurgX liquid technology with finished ESD protection device manufacturing. In late 2001, Cooper Electronics Technologies informed us that unless it received ongoing significant orders for its SurgX based products, it might significantly curtail its SurgX related development activities. Presently, Cooper Electronics Technologies is continuing its development efforts on a level in line with its perception of the potential market size and sales opportunity for SurgX based products.

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

In late calendar 2001, Cooper Electronics Technologies introduced a 0603 discrete component package with better protection capability and lower trigger voltage and is in the process of prototype development, of a much smaller footprint component, a 0402 package style in addition to other smaller multi-line variants. The mass production version of the 0402 device is being developed and is anticipated to be marketed during the following year; however, no firm introduction date has been finalized.

In fiscal 2002, we transferred all trade secrets and manufacturing know-how for SurgX liquid to Cooper Electronics Technologies. All future SurgX liquid manufacturing enhancements and development activities will be performed by Cooper Electronics Technologies.

Cooper Bussmann utilizes an Asian based contract manufacturer to produce its SurgX based products: 0805 Chip Polymer ESD Suppressant, 41206 Four Element Array and 0603 Polymer ESD Suppressant. The 0805 Chip Polymer ESD Suppressant was the first product introduced by Cooper Electronics and has been sold for use in home phone systems. The 41206 Four Element Array has been sold for used in devices to protect the USB signal lines in portable communication and set top box applications. The most recent product introduced by Cooper Electronics, the 0603 Polymer ESD Suppressant, has been sold for use in cellular devices, PDA's, set top boxes, DSL type equipment.

Historically, up to two years ago, Cooper Electronics Technologies sales of SurgX products have been lower than anticipated. Sales of SurgX products by Cooper Electronics Technologies for fiscal 2001 were under three million units. Sales of SurgX products in fiscal 2002 were also significantly lower than anticipated, with less than 18 million units shipped during the period, partially due to a persistent overall slowdown in the electronic industry and the inability of our SurgX polymer technology to meet more stringent technical protection requirements of customers for new integrated circuit devices and fiber optic amplifier components. However, in fiscal 2003, with the concentrated application engineering and marketing effort and the introduction of the 0603 ESDA product, Cooper Electronics Technologies shipped over 30 million devices (combination of 0603, 0805, and 4 line array configurations) The 0603 ESD product continues to gain popularity with the designer community due to the high frequency performance and new pricing policies aimed at replacing other devices traditionally used for ESD protection. Cooper Electronics Technologies has gained design wins and new multimillion piece orders at large customers like Canon, Panasonic, Sanyo, Toshiba, Motorola, Siemens, Fujitsu, Sony and many commercial electronic device manufacturers.

For the first six months of fiscal 2004 the order rate for SurgX products has been several times the rate of the previous year's shipments for the same period, which is a result of the technology coming into wider use by circuit designers for a wider range of applications. However, the sales prices of these devices are lower than expected in order to participate in a larger market, overcoming initial customer resistance to a new device type, and meet competitive pricing of traditional protection devices. It is anticipated that this rate will be exceeded the following year based on customer interest.

         IRISO

In November 1997, IRISO, a manufacturer of high engineering connectors and precision metal pins for electronic equipment, invested $500,000 in SurgX Corporation in exchange for an equity ownership interest of approximately 3% of the total outstanding shares of SurgX Corporation. In conjunction with this equity investment, IRISO received a fifteen-year co-license to manufacture and sell our SurgX technology exclusively in Japan for board level ESD protection. These products are marketed under the SurgX trademarks. In fiscal 1999, IRISO started volume production and sales of 0805 surface mount components. Sales in fiscal 2000 were minimal, with IRISO shipping production quantities to two major OEMs and in lesser amounts to five other customers. While shipments in fiscal 2002 and fiscal 2003 were up significantly, at approximately 12 million units for each year, these sales levels are much lower than initially forecasted. Sales of SurgX products by IRISO have been negatively affected by a significant downturn and continued weakness in the electronic components markets, predatory pricing pressures from competitors and by market requirements of improved ESD protection capabilities, which have not been yet achieved. IRISO is currently shipping to eight OEMs. Additionally, there are several customers currently evaluating IRISO products incorporating the SurgX technology. In fiscal 2001, IRISO paid Oryx $100,000 in licensing royalties for shipments during the year.

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

In fiscal 2002 we transferred the manufacturing of SurgX liquid material to IRISO in Japan. We terminated our internal development activities on February 1, 2003; therefore, all future liquid manufacturing enhancements and liquid development activities will be borne by IRISO.

Other Potential Licensees

To expand the market for SurgX products, in fiscal 2003 we initiated discussions with several companies regarding licensing our SurgX technology. However, we were unsuccessful in entering into a new license agreement for our SurgX technology with any of the four companies we were in discussions with. Further, there can be no assurance that we will be successful in entering into a license agreement for our SurgX technology on an acceptable commercial basis with any other third parties.

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

The global market for all over-voltage protection devices was estimated at approximately $1.5-1.8 billion in calendar 2001. Our licensee, Cooper Electronics Technologies, believes due to the persistent electronics market slowdown, coupled with downward pricing pressures that the market in total revenue dollars contracted in calendar 2002. The first half of calendar 2003 has shown an upward trend in orders for the 0603 devices. This market includes some more mature transient voltage suppression, or TVS, devices such as gas discharge tubes, varistors, and diodes. The major markets targeted for new surge protection devices and technologies, such as those represented by our SurgX technology, and are telecommunication, automotive and computers. Gas discharge tubes, varistors, and diodes are all used as protection from over-voltage transients. Our SurgX technology is a polymer based technology, used to protect against the ESD type over-voltage transients. However, the market for the relatively new polymer type TVS device with the low capacitance and leakage is an expanding one with sales based on acceptance and device performance capability.

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

SurgX is an over-voltage protection component, which is designed for extensive use on printed circuit boards. It addresses many of the same applications as diodes and some varistors. Like the varistors and the gas discharge tubes, SurgX is bipolar in nature, allowing a single SurgX component to replace two diode devices. The capacitance of SurgX devices is typically less than 1/4 picofarad, much lower than that of any of the standard overvoltage protection components it is intended to replace. SurgX devices have been measured to be usable at very high frequencies without interfering with signal transmission. This low capacitance is particularly important as the frequencies of today's electronics go beyond 2 GHz. Over-voltage devices with capacitances greater than 10 pF interfere with megahertz signals. The slow response time of the gas discharge tubes prohibits their use for ESD protection of signal lines, even though they have the low capacitance required.

SurgX can be used as a diode/varistor replacement in certain ESD over-voltage transient applications since it has nanoseconds response, with a fold back trigger response similar to a sidactor diode, low capacitance, a very small footprint, lower leakage current than either a diode or a varistor, and high current shunting capability.

Though proven for performance and reliability, each of the traditional over-voltage protection technologies has only a narrow range of application. In addition, none achieves the desired combination of high speed, elevated power handling capability, low clamping voltage and low capacitance. Furthermore, present conventional devices and methodologies are expensive for use on all signal lines on a given circuit board. SurgX components are intended to address the low capacitance and low current leakage needs required for signal line protection in electronics, which is a small sub segment of the available ESD protection market.

Primary Market Segment

Our licensees, Cooper Electronics Technologies and IRISO, have sole responsibility for marketing products incorporating our SurgX technology. The TVS protection function traditionally served by the discrete TVS diode is the primary market targeted by our licensees. This market in total was approximately $ 800 million in calendar 2001 and our licensee, Cooper Electronics Technologies, believes due to the persistent electronics market slowdown, coupled with downward pricing pressures that the market in total revenue dollars contracted in calendar 2002. This market consists of two segments: the low energy high frequency ESD type protection where the SurgX device is optimal in its function and the much lower clamp (trigger voltage) application currently outside the SurgX specification area. Each of these segments generated approximately $ 400 million in total sales in calendar year 2001. This includes the ESD protection part of the varistor market. However, in order to fully participate in this segment, the SurgX device must be designed to be capable of lower trigger and clamp voltage and cycle capability, in addition to higher energy capacity to withstand higher transient pulses. Within these markets the most important use criteria tend to be cost. After cost, the trigger voltage, level of capacitance, response time, size, energy handling and leakage current are important criteria. It is the low capacitance and low leakage criteria on which the SurgX technology will initially compete. The low capacitance requirement of ESD protection devices in many circuit designs will provide the initial entry into the diode market segment. Our licensees are participating, albeit very limited in scope, in the low price, high volume diode market, since they had found it difficult to achieve product costs competitive with diodes or meet the required electrical performance. However, the high volume, low-cost diode market will provide the most significant opportunity for our licensees and they are currently evaluating electrical enhancement initiatives to be able to compete more effectively in this market.

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

During fiscal year 2000, we transferred all SurgX research and development efforts to Cooper Electronics Technologies. In fiscal 2002 we restarted limited SurgX liquid development activities to support our licensees in improving electrical performance of SurgX products. However, we required additional funding in order to continue these development activities, which we anticipated obtaining by entering into new licenses for our SurgX technology. We were not successful in entering into additional license agreements, and, as a result, we terminated all development activities as of February 1, 2003.

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

Oryx Ventures, LLC

We established Oryx Ventures, LLC, a Delaware limited liability company, in May 2000 to act as an investment and management services entity for us. Oryx Ventures is a wholly-owned subsidiary of Oryx and is managed by our employees. Previously, Oryx has contributed investment funds to Oryx Ventures from its existing cash balances. At present, due to a lack of capital and adverse conditions in the capital markets, coupled with the uncertainty of future royalty income from SurgX, we are limiting the activities of Oryx Ventures to supporting primarily one portfolio company, S2 Technologies. In addition, due to the departure of Mitchel Underseth as our Chief Financial Officer, we have scaled back on the services we provide to S2 Technologies and other companies. In order to conserve cash resources at Oryx, we have not actively sought new investments.

Oryx will receive all profits and losses from Oryx Ventures, provided that, Philip Micciche Chief Executive Officer of Oryx, Mitchel Underseth, the former Chief Financial Officer of Oryx and Luis Borge, Controller of Oryx will receive an aggregate of 20% of the profits distributed by Oryx Ventures upon liquidation or otherwise and Oryx will receive the balance of such profits.

Currently, Oryx Ventures is providing strategic and management services in several areas of business, including administration, accounting and sales with one portfolio company, S2 Technologies. Oryx Ventures has received equity and cash from S2 Technologies for the management services it is providing.

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

LOTS Technology ceased operations in calendar year 2002 and filed for bankruptcy. LOTS developed a replacement product for high-end magnetic media drives, but failed to raise adequate financing to support its operations. In July 2000, we made a direct investment of $500,000 in LOTS and received additional equity in the form of stock options for senior advisory services we provided to LOTS. During the fourth quarter of fiscal 2001, based upon the adverse conditions of the private equity capital markets we fully reserved our $500,000 investment in LOTS. At August 31, 2003, we do not have any reasonable expectations of recovering original investment or any return thereon from LOTS.

NetConversions, Inc. significantly curtailed its business operations in August 2001. NetConversions developed a solution that incorporates an innovative approach to behavior profiling and promotions, allowing e-commerce managers maximum flexibility to change their website marketing. The product is a turnkey ASP solution that requires minimal client integration and engineering. In June, 2000, we provided a convertible bridge loan of $100,000 to NetConversions. We fully reserved our investment in NetConversions as of November 30, 2000 due to industry conditions and financing issues. At present, we do not have any reasonable expectation of recovering our original investment or any return thereon from NetConversions.

S2 Technologies, Inc ("S2 Technologies") has developed a software platform that reduces the time and cost associated with integration and testing, resulting in shorter development cycles, lower R&D costs, and longer time-in-market. In August 2000 we purchased $500,000 of Series A Preferred Stock issued by S2 Technologies. In June 2001, we invested an additional $250,000 in a bridge loan to S2 Technologies. In October 2001, we participated in S2 Technologies' second equity financing round, with an investment of $1,105,000 in Series B Preferred Stock, which included conversion of the $250,000 bridge loan and an investment of $855,000 in new funds. In March 2002, we invested an additional $938,000 in Series B Preferred Stock issued by S2 Technologies. In March 2002 and August 2003 we exercised a warrant to acquire 466,666 and 233,334 shares of S2 Technologies' Common Stock, respectively. In May 2003 and September 2003 we participated in S2 Technologies' Series B-1 Preferred Stock financing with an investment of $200,000 and $125,000 respectively. We are also providing senior management advisory services to S2 Technologies for a cash fee.

As of August 31, 2003 our total voting ownership of S2 Technologies was approximately 42.3%. After our additional investment in S2 Technologies in September 2003, our total voting ownership of S2 Technologies is approximately 43.3%.

S2 Technologies' focus is to provide value-added tools that address the development, integration and verification phases of the embedded software. The goal is to increase software developers' and engineers' productivity and decrease the time it takes for their products to reach commercialization. S2 Technologies had released its first product in March 2002. Sales to date have been minimal and are lower than anticipated primarily due to the depressed economic environment.

Given the limited capital resources of S2 Technologies at the time we made our original investment, we began recognizing losses on our investment in S2 Technologies based upon our pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing, we have been recognizing losses on our investment in S2 Technologies based upon our total equity ownership percentage in S2 Technologies. As of August 31, 2003, we have recognized cumulative losses attributable to our ownership of S2 Technologies of $2,205,000, of which $159,000 and $348,000 for the three and six month ended August 31, 2003, respectively. At

August 31, 2003, S2 Technologies investment was carried at $40,000. In accordance with with paragraph 19(h) of Opinion 18, we have evaluated the carrying value of our ownership interest in S2 Technologies for possible impairment. As a result of S2 Technologies not meeting certain milestones established in fiscal 2003, we recorded an impairment loss of $412,000 for the fiscal year ending February 28, 2003. The method to determine the impairment loss was based upon Oryx's prorata share of S2 Technologies' net realizable value, which consists primarily of net available cash at February 28, 2003. For the six months ended August 31, 2003 Oryx's prorata share of S2 Technologies' net realizable value was in excess of the Company's investment balance of $40,000 and therefore, no impairment loss was recorded in the six months ended August 31, 2003.

If S2 Technologies does not achieve higher level of sales to support its operations or cannot obtain needed financing or such financing is dilutive to our equity ownership interest in S2 Technologies, our investment balance of $40,000 as of August 31, 2003 may be subject to additional impairment charges. While S2 Technologies is behind in achievement of its financial plan objectives and milestones and overall market conditions for its products and services have delayed sales, as a result of initial sales to two large multinational customers and follow-on sales with two large multinational companies, there appears to be indications that S2 Technologies might be able to increase its sales to support its operations or raise additional capital in the future to meet its funding requirements.

         Investors Risks

Oryx Ventures' current activity is limited to providing management services to S2 Technologies. Our business strategy with Oryx Ventures involves a number of special risks, including:

         o being deemed as investment company and subjected to the requirements of the Investment Company Act of 1940; and

         o the significant risk associated with investment in small start-up companies, given a very unreceptive financing environment for such companies along with a general downturn in the overall economy.

We may not be able to successfully address these problems. Moreover, our future operating results will depend to a very large degree on the financial success of our portfolio company S2 Technologies and upon our ability to assist S2 Technologies in becoming cash flow positive or obtaining follow-on financing, which, in light of current conditions in the capital markets for high-technology companies, is likely to be difficult. In addition, the three portfolio companies we have invested in were early-stage companies with limited operating histories and limited or no revenues. To date, S2 Technologies is our only portfolio company that is still pursuing its business model. LOTS Technology has ceased operation and filed for bankruptcy and NetConversions has significantly curtailed its operations. These investments have had a negative impact on our financial statements. We have recorded losses of $600,000 for writing off our investments in LOTS and NetConversions and accumulative of $2,617,000 representing Oryx's pro rata share of S2 Technologies losses and goodwill impairment charges. At present, we are focusing our efforts on S2 Technologies. However, we may not be able to successfully develop S2 Technologies and there can be no assurances that we will either recoup our investment or receive any return on our investment in S2 Technologies.

       Effects of Various Accounting Methods on our Results of Operations

S2 Technologies is an early stage development company that generates net losses, and we expect these losses to continue in the future. On a quarterly basis we evaluate the carrying value of our ownership interest in S2 Technologies for possible impairment. In our assessment of the carrying value for S2 Technologies, we consider achievement of its financial plan objectives and milestones, overall market conditions for its products or services, assessment of competitive technologies and its ability to raise capital for future funding requirements.

The applicable accounting method used to record our investments in S2 Technologies is determined by our voting interest in S2 Technologies and the level of influence we exercise over the company. Since our initial investment in S2 Technologies we have used the equity method because our ownership level exceeds 20% but has not been greater than 50%. Whether or not we exercise significant influence with respect to a portfolio company, which at this time we do not, depends on an evaluation of several factors including our management capacity and decision making authority relative to our management services we provide to the portfolio company, level of representation on the portfolio company's board of directors and level of voting rights associated with our equity holdings.

Costs to support Oryx Ventures activities are primarily related to salary expenses of Oryx employees associated with providing management services to S2 Technologies. Effective November 30, 2002, Mitchel Underseth, our Chief Financial Officer, resigned from Oryx to join S2 Technologies. As of August 31, 2003 there were two executives providing management services through Oryx Ventures to S2 Technologies. Currently, Oryx Ventures receives equity and cash fees as payment for providing management services to S2 Technologies.

CRITICAL ACCOUNTING POLICIES

The Company s critical accounting policies have not changed from those disclosed in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2003.

Results of Operations

For the quarter ended August 31, 2003, revenues increased by $2,000 or 4% from $57,000 for the quarter ended August 31, 2002, to $59,000 for the quarter ended August 31, 2003. This increase in revenue is attributed to an increase in SurgX royalty revenue offset by significant decrease in management service fees generated from Oryx Ventures. Revenue for the six months ended August 31, 2003 increased by $227,000 or 201% from $113,000 for the six months ended August 31, 2002 to $340,000 for the six months ended August 31, 2003. This increase in revenue is primarily attributed to $322,000 received from IRISO, consisting of a one-time $200,000 payment in connection with expanding IRISO's licensed territory from Japan to worldwide and a $112,000 royalty payment for IRISO SurgX related sales, offset by a decrease in management services fees generated from Oryx Ventures. Revenue in the future will be derived primarily from royalties from our SurgX technology and to a lesser extent from management service fees from Oryx Ventures. To date, sales of SurgX products are below our licensees' expectations and there can be no assurances that our licensees will continue to invest in SurgX related sales, marketing and research and development activities. While both SurgX licensees have recently experience increased interest and orders for SurgX products, there can be no assurances that sales of SurgX products will increase in the future, if at all, or that increases in sales will result in higher royalty income for us.

The Company's gross profit increased from $11,000 for the quarter ended August 31, 2002, to $45,000 for the quarter ended August 31, 2003, representing an increase of $34,000 or 309%.

Gross profit for the six months ended August 31, 2003 was $311,000 compared to $20,000 for the six months ended August 31, 2002, representing an increase of $291,000 or 1455 %.The increase in gross profit for the three months period ended August 31, 2003 is attributed to an increase in royalty income which has a much higher gross profit than revenues from management services fees. For the six months period ended August 31, 2003 the increase in gross profit is primarily attributed to the $200,000 one time fee received from IRISO for granting them a non-exclusive worldwide license and to SurgX royalty revenue recorded during these periods.

General and administrative expenses decreased from $259,000 for the quarter ended August 31, 2002, to $195,000 for the quarter ended August 31, 2003, representing a decrease of $64,000 or 25%. General and administrative expenses decreased by $66,000 or 14% from $472,000 for the six months ended August 31, 2002 to $406,000 for the six months ended August 31, 2003. The decrease in general and administrative expenses during the three and six months ended August 31, 2003 is primarily attributed to a decrease in investor relations expenses and professional fees resulting from steps taken to reduced overall costs, partially offset by the absence of a $47,000 credit to expenses recorded during the three months ended May 31, 2002 for a refund received from the insurance carrier for previous legal expenses incurred during fiscal year 2001.

During the three and six month periods ended August 31, 2003, the Company recognized salary expenses of $14,000 and $29,000, respectively, as cost associated with the revenue generated from management services fees from Oryx Ventures. This compares to $46,000 and $93,000 recognized as salary expenses for the three and six months periods ended August 31, 2002. This decrease is associated with lower revenue from management service fees. We expect that general and administrative expenses will remain about the same level during the rest of fiscal year 2004. We are focusing our management efforts on S2 Technologies and not actively pursuing new opportunities to charge fees for management services through Oryx Ventures.

Research and development expenses decreased by $43,000 or 86% from $50,000 for the three months ended August 31, 2002 to $7,000 for the three months ended August 31, 2003. Research and development expenses decreased by $85,000 or 79% from $108,000 for the six months ended August 31, 2002 to $23,000 for the six months ended August 31, 2003. The decrease of research and development for the three and six months ended August 31, 2003 is primarily attributed to the absence of salaries associated with development activities related to performance improvements for our SurgX liquid technology, which were terminated in February 2003, and to a decrease in expenses related to patent activities. Research and development expenditures will continue to primarily be legal expenses related to patent activities.

For the three and six months ended August 31, 2003 we recorded net interest income of $0 and $1,000, respectively. This compares to $3,000 and $7,000 of net interest income recorded for the three and six months ended August 31, 2002. The decrease is mainly attributable to lower balances of cash and cash equivalent and lower effective interest rates. We anticipate less interest income in the future since cash and cash equivalent balance and interest rates have decreased.

Investment loss from Oryx Ventures' activities consists of recognition of losses relating to our percentage ownership share of S2 Technologies. From our original investment in August 2000 through our participation in the S2 Technologies Series B Financing in October 2001, we recognized approximately 71% of S2 Technologies' losses, which reflected our percentage of total capital invested in this company. Subsequent to the S2 Technologies Series B Preferred financing in October 2001, based on the addition of new investors, Oryx recognized 35% of S2 Technologies' losses that reflects Oryx's percentage of equity ownership in S2 Technologies. Then due to several subsequent additional investments in S2 Technologies, the Company's percentage ownership has fluctuated and is 42.3% at August 31, 2003. Investment losses from Oryx Ventures activities were $159,000 and $348,000 for the three and six months ended August 31, 2003, compared to $221,000 and $439,000 for the three and six months ended August 31, 2002. The decrease in investment loss during these periods was primarily due to lower losses recorded by S2 Technologies. At August 31, 2003 the carrying value of our S2 Technologies investment was $40,000.

We have evaluated the carrying value of our ownership interest in S2 Technologies for possible impairment in accordance with paragraph 19(h) of Opinion 18. As a result of S2 Technologies not meeting certain milestones established in fiscal 2003, we recorded an impairment loss of $412,000 for the year ending February 28, 2003, our investment balance in S2 Technologies as of February 28, 2003 was $200,000. The method to determine the impairment loss was based upon Oryx's prorata share of S2 Technologies' net realizable value, which consists primarily of net available cash at February 28, 2003. If S2 Technologies does not achieve higher level of sales or cannot obtain additional needed financing or such financing is dilutive to our equity ownership interest in S2 Technologies, our investment balance of $40,000 as of August 31, 2003 may be subject to additional impairment charges. While S2 Technologies is behind in achievement of its financial plan objectives and milestones and overall market conditions for its products or services have delayed sales, with the success of numerous evaluation engagements, and initial orders with large multinational companies, and its recent May 2003 financing round, there are indications that S2 Technologies will be able to successfully develop its business.

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

There was no other income recorded during the three and six months ended August 31, 2003. However, during the first quarter of last fiscal year, we recorded $30,000 as other income primarily related to equipment rental income.

We recorded $85,000 in income tax expense during the three months ended August 31, 2003 for foreign withholding tax liabilities associated with royalty revenue from IRISO for the period December 16, 1999 through August 31, 2003. Our SurgX licensee, IRISO, recently informed us that it failed to withhold appropriate foreign taxes from royalties paid to us during the period December 16,1999 through May 31, 2003 and pursuant to our license agreement it will be deducting $80,000 of foreign withholding taxes that IRISO owes for that period from our future royalty payments.

We believe our operating losses will continue through fiscal 2004 as the anticipated royalty revenue from our SurgX and management fees generated from Oryx Ventures will not be sufficient to cover expected expenses for fiscal 2004.

Liquidity and Capital Resources

Our working capital increased $238,000 or 74% from $323,000 at February 28, 2003, to $561,000 at August 31, 2003. This increase is primarily attributed to proceeds of $625,000 from a private placement of our common stock in July 2003, partially offset by cash used for an investment of $200,000 into S2 Technologies by Oryx Ventures and a net loss from operations during the six months ended August 31, 2003. Our ratio of current assets to current liabilities was 3:1 at August 31, 2003 and 3.5:1 at February 28, 2003.

Net cash used by operations was $57,000 for the six months ended August 31, 2003 compared to net cash used in operations of $486,000 for the six months ended August 31, 2002. The decrease in net cash used in operations during the six months ended August 31, 2003 was primarily attributed to higher SurgX royalty revenue from IRISO and a decrease in operating expenses. Cash used in operations consisted primarily of operating losses adjusted for non-cash related items, which include loss on investments, depreciation. Net cash used in investing activities was $200,000 and $946,000 for the six month periods ended August 31, 2003 and 2002, respectively, consisting mainly of investments of $200,000 and $938,000, respectively, in S2 Technologies' Series Preferred Stock by Oryx Ventures.

We do not expect to have any material capital expenditures for the year ended February 29, 2004.

As of August 31, 2003 we had an accumulated deficit of approximately $26.3 million. We incurred net losses of approximately $2.1 million for the fiscal year ended February 28, 2003 and $1.5 million for fiscal 2002. We expect to continue to incur net losses and these losses may be substantial. We will need to generate substantially higher royalty fees to achieve and sustain profitability and positive cash flow.

In February 2003, as a result of the fact that the Company had insufficient capital to meet its working capital requirements through the next twelve months, the opinion of the Company's independent accountants with respect to the consolidated financial statements included in the form 10-KSB for the year ended February 28, 2003 includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

In July 2003, the Company successfully consummated the sale of 625,000 shares of its common stock and warrants to purchase up to an additional 156,250 shares of common stock, resulting in cash proceeds to the Company of $625,000.

Management believes that it has sufficient capital to continue is business operations through fiscal 2004. However, in the event the Company fails to meet its projecting operating plan for the period, it may need additional funding. If the Company requires additional capital, there can be no assurance that such transactions can be effected in time to meet its needs, if at all, or that any such transaction will be on terms acceptable to the Company or in the interest of its stockholders.

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

         As of August 31, 2003 we had an accumulated deficit of approximately $26.3 million. We incurred net losses of approximately $2.1 million for the fiscal year ended February 28, 2003 and $1.5 million for fiscal 2002. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher royalty fees to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to generate higher royalty fees, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline.

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

Our strategy of relying on licensing royalties and using the proceeds to fund the acquisition of other businesses and technologies has not been successful

We have shifted the strategic focus of our business from an operating business exploiting our own developed technologies to a licensing and investment and management services business where we intend to use the royalty revenues from our licensed SurgX technology to fund investments by Oryx Ventures in start-up technology companies. However, due to lower than expected royalty payments received by us from licensing our SurgX technology, we have not made additional investments beyond the three portfolio companies we currently have invested in and we have no current plans to make any future investments in companies other than S2 Technologies. Further, one of our portfolio companies has ceased operations and filed for bankruptcy and another portfolio company has significantly curtailed its operations. At present, only S2 Technologies is engaged in ongoing business operations and our management services business is limited to the services we provide to S2 Technologies. Our business strategy with Oryx Ventures involves a number of special risks, including:

         o        adverse market conditions for development stage companies; and

         o the significant risk associated with investment in small start-up companies, given a very unreceptive financing environment for such companies along with a general downturn in the overall economy.

We have struggled to successfully address these problems. Our future operating results will depend to a very large degree on the financial success of S2 Technologies and upon our ability to assist S2 Technologies in raising additional funding. All of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. To date, none of our portfolio companies have met their projected financial targets or provided any return to their investors. Further, we have written down the value of our investment in LOTS and Net Conversions to zero. Our investment in S2 Technologies will continue to have a negative impact on our financial statements. As of August 31, 2003, we had invested approximately a total of $2.7 million in S2 Technologies; however, the book value of our investment in S2 Technologies is only $40,000. We may not be able to successfully develop S2 Technologies and there can be no assurance that we will either recoup our investment or receive any return on our investment.

We are dependent on the licensees of our SurgX technology for substantially all of our revenues.

Our future royalties from the licenses of our SurgX technology are based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees.

The license agreements for our SurgX technology no longer contain any minimum annual royalty payment requirements. Royalty payments are based upon product sales and current royalty payments from our licensees are insufficient to support our operations. There can be no assurance that our licensees will pay us any royalties in the future or that future royalty payments will provide us with sufficient revenue to support our operations.

Cooper Electronics Technologies paid us minimum royalty payments through June 2001. However, it did not make a $1 million royalty payment due on September 15, 2002 to maintain exclusivity and, at such time, its license of our SurgX technology, pursuant to the terms of the license agreement, automatically became a non-exclusive license. Cooper Electronics

Technologies did not pay us any royalties for fiscal years 2002 and 2003. In addition, in 2002 IRISO notified us that it had elected not to pay the minimum annual royalty for the royalty year ended October 2002. As a result of IRISO's election, the license granted to IRISO converted to a non-exclusive license for Japan for the remaining term of the license agreement. On April 1, 2003, for a one-time fee of $200,000 we executed an amendment to the license agreement granting IRISO a non-exclusive worldwide license.

To date, Cooper Electronics Technologies and IRISO have shipped only limited quantities of products incorporating SurgX technology to customers and there can be no assurances that either of these licensees will ever achieve any significant sales revenue for SurgX products. Further, there can be no assurances that Cooper Electronics Technologies or IRISO will continue their respective licenses with us. In the event that either company terminates its license with us, we would suffer a material adverse impact on our business and financial condition. We have attempted to find additional licensees of our SurgX technology but have not been successful in doing so.

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

Although our investment securities currently comprise 5% of our assets, fluctuations in the value of these securities or of our other assets may cause this limit to be exceeded. This would require us to attempt to reduce our investment securities as a percentage of our total assets. This reduction could be attempted in a number of ways, including the disposition of our investment securities in S2 Technologies. If we sell investment securities of S2 Technologies, we may sell them sooner than we otherwise would. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, this investment. Moreover, we may not be able to sell this investment due to contractual restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets.

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

The development, design and manufacture of technology constantly undergo rapid and significant change. We rely on our licensees, Cooper Electronics Technologies and IRISO, for technological improvements to the SurgX technology. Previously, we had provided limited research and development support for our SurgX technology but we terminated this activity February 1, 2003. Our success will depend upon our licensees' ability to maintain a competitive position with respect to our proprietary and other enhanced technology and to continue to attract and retain qualified personnel in all phases of our licensees' operations. Our business is, to a large degree, dependent upon enhancements to the SurgX technology. Critical to our success and future profitability will be the capacity of our licensees to improve this technology. Product development and enhancement involve substantial research and development expenditures and a high degree of risk, and there is no assurance that these product development efforts will be successful, will be accepted by the market, or that such development efforts can be completed on a cost-effective or timely basis, or that there will be sufficient funds to support development efforts. There can be no assurance that future technological developments by other companies will not render existing or proposed SurgX products uneconomical or obsolete. Furthermore, there can be no assurance that our licensees will continue any research and development activities with respect to our SurgX technology or that, without funding from current or any future licensees, we will have the financial capacity to support any research and development activities with respect to SurgX technology internally. In September 2001, Cooper Electronics Technologies informed the Company that unless it receives significant orders for its SurgX based products and/or finds other companies willing to share in SurgX development cost, it will significantly curtail or abandon all SurgX related development activities. While Cooper Electronics Technologies has not yet abandoned development activities, there can be no assurances that they will continue any development activities related to SurgX technology in the future. Without the financial support of the licensees of our SurgX technology, we will not have the financial capacity to support and conduct SurgX research and development activities. There can be no assurance that we will receive such support from our licensees.

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

We rely on our licensees, Cooper Electronics Technologies and IRISO, for all SurgX research and development activities and exclusively for manufacturing of products incorporating our SurgX technology. At present, we do not support manufacturing activities internally or SurgX research and development activities. Our business is significantly dependent upon enhancement and increasing sales of products incorporating the SurgX technology. Such activities involve substantial expenditures and a high degree of risk. At present, we do not have the financial resources, personnel or facilities to support or manufacture products incorporating the SurgX technology. If either Cooper Electronics Technologies or IRISO choose to terminate their license agreement with us, we would not be able to support products incorporating the SurgX technology and the market position of SurgX products as well as our financial results would be materially adversely affected.

We are substantially dependent upon licensing revenue received from Cooper Electronics Technologies and IRISO, the licensees of our SurgX technology. The products sold by these licensees are incorporated into a variety of electronics products. The current economic downturn and any future slowdown in the market for electronics products will adversely affect sales of products incorporating our SurgX technology which, in turn, will result in lower royalty revenue received by us from our licensees. This would have a material adverse effect on our financial condition.


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

As a result of various other transactions previously entered by us, as of August 31, 2003, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 534,705 shares of common stock. This represents significant additional potential dilution for our existing stockholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these convertible securities, there may be further dilution based on the price at which we issue other securities in the future.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting.

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On July 28, 2003, the Company issued 625,000 shares of its common stock and warrants to purchase up to an additional 156,250 shares of common stock for cash proceeds of $625,000 to a group of accredited investors in a private placement pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended. Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 10.76 Common Stock and Warrant Purchase Agreement dated July 28, 2003.

         Exhibit 31 Certificate of Phillip J. Micciche, Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32 Certification of Philip J. Micciche, President, Chief Executive Officer and Chief Financial Officer
                           Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         The Company filed three Reports on Form 8-K during the quarter ended August 31, 2003. On June 3, 2003, the Company filed a report on Form 8-K regarding the Company's financial results for its fourth quarter and fiscal year ended February 28, 2003. On July 3, 2003, the Company filed a Report on Form 8-K to amend items 2 and 7 of the Report of Form 8-K dated May 6, 2003 and filed on May 20, 2003 to include financial statements required by Item 310 of Regulation S-B. On July 8, 2003 the Company filed a Report on Form 8-K/A to make clarifications to its Report on Form 8-K filed on July 3, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ORYX TECHNOLOGY CORP.

   Dated: October 14, 2003            By: /s/ Philip J. Micciche
                                          -------------------------------
                                          Philip J. Micciche
                                          President, Chief Executive Officer,
                                          Chief Financial Officer and Director
                                          (Principal Executive Officer and
                                          Principal Financial and Accounting
                                          Officer)