Form 10QSB
period 2003-11-30
ORYX TECHNOLOGY CORP
filed 2004-01-14
CIK 915355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


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


The number of shares outstanding of the issuer's Common Stock as of November 30, 2003 was 2,461,335.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents





PART I.  FINANCIAL INFORMATION
                                                                            Page

Item 1. Financial Statements...................................................3

Item 2.  Management's Discussion and Analysis or Plan of Operation ...........12

Item 3.  Controls and Procedures..............................................32


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..................33

Item 6.  Exhibits and Reports on Form 8-K.....................................33

                                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


              Assets                                                                                November 30,       February 28,
                                                                                                        2003                2003
                                                                                                    ------------       ------------
Current assets:
  Cash and cash equivalents                                                                         $    508,000       $    381,000
  Accounts receivable, net of allowance for doubtful
    accounts of $34,000 at November 30, 2003 and February 28, 2003                                         5,000              5,000
  Other current assets                                                                                    58,000             66,000
                                                                                                    ------------       ------------
    Total current assets                                                                                 571,000            452,000

Property and equipment, net                                                                                4,000              8,000
Investments                                                                                                   --            200,000
                                                                                                    ------------       ------------
                                                                                                    $    575,000       $    660,000
                                                                                                    ============       ============

              Liabilities, Mandatorily Redeemable Convertible
                  Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable                                                                                  $     33,000       $     12,000
  Accrued liabilities                                                                                    255,000            117,000
                                                                                                    ------------       ------------
    Total current liabilities                                                                            288,000            129,000


Series A 2% mandatorily redeemable convertible Preferred Stock $0.001 par value;
    3,000,000 shares authorized;
    750 shares issued and outstanding                                                                     18,000             18,000

Stockholders' equity:
  Common Stock, $0.001 par value; 25,000,000 shares
    authorized; 2,461,335 and 1,836,335 issued and outstanding
    at November 30, 2003 and February 28, 2003, respectively                                               2,000              2,000
Additional paid-in capital                                                                            26,907,000         26,282,000
Accumulated deficit                                                                                  (26,640,000)       (25,771,000)
                                                                                                    ------------       ------------
      Total stockholders' equity                                                                         269,000            513,000
                                                                                                    ------------       ------------
                                                                                                    $    575,000       $    660,000
                                                                                                    ============       ============

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 Three Months Ended           Nine Months Ended
                                                                                     November 30,                November 30,
                                                                              -------------------------   -------------------------
                                                                                 2003           2002          2003          2002
                                                                              -----------   -----------   -----------   -----------
Revenue:
 Services                                                                      $       --   $    15,000   $        --   $    58,000
 Services to related parties                                                        8,000   $    26,000        26,000   $    72,000
 Other                                                                             26,000       217,000       348,000       241,000
                                                                              -----------   -----------   -----------   -----------
                                                                                   34,000       258,000       374,000       371,000
                                                                              -----------   -----------   -----------   -----------

Cost of Revenue:
 Services                                                                              --        28,000            --        59,000
 Services to related parties                                                       15,000        11,000        44,000        73,000
                                                                              -----------   -----------   -----------   -----------
                                                                                   15,000        39,000        44,000       132,000
                                                                              -----------   -----------   -----------   -----------

  Gross profit                                                                     19,000       219,000       330,000       239,000
                                                                              -----------   -----------   -----------   -----------

Operating expenses:
 General and administrative                                                       195,000       317,000       601,000       789,000
 Research and development                                                           6,000        52,000        29,000       160,000
                                                                              -----------   -----------   -----------   -----------
  Total operating expenses                                                        201,000       369,000       630,000       949,000
                                                                              -----------   -----------   -----------   -----------

  Loss from operations                                                           (182,000)     (150,000)     (300,000)     (710,000)

Interest income, net                                                                1,000         1,000         2,000         8,000
Loss on investments                                                              (158,000)     (184,000)     (506,000)     (623,000)
Goodwill impairment                                                                    --      (347,000)           --      (347,000)
Other income                                                                       20,000            --        20,000        30,000
                                                                              -----------   -----------   -----------   -----------
Loss before income tax                                                           (319,000)     (680,000)     (784,000)   (1,642,000)
Income tax                                                                             --            --       (85,000)           --
                                                                              -----------   -----------   -----------   -----------
Net Loss                                                                         (319,000)     (680,000)     (869,000)   (1,642,000)
Preferred Stock Dividends                                                              --        (1,000)           --        (2,000)
                                                                              -----------   -----------   -----------   -----------
  Net loss attributable to Common Stock                                       $  (319,000)  $  (681,000)  $  (869,000)  $(1,644,000)
                                                                              ===========   ===========   ===========   ===========


  Basic and diluted net loss per common share                                 $     (0.13)  $     (0.37)  $     (0.41)  $     (0.90)
                                                                              ===========   ===========   ===========   ===========

Weighted average common shares used to
compute basic and diluted net loss per share                                    2,461,335     1,832,834     2,120,426     1,832,834
                                                                              ===========   ===========   ===========   ===========

See the accompanying notes to condensed consolidated financial statements.

                                      ORYX TECHNOLOGY CORP.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED) [OBJECT OMITTED]

                                                                                    Nine Months Ended
                                                                                       November 30,
                                                                                    2003         2002
                                                                                 ---------   -----------
Cash flows from operating activities:
  Net loss                                                                       $(869,000)  $(1,642,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on investments                                                            506,000       623,000
    Godwill impairment                                                                           347,000
    Depreciation                                                                     4,000         5,000
    Non-cash stock compensation                                                         --        57,000
      Changes in assets and liabilities
        Accounts receivable                                                         19,000        47,000
        Other current assets                                                         8,000        54,000
        Accounts payable                                                            21,000        28,000
        Accrued liabilities                                                        138,000       (52,000)
                                                                                 ---------   -----------
            Net cash used in operations                                           (173,000)     (533,000)
                                                                                 ---------   -----------

Cash flows from investing activities:
  Capital expenditures                                                                  --        (8,000)
  Investment in S2 Technologies                                                   (325,000)     (938,000)
                                                                                 ---------   -----------
            Net cash used by investing activities                                 (325,000)     (946,000)
                                                                                 ---------   -----------

Cash flows from financing activities:
  Proceeds from sale of Common Stock and warrants                                  625,000            --
  Payment of dividends on Preferred Stock                                               --        (2,000)
                                                                                 ---------   -----------
            Net cash provided by (used in) financing activities                    625,000        (2,000)
                                                                                 ---------   -----------
Net increase (decrease) in cash and cash equivalents                               127,000    (1,481,000)
Cash and cash equivalents at beginning of period                                   381,000     2,053,000
                                                                                 ---------   -----------
Cash and cash equivalents at end of period                                       $ 508,000   $   572,000
                                                                                 =========   ===========


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

The financial information for the periods ended November 30, 2003 and 2002 included herein is unaudited but includes all adjustments which, in the opinion of management of the Company, are necessary to present fairly the financial position of the Company and its subsidiaries at November 30, 2003, and the results of their operations and cash flows for the three and nine month periods ended November 30, 2003 and 2002.

The  unaudited  consolidated  financial  statements  include the accounts of the
Company  and  its  wholly  owned  subsidiaries.   All  significant  intercompany
transactions and accounts have been eliminated.

In February 2003, because the Company had insufficient capital to meet its working capital requirements through the next twelve months, the opinion of the Company's independent accountants with respect to the consolidated financial statements included in the form 10-KSB for the year ended February 28, 2003 includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

In July 2003, the Company consummated the sale of 625,000 shares of its common stock and warrants to purchase up to an additional 156,250 shares of common stock, resulting in cash proceeds to the Company of $625,000. Management believes that it now has sufficient capital to continue is business operations through fiscal year 2004. However, in the event the Company fails to meet its projecting operating plan for this period, it may need additional funding. If the Company requires additional capital, there can be no assurance that any additional funding will be available on a timely basis to meet the Company's needs, if at all, or that any such funding transaction will be on terms acceptable to the Company or in the interest of its stockholders.

NOTE 2 - STOCK BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation. Accordingly, no compensation cost has been recognized. Had compensation cost for all the Company's stock-based compensation plans been determined based on the fair value of each stock option on its grant date, as prescribed in SFAS 123, the Company's net loss and net loss per share in the quarters ended November 30, 2003 and 2002 would have been as follows:

                                                                    Three months ended                      Nine months ended
                                                                 Nov 30,            Nov 30,            Nov 30,            Nov 30,
                                                                  2003               2002               2003               2002
                                                               ---------          ---------          ---------          -----------
Net loss reported                                              $(319,000)         $(681,000)         $(869,000)         $(1,644,000)

Stock-based employee compensation
expense determined under fair value
for all awards                                                   (16,000)           (36,000)           (68,000)            (127,000)

                                                               ---------          ---------          ---------          -----------
Pro forma net loss                                             $(335,000)         $(717,000)         $(937,000)         $(1,771,000)
                                                               =========          =========          =========          ===========

Reported net loss per share                                    $   (0.13)         $   (0.37)         $   (0.41)         $     (0.90)
                                                               =========          =========          =========          ===========
Pro forma net loss per share                                   $   (0.14)         $   (0.39)         $   (0.44)         $     (0.97)
                                                               =========          =========          =========          ===========

The Company did not grant any options during the first nine months of fiscal 2004. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during fiscal 2002: dividend yields of 0%, expected volatility of 111%, risk-free interest rate of 3.92% and a weighted average expected option term of five years. The weighted average fair value of options granted during fiscal 2002 was $2.96.


NOTE 3 - LOSS PER SHARE


Basic and diluted earnings per share for the periods presented have been computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Due to the net losses incurred for the periods presented, all common stock equivalents (options, warrants and preferred stock) outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share in the periods presented. Anti-dilutive securities and common stock equivalents at November 30, 2003 which could be dilutive in future periods include common stock options to purchase 219,151 shares of common stock, warrants to purchase 314,679 shares of common stock, and 750 shares of Series A preferred stock which may be converted into 875 shares of common stock, which could reduce the Company's share of profits in the calculation of earnings per share in future periods. Anti-dilutive securities and common stock equivalents at November 30, 2002 which could be dilutive in future periods include common stock options to purchase 316,842 shares of common stock, warrants to purchase 148,954 shares of common stock, 3,750 shares of Series A preferred stock which may be converted into 4,376 shares of common stock and subsidiary stock options to purchase 14,000 shares in the Company's SurgX subsidiary, which could reduce the Company's share of profits in the calculation of earnings per share in future periods.

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

To date, the Company has invested in three technology companies: LOTS Technology, Inc., a developer of digital optical storage technology,
NetConversions, an early-stage, data marketing company with a proprietary technology that allows for real-time analysis of consumer online buyer behavior and S2 Technologies, Inc., an early-stage middleware and software tools development company.

LOTS Technology ceased operations in calendar 2002 and has filed for bankruptcy. The Company wrote off its $500,000 investment in LOTS during the fourth quarter of fiscal 2001. NetConversions significantly curtailed its business operations in August 2001 and the Company fully reserved its $100,000 investment in NetConversions as of November 30, 2000. The Company does not have any reasonable expectation of recovering its original investment in either LOTS Technology or NetConversions.. At present, due to a lack of capital and adverse conditions in the capital markets, coupled with the uncertainty of future royalty income from SurgX, the Company is limiting the activities of Oryx Ventures to supporting primarily one portfolio company, S2 Technologies.

On a quarterly basis, the carrying value of the Company's ownership interest in S2 Technologies is evaluated for possible impairment. In assessing the carrying value of S2 Technologies, the achievement of financial plan objectives and milestones, overall market conditions for their products or services, assessment of competitive technologies and the ability to raise capital for future funding requirements is considered.

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

S2 Technologies, Inc ("S2 Technologies") has developed a software platform that reduces the time and cost associated with integration and testing, resulting in shorter development cycles, lower research and development costs, and longer time-in-market. In August 2000 the Company purchased $500,000 of Series A Preferred Stock issued by S2 Technologies. In June 2001, the Company invested $250,000 in a bridge loan to S2 Technologies. In October 2001, the Company participated in S2 Technologies' second equity financing round with an investment of $1,105,000 in Series B Preferred Stock, which included conversion of the $250,000 bridge loan and an investment of $855,000 in new funds. In March 2002, the Company invested $938,000 in Series B Preferred Stock issued by S2 Technologies and exercised a warrant to acquire 466,666 shares of S2 Technologies' Common Stock. In May 2003, the Company made an investment of $200,000 in S2 Technologies Series B-1 Preferred Stock. In August 2003, the Company exercised a warrant to acquire 233,334 shares of S2 Technologies' Common Stock resulting in a cumulative equity ownership position investment in S2 Technologies of approximately 42.3% as of August 31, 2003. On September 15, 2003, the Company made an additional investment of $125,000 in S2 Technologies Series B-1 Preferred Stock. As a result of this investment, the Company had a voting ownership in S2 Technologies of approximately 43.3% for the quarter ending November 30, 2003. The Company is also providing senior management advisory services in exchange for a cash fee.

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

Given the limited capital resources of S2 Technologies at the time the Company made its original investment, the Company began recognizing losses based upon the its pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing in October 2001, the Company began recognizing losses on its investment in S2 Technologies based upon the Company's total equity ownership percentage in S2 Technologies. Holders of Series A Preferred Stock and B Preferred Stock have voting rights consistent with the voting rights of common stockholders and such voting rights are considered in the calculation of the Company's ownership in S2 Technologies. The investment loss with respect to the Company's investment in S2 Technologies consists of recognition of losses relating to the Company's percentage ownership share of S2 Technologies and impairment of the Company's investment in S2 Technologies. From the Company's original investment in August 2000 through its participation in the S2
Technologies Series B Financing in October 2001, the Company recognized approximately 71% of S2 Technologies' losses, which reflected the Company's percentage of total capital invested in S2 Technologies. Subsequent to S2 Technologies' Series B Preferred financing in October 2001, due to the addition of several new investors in S2 Technologies, the Company recognized 35% of S2 Technologies' losses, reflecting its percentage equity ownership in S2 Technologies. Since then, due to several subsequent additional investments in S2 Technologies, the Company's percentage equity ownership in S2 Technologies has fluctuated and was 43.3% at November 30, 2003. The Company has recognized losses attributable to its ownership of S2 Technologies of $2,364,000 as of November 30, 2003 of which $158,000 and $506,000 are included in loss on investments for the three and the nine months ended November 30, 2003, respectively. At November 30, 2003, the carrying value of the Company's investment in S2 Technologies was zero since losses for this quarter completely deplete the carrying value of this investment.

S2 Technologies remains in the "development stage" and expects to continue to generate losses from operations until its products have achieved market acceptance and recurring sales with customers. Sales to date have been minimal and lower than expected, and therefore there can be no assurance that S2 Technologies will achieve these goals. As a result of S2 Technologies not meeting certain milestones established during fiscal 2003, the Company recorded an impairment loss of $412,000 for the year ended February 28, 2003, which $347,000 was recorded in the quarter ended November 30, 2002 . The impairment loss was determined based upon the Company's pro rata share of S2 Technologies' net realizable value, which consisted primarily of net available cash at February 28, 2003.

Mark Underseth, Chief Executive Officer of S2 Technologies, is the brother of Mitchel Underseth, who was the Chief Financial Officer and a director of the Company until November 30, 2002. Mitchel Underseth did not participate in the Company due diligence or negotiations with respect to the Company's investments in S2 Technologies and abstained from voting or discussion when the Company's
Board of  Directors  considered  this  matter.  On  December  1,  2002,  Mitchel
Underseth joined S2 Technologies as its Chief Financial Officer. Mitchel Underseth has continued providing services to the Company as a consultant and was paid $27,000 for the nine-month period ended November 30, 2003. The Company recognized $8,000 and $26,000 in management service fees from S2 Technologies for the three and nine-month periods ended November 30, 2003.

Summarized financial information for S2 Technologies for the nine months ended November 30, 2003 is as follows:


                                                                                     At Nov 30, 2003
                                                   ---------------------------------------------------
Current assets                                                                           $   404,000
Non-current assets                                                                            32,000
Current liabilities                                                                          264,000
Non-current liabilities                                                                            -
Redeemable preferred stock                                                                 5,048,000
Stockholders deficit                                                                      (4,876,000)

                                                        Three Months Ended          Nine Months Ended
                                                           Nov 30, 2003               Nov 30, 2003
                                                   ---------------------------------------------------

Net sales                                                           52,000                    118,000
Loss from continuing operations                                   (375,000)                (1,226,000)
Net loss                                                          (374,000)                (1,223,000)

NOTE 6 - STOCKHOLDERS' EQUITY

During fiscal 2002, the Company entered into a seventeen and one half month marketing agreement with a third party for investor relations services. In July 2001, in consideration for investor relations services provided to the Company by such third party, the Company issued to such party two immediately exercisable fully vested warrants to purchase 25,000 shares of common stock each at an exercise price of $6.52 and $3.26 per share, respectively. These warrants expire five years from the date of issuance. The Company has determined the fair value of these warrants to be $110,000, which was calculated using the Black-Scholes option pricing model on the date of grant. The fair value of the warrants was expensed on a straight-line basis over the period in which the services were performed. The Company recorded all $110,000 as expenses related to these services during the fiscal years ended February 28, 2002 and 2003, which $19,000 and $57,000 were expensed during the three and nine month periods ended November 30, 2002, respectively.

In July 2003, the Company sold 625,000 shares of common stock to a group of investors in a private placement, resulting in cash proceeds to the Company of $625,000. As part of this transaction, the Company issued to the investors five-year warrants to purchase in aggregate up to a maximum of 156,250 shares of common stock at an exercise price of $3.00 per share

NOTE 7 - SEGMENT INFORMATION

The Company groups its business into two operating segments and a corporate segment (as defined by SFAS No. 131 "Disclosure about Segments and Enterprise and Related Information"): (i) SurgX, the subsidiary through which it licenses its surge protection technology; (ii) Oryx Ventures, the entity which provides strategic and management services and investment to technology-oriented start-up companies; and (iii) the corporate segment which supports and provides administrative, accounting and financial services. Minority interest of 3% in SurgX is not significant; therefore, it is not reflected in our financial statements.

                                                                      Three Months Ended                  Nine Months Ended
                                                                           November,                         November 30,
                                                                    2003              2002               2003              2002
                                                                 ---------          ---------          ---------         ---------
Revenues:
  Surgx                                                          $  26,000          $ 136,000          $ 348,000         $ 136,000
  Oryx Ventures                                                      8,000             41,000             26,000           130,000
  Corporate                                                             --             81,000                 --           105,000
                                                                 ---------          ---------          ---------         ---------
                                                                 $  34,000          $ 258,000          $ 374,000         $ 371,000
                                                                 =========          =========          =========         =========

Operating income (loss):
  Surgx                                                          $  19,000          $  83,000          $ 318,000         $ (25,000)
  Oryx Ventures                                                     (6,000)            (4,000)           (19,000)          (21,000)
  Corporate                                                       (195,000)          (229,000)          (599,000)         (664,000)
                                                                 ---------          ---------          ---------         ---------
                                                                 $(182,000)         $(150,000)         $(300,000)        $(710,000)
                                                                 =========          =========          =========         =========

Depreciation and amortization expense:
  Surgx                                                          $      --          $      --          $      --         $      --
  Corporate                                                          1,000              2,000              4,000             5,000
                                                                 ---------          ---------          ---------         ---------
                                                                 $   1,000          $   2,000          $   4,000         $   5,000
                                                                 =========          =========          =========         =========

                                                                                                      November 30,      February 28,
Identifiable assets:                                                                                      2003              2003
                                                                                                       ---------         ---------
  Oryx Ventures                                                                                        $   5,000         $ 205,000
  Corporate                                                                                              570,000           455,000
                                                                                                       ---------         ---------
                                                                                                       $ 575,000         $ 660,000
                                                                                                       =========         =========

Loss on investments of $158,000 and $506,000 for the three and nine month periods ended November 30, 2003 in the Company's Condensed Consolidated Statement of Operations relates to the Oryx Ventures segment, representing losses on equity investments made by Oryx Ventures. Included in identifiable assets of Oryx Ventures at November 30, 2003 and February 28, 2003 are $0 and $200,000, respectively, which represents the value of S2 Technologies (see note
5).

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company enters into agreements with customers in the normal course of business that contain various guarantees such as indemnification of its or a third party's intellectual property. At November 30, 2003, the Company had not recorded any liabilities associated with these guarantees.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2004. The Company expects that the adoption of FIN46 may have an impact on its investment in S2 Technologies.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classifies a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company believes that the adoption of this standard did not have material impact on the financial statements of the Company.

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

Licensees

         Cooper Electronics Technologies

In fiscal year 1997, we granted to Cooper Bussmann an exclusive worldwide, except for Japan, license for the manufacture and marketing of surface mount and connector array components using SurgX technology. Cooper Bussmann is a leading manufacturer of fuses and its target market for products incorporating the SurgX technology is the electronics market. In consideration for this license, Cooper Bussmann paid us $750,000 in development funding, and, subject to terms of the license agreement, became obligated to pay royalties to us for approximately eleven years based upon Cooper Bussmann sales of SurgX surface mount components and connectors. In September of 1997, this license agreement was amended to extend its term to 20 years, expand Cooper Bussmann's license rights for SurgTape for board-level ESD protection, and provide SurgX with a cash advance of $1.7 million, in the form of non-refundable minimum royalties to finance the development and commercialization of SurgTape, which was not commercialized. Pursuant to the terms of the license agreement, Cooper Bussmann was granted an exclusive license through June 2001 in exchange for the $1.7 million cash advance it provided to us. Subsequently, Cooper Bussmann did not make a required $1 million royalty payment due September 15, 2002 to maintain its exclusive license to the SurgX technology and its license automatically converted to a nonexclusive basis as of September 15, 2002. Due to lower than anticipated sales of SurgX products, we did not receive any royalties from Cooper Bussmann during fiscal years 2002 and 2003. However, we did receive a royalty payment of $26,000 for sales of SurgX products for the three-month period ending November 30, 2003.

During fiscal 2000, Cooper Bussmann formed Cooper Electronics Technologies, Inc. to handle research, development, manufacturing and sales and marketing functions for the P.C. board level electronic circuit protection and conditioning products within Cooper Bussmann. This effort encompassed several technologies, including products incorporating SurgX technology. Cooper Electronics Technologies has a worldwide network of direct sales and representative entities and technical distribution groups responsible for the promotion and sales support of its products including SurgX electrostatic surge protection devices. Currently, Cooper Electronics Technologies offer three SurgX products: 0805 Chip Polymer ESD Suppressant, 41206 Four Element Array and 0603 Polymer ESD Suppressant.

In fiscal year 2000, we transferred all SurgX research and development efforts to Cooper Electronics Technologies and in fiscal 2002, we transferred all trade secrets and manufacturing know-how for SurgX liquid to Cooper Electronics Technologies. All future SurgX liquid manufacturing enhancements and development activities will be performed by Cooper Electronics Technologies.

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

Historically, until two years ago, Cooper Electronics Technologies sales of SurgX products have been lower than anticipated. Sales of SurgX products by Cooper Electronics Technologies for fiscal 2001 were under three million units. Sales of SurgX products in fiscal 2002 were also significantly lower than anticipated, with less than 18 million units shipped during the period, partially due to a persistent overall slowdown in the electronic industry and the inability of our SurgX polymer technology to meet more stringent technical protection requirements of customers for new integrated circuit devices and fiber optic amplifier components. However, in fiscal 2003, with the concentrated application engineering and marketing effort and the introduction of the 0603 ESDA product, Cooper Electronics Technologies shipped over 30 million devices (a combination of 0603, 0805, and 4 line array configurations). The 0603 ESD product continues to gain popularity with the designer community due to the high frequency performance and new pricing policies aimed at replacing other devices traditionally used for ESD protection. Cooper Electronics Technologies has gained design wins and new multimillion piece orders at large customers like Canon, Panasonic, Sanyo, Toshiba, Motorola, Siemens, Fujitsu, Sony and many commercial electronic device manufacturers.

For the first nine months of fiscal 2004 the order rate for SurgX products has been several times the rate of the previous year's shipments for the same period, which is a result of the technology coming into wider use by circuit designers for a wider range of applications. However, the sales prices of these devices are lower than expected in order to participate in a larger market, overcoming initial customer resistance to a new device type, and meet competitive pricing of traditional protection devices. It is anticipated that this rate will be exceeded next year based on customer interest.

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

In fiscal 2000, IRISO launched a SurgX component in a standard passive component package style, its 0805 package. Current development efforts for future product offerings by IRISO are chip and network chip for optical devices and the next generation cellular phone. However, electrical performance improvements of reduced clamp voltage (trigger voltage) and electrical shorting must be achieved to create additional sales opportunities. Without these improvements, which have not yet been achieved, we expect that IRISO's sales volume of products incorporating SurgX technology will only rise modestly. IRISO is also actively pursuing cost reductions initiatives for its SurgX products in order to address pricing pressure from its competitors which, if not addressed, could dramatically impact its sales of SurgX products

In fiscal 2002, IRISO paid its minimum licensing royalty obligation of $200,000 for the royalty year ending October 2001 and made royalty payments totaling $148,000 in fiscal 2003 for the royalty year ending October 2002, which was below the minimum annual royalty amount for IRISO to maintain its co-exclusive license. As a result, IRISO's license converted to a non-exclusive license for the remaining term of the license agreement. On April 1, 2003, IRISO paid us a one time fee of $200,000 in connection with an amendment to the license agreement to expand IRISO's licensed territory from Japan to a non-exclusive worldwide license.

In fiscal 2002 we transferred the manufacturing of SurgX liquid material to IRISO in Japan. We terminated our internal development activities on February 1, 2003; therefore, all future SurgX liquid manufacturing enhancements and liquid development activities will be borne by IRISO.

Other Potential Licensees

To expand the market for SurgX products, in fiscal 2003 we initiated discussions with several companies regarding licensing our SurgX technology. However, we were unsuccessful in entering into a new license agreement for our SurgX technology with any of the four companies we were in discussions with. Therefore, we have significantly curtailed our solicitation of and negotiation with potential new licensees, and there can be no assurance that we will be successful in entering into a license agreement for our SurgX technology on an acceptable commercial basis with any other third parties.

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

To date, Oryx Ventures has invested in three technology companies:

     o    LOTS  Technology,   Inc.,  a  developer  of  digital  optical  storage
          technology;

     o    NetConversions,   an  early-stage,   data  marketing  company  with  a
          proprietary technology that allows for real-time analysis of consumer online buyer behavior; and

     o S2 Technologies, Inc., an early-stage middleware and software tools development company.

LOTS Technology ceased operations in calendar 2002 and has filed for bankruptcy. The Company wrote off its $500,000 investment in LOTS during the fourth quarter of fiscal 2001. NetConversions significantly curtailed its business operations in August 2001 and the Company fully reserved its $100,000 investment in NetConversions as of November 30, 2000. The Company does not have any reasonable expectation of recovering its original investment in either LOTS Technology or NetConversions. S2 Technologies, Inc. is actively engaged in business. At present, due to a lack of capital and adverse conditions in the capital markets, coupled with the uncertainty of future royalty income from SurgX, the Company is limiting the activities of Oryx Ventures to supporting S2 Technologies.

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

As of November 30, 2003 our total voting ownership of S2 Technologies was approximately 43.3%.

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

Given the limited capital resources of S2 Technologies at the time we made our original investment, we began recognizing losses on our investment in S2 Technologies based upon our pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing, we began recognizing losses on our investment in S2 Technologies based upon our total equity ownership percentage in S2 Technologies. As of November 30, 2003, we had recognized cumulative losses attributable to our ownership of S2 Technologies of $2,364,000, of which $158,000 and $506,000 for the three and nine month ended November 30, 2003, respectively. At November 30, 2003, our investment in S2 Technologies was carried at no value since losses for this quarter completely deplete the carrying value. In accordance with with paragraph 19(h) of Opinion 18, we evaluate the carrying value of our ownership interest in S2 Technologies for possible impairment. As a result of S2
Technologies not meeting certain milestones established in fiscal 2003, we recorded an impairment loss of $412,000 for the fiscal year ending February 28, 2003, which $347,000 was recorded in the quarter ended November 30, 2002. The method to determine the impairment loss was based upon our pro rata share of S2 Technologies' net realizable value, which consists primarily of net available cash at February 28, 2003. For the nine months ended November 30, 2003 our pro rata share of S2 Technologies' net realizable value was in excess of our investment balance and therefore, no impairment loss was recorded in the nine months ended November 30, 2003.

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

We may not be able to successfully address these problems. Moreover, our future operating results will depend to a very large degree on the financial success of one portfolio company, S2 Technologies, and upon our ability to assist S2 Technologies in becoming cash flow positive. The three portfolio companies we have invested in were early-stage companies with limited operating histories and limited or no revenues. To date, S2 Technologies is our only portfolio company that is still actively pursuing its business model. LOTS Technology has ceased operation and filed for bankruptcy and NetConversions has significantly curtailed its operations. These investments have had a negative impact on our financial statements. We have recorded losses of $600,000 for writing off our investments in LOTS and NetConversions and accumulated losses of $2,775,000 representing our pro rata share of S2 Technologies losses and goodwill impairment charges. At present, we are focusing our efforts on S2 Technologies. However, we may not be able to successfully develop S2 Technologies and there can be no assurances that we will either recoup our investment or receive any return on our investment in S2 Technologies.

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

The applicable accounting method used to record our investments in S2 Technologies is determined by our voting interest in S2 Technologies and the level of influence we exercise over the company. In general we use the equity method when our ownership level exceeds 20% but is not greater than 50% and we use the cost method when our ownership is less than 20% and we do not exercise significant influence or effective control. Whether or not we exercise significant influence with respect to a portfolio company, which at this time we do not, depends on an evaluation of several factors including our management capacity and decision making authority relative to our management services we provide to the portfolio company, level of representation on the portfolio company's board of directors and level of voting rights associated with our equity holdings. Since our initial investment in S2 Technologies we have used the equity method because our ownership level exceeds 20% but has not been greater than 50%.

Costs to support Oryx Ventures activities are primarily related to salary expenses of Oryx employees associated with providing management services to S2 Technologies. Effective November 30, 2002, Mitchel Underseth, our Chief Financial Officer, resigned from Oryx to join S2 Technologies. As of November 30, 2003 there were two executives providing management services through Oryx Ventures to S2 Technologies. Currently, Oryx Ventures receives cash fees as payment for providing management services to S2 Technologies.

CRITICAL ACCOUNTING POLICIES

The Company s critical accounting policies have not changed from those disclosed in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2003.

Results of Operations

For the quarter ended November 30, 2003, revenues decreased by $224,000 or 87% from $258,000 for the quarter ended November 30, 2002, to $34,000 for the quarter ended November 30, 2003. This decrease in revenue is primarily attributed to a decrease in the recognized SurgX royalty revenue, the absence of royalty from the sale of our Intragene technology and a decrease in management services fees generated from Oryx Ventures. Revenue for the nine months ended November 30, 2003 increased by $3,000 or 1% from $371,000 for the nine months ended November 30, 2002 to $374,000 for the nine months ended November 30, 2003. This increase in revenue is primarily attributed a one-time $200,000 payment in connection with expanding IRISO's licensed territory from Japan to worldwide, offset by the absence of royalty recognized from the sale of our Intragene technology. Revenue in the future will be derived primarily from royalties from our SurgX technology and to a lesser extent from management service fees from Oryx Ventures. While both SurgX licensees have recently experience increased interest and orders for SurgX products, there can be no assurances that sales of SurgX products will increase in the future, if at all, or that increases in sales will result in higher royalty income for us.

The Company's gross profit decreased from $219,000 for the quarter ended November 30, 2002, to $19,000 for the quarter ended November 30, 2003, representing a decrease of $200,000 or 91%. Gross profit for the nine months ended November 30, 2003 was $330,000 compared to $239,000 for the nine months ended November 30, 2002, representing an increase of $91,000 or 38%. The decrease in gross profit for the three months period ended November 30, 2003 is primarily attributed to a decrease in royalty income recognized during this period. For the nine months period ended November 30, 2003 the increase in gross profit is primarily attributed to the $200,000 one time fee received from IRISO for granting them a non-exclusive worldwide license, partially offset by the absence of royalty recognized from the sale of our Intragene technology.

General and administrative expenses decreased from $317,000 for the quarter ended November 30, 2002, to $195,000 for the quarter ended November 30, 2003, representing a decrease of $122,000 or 38%. General and administrative expenses decreased by $188,000 or 24% from $789,000 for the nine months ended November 30, 2002 to $601,000 for the nine months ended November 30,

2003. The decrease in general and administrative expenses during the three and nine months ended November 30, 2003 is primarily attributed to a decrease in investor relations expenses, professional service fees and salaries. During the three and nine month periods ended November 30, 2003, the Company recognized salary expenses of $15,000 and $44,000, respectively, as cost associated with the revenue generated from management services fees from Oryx Ventures. This compares to $11,000 and $73,000 recognized as salary expenses for the three and nine months periods ended November 30, 2002. We expect that general and administrative expenses will remain about the same level during the rest of fiscal year 2004. We are focusing our management efforts on S2 Technologies and not actively pursuing new opportunities to charge fees for management services through Oryx Ventures.

Research and development expenses decreased by $46,000 or 88% from $52,000 for the three months ended November 30, 2002 to $6,000 for the three months ended November 30, 2003. Research and development expenses decreased by $131,000 or 82% from $160,000 for the nine months ended November 30, 2002 to $29,000 for the nine months ended November 30, 2003. The decrease of research and development for the three and nine months ended November 30, 2003 is primarily attributed to the absence of salaries associated with development activities related to performance improvements for our SurgX liquid technology, which were terminated in February 2003, and to a decrease in expenses related to patent activities. Research and development expenditures in future periods will continue to primarily be legal expenses related to patent activities.

For the three and nine months ended November 30, 2003 we recorded net interest income of $1,000 and $2,000, respectively. This compares to $1,000 and $8,000 of net interest income recorded for the three and nine months ended November 30, 2002. The decrease is mainly attributable to lower balances of cash and cash equivalent and lower effective interest rates. We anticipate less interest income in the future since cash and cash equivalent balance and interest rates have decreased.

Investment loss from Oryx Ventures' activities consists of recognition of losses relating to our percentage ownership share of S2 Technologies. From our original investment in August 2000 through our participation in the S2 Technologies Series B Financing in October 2001, we recognized approximately 71% of S2 Technologies' losses, which reflected our percentage of total capital invested in this company. Subsequent to the S2 Technologies Series B Preferred financing in October 2001, due to the addition of several new investors, we recognized 35% of S2 Technologies' losses that reflects our equity ownership in S2 Technologies. Since then, due to several subsequent additional investments in S2 Technologies, our percentage ownership in S2 Technologies has fluctuated and was 43.3% at November 30, 2003. Investment losses from Oryx Ventures activities were $158,000 and $506,000 for the three and nine months ended November 30, 2003, compared to $184,000 and $623,000 for the three and nine months ended November 30, 2002. The decrease in investment loss during these periods was primarily due to lower losses recorded by S2 Technologies. The loss recognized by us during the three months ended November 30, 2003 completely deplete the carrying value of our investment S2 Technologies, resulting in a zero balance for this investment as of November 30, 2003.

We evaluate the carrying value of our ownership interest in S2 Technologies for possible impairment in accordance with paragraph 19(h) of Opinion 18. As a result of S2 Technologies not meeting certain milestones established in fiscal 2003, we recorded an impairment loss of $347,000 for the three and nine months ended November 30, 2002. The method to determine the impairment loss was based upon our pro rata share of S2 Technologies' net realizable value, which consisted primarily of net available cash at November 30, 2002. No imparment loss has been recorded for the nine months ended November 30, 2003.

We recorded $20,000 as other income during the three months ended November 30, 2003, consisting of a credit given by IRISO to reduce the liability related to previous foreing withholding tax. This compares to $30,000 recorded as other income for the nine months ended November 30, 2002, which was related to equipment rental income from Cooper Bussman.

We believe our operating losses will continue through fiscal 2004 as the anticipated royalty revenue from our SurgX and management fees generated from Oryx Ventures will not be sufficient to cover expected expenses for fiscal 2004.

Liquidity and Capital Resources

Our working capital decreased $40,000 or 12% from $323,000 at February 28, 2003, to $283,000 at November 30, 2003. This decrease is attributed to cash used for an investment of $325,000 into S2 Technologies by Oryx Ventures and a net loss from operations during the nine months ended November 30, 2003 which was partially offset by proceeds of $625,000 from a private placement of our common stock in July 2003. Our ratio of current assets to current liabilities was 2:1 at November 30, 2003 and 3.5:1 at February 28, 2003.

Net cash used by operations was $173,000 for the nine months ended November 30, 2003 compared to net cash used in operations of $533,000 for the nine months ended November 30, 2002. The decrease in net cash used in operations during the nine months ended November 30, 2003 was primarily attributed to higher SurgX royalty revenue from IRISO and a decrease in operating expenses. Cash used in operations consisted primarily of operating losses adjusted for non-cash related items, which include loss on investments and depreciation. Net cash used in investing activities was $325,000 and $946,000 for the nine month periods ended November 30, 2003 and 2002, respectively, consisting mainly of investments by Oryx Ventures of $325,000 and $938,000, respectively, in S2 Technologies' preferred stock.

We do not expect to have any material capital expenditures for the year ended February 29, 2004.

As of November 30, 2003 we had an accumulated deficit of approximately $26.6 million. We incurred net losses of approximately $2.1 million for the fiscal year ended February 28, 2003 and $1.5 million for the fiscal year ended February 28, 2002. We expect to continue to incur net losses and these losses may be substantial. We will need to generate substantially higher royalty fees to achieve and sustain profitability and positive cash flow.

In February 2003, because the Company had insufficient capital to meet its working capital requirements through the next twelve months, the opinion of the Company's independent accountants with respect to the consolidated financial statements included in the form 10-KSB for the year ended February 28, 2003 includes an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

In July 2003, the Company successfully consummated the sale of 625,000 shares of its common stock and warrants to purchase up to an additional 156,250 shares of common stock, resulting in cash proceeds to the Company of $625,000.

Management believes that it has sufficient capital to continue is business operations through fiscal 2004. However, in the event Oryx fails to meet its projecting operating plan for the period it may need additional funding. If the Company requires additional capital, there can be no assurance that any additional funding will be available on a timely basis to meet the Company's needs, if at all, or that any such funding transaction will be on terms acceptable to the Company or in the interest of its stockholders.

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

         As of November 30, 2003 we had an accumulated deficit of approximately $26.6 million. We incurred net losses of approximately $2.1 million for the fiscal year ended February 28, 2003 and $1.5 million for fiscal 2002. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher royalty fees to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to generate higher royalty fees, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline.

There is a significant risk that our corporate restructuring strategy from an operating company to a technology licensing and investment and management services company may not be successful.

During fiscal years 1998 and 1999 we disposed of substantially all of our operating businesses and we are now a licensing and investment management services entity, with our primary source of income deriving from royalties from our SurgX technology licensed to Cooper Electronics Technologies and IRISO. In the course of selling various business units, we disposed of operations which had accounted for substantially all of our revenues. In the absence of increased sales of products incorporating our SurgX technology by our licensees and/or investment returns from our remaining active portfolio company, S2 Technologies, which have not yet materialized, such restructuring has sharply reduced our revenues without creating opportunities to offset equally the lost revenues.

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

We have struggled to successfully address these problems. Our future operating results will depend to a very large degree on the financial success of S2 Technologies and upon our ability to assist S2 Technologies in raising additional funding. All of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. To date, none of our portfolio companies have met their projected financial targets or provided any return to their investors. Further, we have written down the value of our investment in LOTS and Net Conversions to zero. Our investment in S2 Technologies will continue to have a negative impact on our financial statements. As of November 30, 2003, we had invested approximately a total of $2.8 million in S2 Technologies; however, the current book value of our investment in S2 Technologies is zero. We may not be able to successfully develop S2 Technologies and there can be no assurance that we will either recoup our investment or receive any return on our investment.

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

Cooper Electronics Technologies paid us minimum royalty payments through June 2001. However, it did not make a $1 million royalty payment due on September 15, 2002 to maintain exclusivity and, at such time, its license of our SurgX technology, pursuant to the terms of the license agreement, automatically became a non-exclusive license. Cooper Electronics Technologies did not pay us any royalties for fiscal years 2002 and 2003 and only $26,000 through November 30 of fiscal 2004. In addition, in 2002 IRISO notified us that it had elected not to pay the minimum annual royalty for the royalty year ended October 2002. As a result of IRISO's election, the license granted to IRISO converted to a non-exclusive license for Japan for the remaining term of the license agreement. On April 1, 2003, for a one-time fee of $200,000 we executed an amendment to the license agreement granting IRISO a non-exclusive worldwide license.

While Cooper Electronics Technologies and IRISO shipments of products incorporating SurgX technology to customers have increased there can be no assurances that either of these licensees will ever achieve any significant sales revenue for SurgX products. Further, there can be no assurances that Cooper Electronics Technologies or IRISO will continue their respective licenses with us. In the event that either company terminates its license with us, we would suffer a material adverse impact on our business and financial condition. We have attempted to find additional licensees of our SurgX technology but have not been successful in doing so.

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

Although our investment in S2 Technologies is carried at zero value at November 30, 2003, fluctuations in the value of our investment in S2 Technologies or of our other assets may cause this limit to be exceeded. This may require us to attempt to reduce our investment securities as a percentage of our total assets. This reduction could be attempted in a number of ways, including the disposition of our investment securities in S2 Technologies or cause us to sell securities to raise more cash. If we sell investment securities of S2 Technologies, we may sell them sooner than we otherwise would. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, this investment. Moreover, we may not be able to sell this investment due to contractual restrictions or the inability to locate a suitable buyer. Further, we may incur tax liabilities when we sell assets.

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

We rely on our licensees, Cooper Electronics Technologies and IRISO, for all SurgX research and development activities and exclusively for manufacturing of products incorporating our SurgX technology. At present, we do not support manufacturing activities internally or any SurgX research and development activities. Our business is significantly dependent upon enhancement and increasing sales of products incorporating the SurgX technology. Such activities involve substantial expenditures and a high degree of risk. At present, we do not have the financial resources, personnel or facilities to support or manufacture products incorporating the SurgX technology. If either Cooper Electronics Technologies or IRISO choose to terminate their license agreement with us, we would not be able to support products incorporating the SurgX technology and the market position of SurgX products as well as our financial results would be materially adversely affected.

We are substantially dependent upon licensing revenue received from Cooper Electronics Technologies and IRISO, the licensees of our SurgX technology. The products sold by these licensees are incorporated into a variety of electronics products. The any future slowdown in the market for electronics products will adversely affect sales of products incorporating our SurgX technology which, in turn, will result in lower royalty revenue received by us from our licensees. This would have a material adverse effect on our financial condition.


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

As a result of various other transactions previously entered by us, as of November 30, 2003, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 534,705 shares of common stock. This represents significant additional potential dilution for our existing stockholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these convertible securities, there may be further dilution based on the price at which we issue other securities in the future.



Item 3.   Controls and Procedures

    (a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


    (b) Changes in internal control over financial reporting.


During the period covered by this Quarterly Report on Form 10-QSB there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Oryx Technology Corp. was held at the offices of Manatt, Phelps & Phillips, LLP, 1001 Page Mill Road, Palo Alto, California 94304, on Monday, October 20, 2003 at 10:00 a.m. At the Annual Meeting, 1,684,598 shares were represented in person or by proxy.

The vote for the nominated directors was as follows:

    NOMINEE                           IN FAVOR                          WITHHELD
    -------                           ---------                         --------
    Philip Micciche                   1,678,091                           6,507
    Andrew Intrater                   1,678,668                           5,930
    John H. Abeles                    1,677,688                           6,910
    Jay M. Haft                       1,677,688                           6,910

The selection of PricewaterhouseCoopers LLP as independent auditors of the Company was ratified by the following vote:

    FOR                                 AGAINST                          ABSTAIN
    ---                                 -------                          -------
    1,677,478                             5,475                           1,645


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 31 Certification of Phillip J. Micciche, Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32 Certification of Philip J. Micciche, President, Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

          The Company filed two Reports on Form 8-K during the quarter ended November 30, 2003. On September 30, 2003, the Company filed a report on Form 8-K to report that on September 15, 2003, its wholly-owned subsidiary, Oryx Ventures, LLC, invested an additional $125,000 in S2 Technologies, Inc. On November 28, 2003, the Company filed a Report on Form 8-K/A to amend items 2 and 7 of the Report of Form 8-K dated September 15, 2003 and filed on September 30, 2003 to include financial statements required by Item 310 of Regulation S-B.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ORYX TECHNOLOGY CORP.

 Dated:  January 14, 2004        By:  /s/ Philip J. Micciche
                                      ------------------------------------------
                                      Philip J. Micciche
                                      President, Chief Executive Officer, Chief
                                      Financial Officer and Director (Principal
                                      Executive Officer and  Principal Financial
                                      and Accounting Officer)