Form 10KSB
period 2004-02-29
ORYX TECHNOLOGY CORP
filed 2004-05-28
CIK 915355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended February 29, 2004

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

                         Commission file number 1-12680

                              ORYX TECHNOLOGY CORP.
                              ---------------------
           (Name of small business issuer as specified in its charter)

           Delaware                                              22-2115841
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


4340 Almaden Expressway, Suite 220
San Jose, California                                               95118
----------------------------------------                        -----------
(Address of principal executive offices)                         (Zip Code)

Issuer's Telephone Number, including area code:          (408) 979-2955
-----------------------------------------------          --------------

Securities registered pursuant to Section 12(b) of the Act:


                                                    Name of each exchange
           Title of each class                      on which registered
      -----------------------------                   ------------------
      Common Stock, $.001 par value                   OTC Bulletin Board

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         Issuer's revenues from continuing operations for its most recent fiscal year were $510,000.

         As of April 30, 2004, 2,821,335 shares of common stock and preferred stock convertible into 875 shares of common stock of Issuer were outstanding. The approximate aggregate market value of the shares of common stock held by non-affiliates of Issuer, based on the average of the closing bid and asked prices on April 30, 2004 of $6.00 and $6.25 per one share of common stock was approximately $9,774,921.1

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

         Transitional Small Business  Disclosure Format (check one):
Yes |_| No |X|

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions by our licensees, success of research and development efforts by our licensees and customer acceptance of new products. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for products of our Surgx licensees, such as: adverse changes in customer order patterns, increased competition, lack of acceptance of new products and lack of success in technological advancement; our ability to retain our key executive; adverse conditions in the capital markets; other business conditions that may negatively affect our portfolio company, S2 Technologies, Inc., including potential lack of commercial success of such company; and other factors including, without limitation, those listed in Risk Factors below.

---------
1 For purposes of this Report, shares held by non-affiliates were determined by aggregating the number of shares held by officers and directors of the Issuer, and by others who, to Issuer's knowledge, own 5% or more of Issuer's common stock, including shares of preferred stock convertible into common stock, and subtracting those shares from the total number of shares outstanding. The price quotations supplied by NASDAQ represent prices between dealers and do not include retail mark-up, markdown or commission and do not represent actual transactions.

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

         As of February 29, 2004 we had an accumulated deficit of approximately $26.8 million. We incurred net losses of approximately $1.0 million for the fiscal year ended February 29, 2004 and $2.1 million for fiscal 2003. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to incur significant negative cash flow in the future. We will need to generate substantially higher royalty fees to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to generate higher royalty fees, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline. We must raise additional capital by the beginning of calendar year 2005 to continue our business operations. As a result of these circumstances, our independent registered public accounting firm's report on our consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about Oryx's ability to continue as a going concern.

         Introduction

         During  fiscal 1998 we  initiated a  restructuring  of our  operations.
Through fiscal 1998, we designed, manufactured and marketed specialized components, analytical equipment and instrumentation products for original equipment manufacturers in the information technology industry. We operated three majority owned subsidiaries, focusing on three distinct market segments:

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

         Today we are a technology licensing and investment and management services company with two primary focuses:

o collecting royalties for our SurgX technology from our SurgX licensees, Cooper Electronics Technologies, Inc. and IRISO Electronics, Ltd.; and

o maintaining our current investment and providing management services to one portfolio company, S2 Technologies, through our investment and management services company, Oryx Ventures, LLC.

         As a result of the restructuring of our business, we have disposed of substantially all of our operating businesses which accounted for substantially all of our revenue. Due to the absence of increased royalty revenue from the sale of our SurgX technology through our licensees, such restructuring has sharply reduced our revenues. The licensees of our SurgX technology have, to date, not been successful in shipping products incorporating our SurgX technology in volumes sufficient to produce royalties payments to us in amounts that would cover our operating costs and there can be no assurances that they will be successful in generating substantial sales of SurgX based products in the future.

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

         The licensees of our SurgX technology have, to date, not been successful in shipping products incorporating our SurgX technology in volumes sufficient to produce royalty revenue income to us to support our operations and there can be no assurances that they will be successful in increasing sales of products based on our SurgX technology in the future.

Licensees

         Cooper Electronics Technologies

         In fiscal year 1997, we granted to Cooper Bussmann a non-exclusive license in Japan and an exclusive license for the rest of the world to manufacture and market surface mount and connector array components using SurgX technology. Cooper Bussmann is a leading manufacturer of fuses and other circuit protection devices, and its target market for products incorporating the SurgX technology is the electronics market. In consideration for this license, Cooper Bussmann paid us $750,000 in development funding, and, subject to terms of the license agreement, became obligated to pay us royalties for approximately eleven years based upon Cooper Bussmann sales of SurgX surface mount components and connectors. In September of 1997, this license agreement was amended to extend its term to 20 years, expand Cooper Bussmann's license rights for SurgTape for board-level ESD protection, and provide SurgX with a cash advance of $1.7 million, in the form of non-refundable minimum royalties to finance the development and commercialization of SurgTape, which was not commercialized. Pursuant to the terms of the license agreement, Cooper Bussmann was granted an exclusive license through June 2001 in exchange for the $1.7 million cash advance it provided to us. Subsequently, Cooper Bussmann did not make a required $1 million royalty payment due September 15, 2002 to maintain its exclusive license to the SurgX technology and its license automatically converted to a nonexclusive basis as of September 15, 2002. Due to lower than anticipated sales of SurgX products, we did not receive any royalties from Cooper Bussmann during fiscal years 2002 and 2003. However, we did receive a royalty payment of $56,000 from Cooper Bussmann for sales of SurgX products for the year ended February 29, 2004.

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

         In fiscal year 2000, we transferred all SurgX polymer research and development efforts to Cooper Electronics Technologies and in fiscal 2002, we transferred all trade secrets and manufacturing know-how for SurgX liquid to Cooper Electronics Technologies. All future SurgX liquid manufacturing enhancements and development activities are intended to be performed by Cooper Electronics Technologies.

         In fiscal 2001, a Cooper Electronics Technologies polymer devices facility was established to support polymer development, manufacturing and marketing activities. This facility also includes technology research and development for several other Cooper Electronics Technologies' devices, such as supercapacitors. Cooper Electronics Technologies' manufacturing and process know-how have been utilized to improve the processing yields, the consistency and the logistics of SurgX liquid manufacturing, and the focused marketing and application engineering effort has improved the integration and manufacturing of SurgX liquid technology with finished ESD protection device manufacturing. Presently, Cooper Electronics Technologies is continuing its device development efforts on a level in line with its perception of the potential market size and sales opportunity for SurgX based products.

         Currently,  research  and  development  efforts  of Cooper  Electronics
Technologies include activities designed to develop market driven device configurations and to improve the reliability of the SurgX products it sells, as well as new development efforts toward improved electrical performance. For Cooper Electronics Technologies to be able to participate in a more significant portion of the potential market for ESD type transient voltage protection devices, significant electrical performance improvements to the liquid polymer must be realized, which will require enhancements to the current polymer system to achieve much lower trigger and clamping voltage performance. This is being done in conjunction with continual reductions in production costs to keep step with the large customer cost reduction initiatives. Cooper Electronics Technologies is continually evaluating its development priorities relative to all their products, but there can be no assurance if, or at what level, Cooper Electronics Technologies will support development efforts in the future.

         In late calendar 2001, Cooper Electronics Technologies introduced a 0603 discrete component package with better protection capability and lower trigger voltage and has also been in the process of developing a much smaller footprint component, a 0402 package style, in addition to other smaller multi-line variants. The mass production version of the 0402 device is anticipated to be commercially introduced in late calendar 2004, however, no firm introduction date has been finalized.

         Cooper Bussmann utilizes an Asian based contract manufacturer to produce its SurgX based products: 0805 Chip Polymer ESD Suppressant, 41206 Four Element Array and 0603 Polymer ESD Suppressant. The 0805 Chip Polymer ESD Suppressant was the first product introduced by Cooper Electronics and has been sold for use in home phone systems. The 41206 Four Element Array has been sold for use in devices to protect the USB signal lines in portable communication and set top box applications. The most recent product introduced by Cooper Electronics, the 0603 Polymer ESD Suppressant, has been sold for use in cellular devices, PDA's, set top boxes and DSL type equipment.

         Historically, until two years ago, Cooper Electronics Technologies sales of SurgX products had been lower than anticipated. Sales of SurgX products by Cooper Electronics Technologies for fiscal 2001 were under three million units. Sales of SurgX products in fiscal 2002 were also significantly lower than anticipated, with less than 18 million units shipped during the period, partially due to a persistent overall slowdown in the electronic industry and the inability of our SurgX polymer technology to meet more stringent technical protection requirements of customers for new integrated circuit devices and fiber optic amplifier components. In fiscal 2003, with a concentrated application engineering and marketing effort and the introduction of the 0603 ESDA product, Cooper Electronics Technologies shipped over 30 million devices in a combination of 0603, 0805, and 4 line array configurations. In fiscal 2004, Cooper Electronics Technologies shipped over 100 million devices, as the 0603 ESD product continues to gain popularity with the designer community due to the high frequency performance and new pricing policies aimed at replacing other devices traditionally used for ESD protection. Cooper Electronics Technologies has gained design wins and is shipping to large multinational customers such as Canon, Panasonic, Sanyo, Toshiba, Motorola, Siemens, Fujitsu and Sony.


         For the first two months of fiscal 2005 the order rate for SurgX products continues to increase and is almost twice the rate of the previous year's shipments. This increase is primarily the result of the technology coming into wider use by circuit designers for a wider range of applications. Major growth of device sales, overall, is predicated on not only pricing but performance and packaging format. While the sales prices of devices incorporating our SurgX technology were impacted by the severe piece erosion during the past three years resulting from industry overcapacity, a market study from Paumanok Publications, Inc., issued in January 2004, suggest a general improvement in the overall pricing for this upcoming year.

         IRISO

         In November 1997, IRISO, a manufacturer of high engineering connectors and precision metal pins for electronic equipment, invested $500,000 in SurgX in exchange for an equity ownership interest of approximately 3% of the total outstanding shares of SurgX. In conjunction with this equity investment, IRISO received a fifteen-year co-license to manufacture and sell our SurgX technology exclusively in Japan for board level ESD protection. IRISO sells these products under the SurgX trademark.

         In fiscal 1999, IRISO started volume production and sales of 0805 surface mount components. Sales of SurgX products by IRISO in fiscal 2000 were minimal, with IRISO shipping production quantities to two major OEMs and in lesser amounts to five other customers. While IRISO's shipments in fiscal 2002 and fiscal 2003 were up significantly, at approximately 12 million units for each year, these sales levels were much lower than initially forecasted due to a significant downturn in the electronic components markets, predatory pricing pressures from competitors and by market requirements of improved ESD protection capabilities, which IRISO has not yet achieved. IRISO shipped approximately 25 million units of SurgX products in fiscal 2004.

         In fiscal 2000, IRISO launched a SurgX component in a standard passive component package style, its 0805 package. Current development efforts for future product offerings by IRISO are chip and network chip for optical devices and the next generation cellular phone. However, electrical performance improvements of reduced clamp voltage (trigger voltage) and electrical shorting must be achieved to create additional sales opportunities for IRISO. Without these improvements, which have not yet been achieved, we expect that IRISO's sales volume of products incorporating SurgX technology will only rise modestly. IRISO is also actively pursuing cost reductions initiatives for its SurgX products, which to-date have not been achieved, in order to address pricing pressure from its competitors which, if not addressed, could have a material adverse effect on its sales of SurgX products

         In fiscal 2002 we transferred the manufacturing of SurgX liquid material to IRISO in Japan. We also terminated our internal development activities on February 1, 2003; therefore, all future SurgX liquid manufacturing enhancements and liquid development activities will be borne by IRISO.

         In fiscal 2001, IRISO paid us $100,000 in licensing royalties for shipments during that year. In fiscal 2002, IRISO paid its minimum licensing royalty obligation of $200,000 for the royalty year ending October 2001 and made royalty payments to us totaling $148,000 in fiscal 2003 for the royalty year ending October 2002, which was below the minimum annual royalty amount for IRISO to maintain its co-exclusive license. As a result, IRISO's license with us converted to a non-exclusive license for the remaining term of the license agreement. On April 1, 2003, IRISO paid us a one time fee of $200,000 in connection with an amendment to the license agreement to expand IRISO's licensed territory from Japan to a non-exclusive worldwide license. Additionally, in fiscal 2004, IRISO made royalty payments totaling $219,000.

Other Potential Licensees

         To expand the market for SurgX products, in fiscal 2003 we initiated discussions with several companies regarding licensing our SurgX technology. However, we were unsuccessful in entering into a new license agreement for our SurgX technology with any of the four companies we were in discussions with. Consequently, we significantly curtailed our solicitation of and negotiation with potential new licensees. However, we recently initiated licensing discussions with two companies, but there can be no assurance that we will be successful in entering into a license agreement for our SurgX technology on an acceptable commercial basis with any of these companies.

Market for SurgX Technology

         As the information technology industry increases capacity and performance, faster speeds, smaller chip geometries and lower operating voltages are required. These developments have been accompanied by increases in product susceptibility to failures from over-voltage threats mainly from ESD. Failure to address these problems can result in the destruction of chips and circuitry. These threats can originate from inside or outside the products and can arise from such factors as ESD, induced lightning effects, spurious line transients and other complex over-voltage sources. During the last decade, new products have emerged to address protection of integrated circuits from ESD. Related specialized products range from wrist straps worn by electronics assembly workers, to special anti-static packaging of components and sub-assemblies as well as board level protection devices such as diodes and varistors.

         In calendar year 2000, the global market for all over-voltage protection devices was approximately $2.6 billion. The global market declined to approximately $1.8 billion per year in calendar years 2001 and 2002, as a result of a general slowdown of the global high-tech economy and severe price erosion. In calendar year 2003, as a result of a recovering electronics market, stabilized prices and increased demand by OEMs purchasing over-voltage protection components to comply with IEC 61000-4-2 specifications for ESD protection, the global market for over-voltage protection increased to approximately $1.9 billion.

         Our SurgX technology is a polymer based technology, used to protect against the ESD-type over-voltage transients. The over-voltage protection market also includes more mature transient voltage suppression, or TVS, devices such as gas discharge tubes, varistors, and diodes. The major markets targeted for new surge protection devices and technologies, such as those represented by our SurgX technology, are wireless telecommunication, non engine compartment automotive, computers, and new digital audio and video. Gas discharge tubes, varistors, and diodes are all used as protection from over-voltage transients in signal lines such as phone lines and antennae. However, the market for the relatively new voltage variable polymer type TVS device with low energy capability but with low capacitance and leakage is an expanding one with sales based on acceptance and device performance capability.

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

         Varistors were historically used for protection of electronic components from transients generated on the power lines supplying electronic systems. The varistor is bipolar in nature but has the largest capacitance of the common over-voltage protection devices, commonly ranging between 200 to
10,000pF. Newer varistor devices have now appeared on the market with capacitances as low as 5 pF targeted for the ESD protection area. These devices, typically surface mount technology, or SMT, varistors, can be manufactured using multilayered technology in much smaller footprint than other over-voltage protection components. For this reason, varistors, especially the 0402 footprint size, began to be gain traction in the cellular market in 2000 and sales grew substantially during calendar years 2001 through 2003. However, the typical response times cited for varistors are slow and current leakages are up to the milliamp range.

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

         SurgX is an SMT type chip over-voltage protection component, which is designed for extensive use on printed circuit boards. It addresses many of the same applications as diodes and some varistors. Like the varistors and the gas discharge tubes, SurgX is bipolar in nature, allowing a single SurgX component to replace two diode devices. The capacitance of SurgX devices is typically less than 1/4 picofarad, much lower than that of any of the standard over-voltage protection components it is intended to replace. SurgX devices have been measured to be usable at very high frequencies without interfering with signal transmission. This low capacitance is particularly important as the frequencies of electronic devices in use today go beyond 2 GHz. Over-voltage devices with capacitances greater than 10 pF interfere with megahertz signals. The slow response time of the gas discharge tubes prohibits their use for ESD protection of signal lines, even though they have the low capacitance required.

         SurgX can be used as a diode/varistor replacement in certain ESD over-voltage transient applications since it has nanosecond response time, with a fold back trigger response similar to a sidactor diode, low capacitance, a very small footprint, lower leakage current than either a diode or a varistor, and high current shunting capability, although it can absorb only microjoule level energy.

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


Primary Market Segment

         Our licensees, IRISO and Cooper Bussmann, through its business unit, Cooper Electronic Technologies, have sole responsibility for marketing products incorporating our SurgX polymer technology. The TVS protection or ESD function traditionally served by zener diodes and varistors is the primary market targeted by our licensees. This market in calendar 2003 was approximately $900 million. This market consists of two segments: the low energy high frequency ESD type protection where the SurgX device is optimal in its function and the much lower clamp (trigger voltage) or higher energy lower clamping capability application currently outside the SurgX specification area. In calendar 2003 the zener diode market was approximately $400 million with 25 billion units shipped and the varistor market was approximately $500 million with 10 billion units shipped. However, in order to fully participate in these segments, the SurgX device must be offered in a smaller footprint, designed with lower trigger and clamp voltage and higher cycle capability, in addition to higher energy capacity, to withstand higher or longer duration transient pulses. Within these markets the most important factor in choosing a device for TVS protection tends to be cost. After cost, reliability, footprint, trigger voltage, level of capacitance, response time, size, energy handling and leakage current are important criteria in selecting a device. SurgX technology currently is competitive with other devices for low capacitance and low leakage criteria, albeit a small sub-segment of the overall market, with approximately 100 million units of SurgX ESD protection units shipped in calendar 2003. The low capacitance requirement of ESD protection devices in many circuit designs is already providing the entry for SurgX into the market segment currently served by diode/varistors. Our licensees are participating, in a very limited way, in the low price, high volume diode/varistors market, however they have found it difficult to meet the required electrical performance and smaller footprint required for products in this market.

Product Development

         The development requirements for products incorporating our SurgX technology include lower trigger/clamp voltage to be able to protect the chip sets designed for new higher speed data protocols such as the USB2, IEEE1394 B (second generation Firewire), DVDI, and optical amplifier components. In addition, the device assemblies must include ever smaller footprint platforms and a variety of arrays for the handheld communications device platforms. Finally, these products must be reliable and repeatable through increasingly larger number of repeated pulses and possess high reliability characteristics.

         During fiscal year 2000, we transferred all SurgX polymer research and development efforts to Cooper Electronics Technologies. In fiscal 2002 we restarted limited SurgX liquid development activities to support our licensees in improving electrical performance of SurgX products. However, we required additional funding in order to continue these development activities, which we anticipated obtaining by entering into new licenses for our SurgX technology. We were not successful in entering into additional license agreements, and, as a result, we terminated all development activities as of February 1, 2003.

Competition

         The primary competitor to SurgX technology is a polymer base over-voltage protection product of Littlefuse, Inc. Both Littlefuse, Inc. and our licensees serve a small niche of the overall market. As SurgX components are becoming more price competitive and available in higher volumes, our licensees are attempting to compete with conventional over-voltage transient protection zener diode manufacturers, such as Toshiba Semiconductor, Renases Technology, Fairchild Semiconductor, Diodes, and Incand Vishay. Also, as our licensees develop smaller footprint SurgX products, such as the 0402 discrete component, they intend to compete with varistors manufacturers such as EPOC, Amotech, TDK and AVX. Broader market acceptance of products incorporating our SurgX technology depends on cost, reliability record, protection performance, packaging format, and ability to disseminate the application information to the designers, in that order, which to date has not been achieved by our licensees.

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

         The two foundation patents filed by SurgX in 1995 on manufacturing processes, methods of making the SurgX compositions and SurgX devices have been divided by the U.S. Patent and Trademark Office into several different inventions for filing as individual patents. In September 1998, the US patent on the basic method of manufacturing SurgX overvoltage compositions was granted. Four additional basic patents were filed on other aspects of the SurgX technology, including surface mount devices and connector component designs. A total of 11 US patents have been granted and 1 more is pending and expected to issue as a US patent in 2004. Foreign patent filings were made in 10 countries plus the European countries on the two foundation patents, and selected foreign patent filings have been made on the other basic patents. Fifteen foreign patents have been granted. Eight foreign patent applications remain in process. We believe our patents and patent applications cover significant proprietary SurgX technology in devices, processes and materials.

         We expect that our licensees will file improvement patent applications with respect to changes and improvements in the SurgX technology. There can be no assurance, however, that such improvement patents will be filed by our licensees or will be granted.

         Oryx Ventures, LLC

         We established Oryx Ventures, LLC, a Delaware limited liability company, in May 2000 to act as an investment and management services entity for us. Oryx Ventures is a wholly-owned subsidiary of Oryx and is managed by our employees. Previously, Oryx had contributed investment funds to Oryx Ventures from its existing cash balances. At present, due to a lack of capital and adverse conditions in the capital markets, coupled with the uncertainty of future royalty income from SurgX, we are limiting the activities of Oryx Ventures to supporting one portfolio company, S2 Technologies and are not actively seeking new investments. Oryx Ventures provides strategic and management services in several areas of business, including administration, accounting and sales to S2 Technologies and has received equity and cash for the management services it is providing. However, due to the departure of Mitchel Underseth as our Chief Financial Officer, we have scaled back on the services we provide to S2 Technologies and other companies.

         Oryx will receive all profits and losses from Oryx Ventures, provided that, Philip Micciche Chief Executive Officer of Oryx, Mitchel Underseth, the former Chief Financial Officer of Oryx and Luis Borge, Controller of Oryx will receive an aggregate of 20% of any distributions made by Oryx Ventures from its equity holdings of S2 Technologies, excluding shares of Series C Preferred Stock.

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

         LOTS Technology ceased operations in calendar 2002 and has filed for bankruptcy. The Company wrote off its $500,000 investment in LOTS during the fourth quarter of fiscal 2001. The Company will not recover any of its investment in LOTS Technology.

         Oryx provided a bridge loan of $100,000 to NetConversions that was convertible to equity at a discounted rate. The Company fully reserved its investment in Net Conversions as of November 30, 2000 due to adverse industry conditions and failure of NetConversions to obtain funding to grow its business. In February 2004, NetConversions repaid our outstanding bridge loan in full.

         S2 Technologies, Inc., or S2 Technologies, is actively engaged in business. S2 Technologies has developed a software platform that reduces the time and cost associated with integration and testing, resulting in shorter development cycles, lower research and development costs, and longer time-in-market. Oryx Ventures has invested an aggregate of $3,767,500 in S2 Technologies. In August 2000 we purchased $500,000 of Series A Preferred Stock issued by S2 Technologies. In June 2001, we made a $250,000 bridge loan to S2 Technologies. In October 2001, we participated in S2 Technologies' second equity financing round, with an investment of $1,105,000 in Series B Preferred Stock, which included conversion of the $250,000 bridge loan and an investment of $855,000 in new funds. In March 2002, we invested an additional $938,000 in Series B Preferred Stock issued by S2 Technologies. In March 2002 and August 2003 we exercised a warrant to acquire 466,666 and 233,334 shares of S2 Technologies' Common Stock, respectively. In May 2003 and September 2003 we participated in S2 Technologies' Series B-1 Preferred Stock financing with investments of $200,000 and $125,000, respectively. In February 2004 we purchased $900,000 of S2 Technologies' Series C Preferred Stock. We are also providing senior management advisory services to S2 Technologies for a cash fee. As of February 29, 2004 our total voting ownership of S2 Technologies was approximately 40.0%.

         S2 Technologies' focus is to provide value-added tools that address the development, integration and testing phases of the embedded software process. The goal is to increase software developers' productivity and decrease the time it takes for their products to reach commercialization. S2 Technologies released its first product, Stride 1.0 in March 2002 and anticipates releasing Stride 2.0 later this calendar year. Sales to date have been minimal and are lower than anticipated primarily due to the depressed economic environment and a much longer sales cycle than was originally anticipated.

         Given the limited capital resources of S2 Technologies at the time we made our original investment, we began recognizing losses on our investment in S2 Technologies based upon our pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing, we began recognizing losses on our investment in S2 Technologies based upon our total equity ownership percentage in S2 Technologies. As of February 29, 2004, we had recognized cumulative losses attributable to our ownership of S2 Technologies of $2,541,000, of which $683,000 and $787,000 were for the years ended February 29, 2004 and February 28, 2003, respectively. At February 29, 2004, our investment in S2 Technologies was carried at $717,000. In accordance with paragraph 19(h) of Opinion 18, we evaluate the carrying value of our ownership interest in S2 Technologies for possible impairment. As a result of S2 Technologies not meeting certain milestones established in fiscal 2003, we recorded an impairment loss of $412,000 for the fiscal year ending February 28, 2003. The method to determine the impairment loss was based upon our pro rata share of S2 Technologies' net realizable value, which consist primarily of net available cash at February 28, 2003. For the year ended February 29, 2004 our pro rata share of S2 Technologies' net realizable value was in excess of our investment balance and therefore, no impairment loss was recorded in the year ended February 29, 2004.

Investors Risks

         Oryx Ventures' current activity is limited to providing management services to S2 Technologies. Our business strategy with Oryx Ventures involves a number of special risks, including:

         o being deemed as investment company and subjected to the requirements of the Investment Company Act of 1940; and

         o the significant risk associated with investment in a small start-up company, given a very unreceptive financing environment and Oryx's lack of capital to provide follow on financing if required.

         We may not be able to successfully address these problems. Moreover, our future operating results will depend to a very large degree on the financial success of our only portfolio company, S2 Technologies, and upon our ability to assist S2 Technologies in becoming cash flow positive. The three portfolio companies we invested in were early-stage companies with limited operating histories and limited or no revenues. To date, S2 Technologies is our only portfolio company that is still actively pursuing its business model. LOTS Technology ceased operations and filed for bankruptcy and NetConversions was sold. These investments have had a negative impact on our financial statements. We have recorded losses of $500,000 for writing off our investment in LOTS and accumulated losses of $2,953,000 representing our pro rata share of S2 Technologies losses and goodwill impairment charges. At present, we are focusing our efforts on S2 Technologies. However, we may not be able to successfully develop S2 Technologies and there can be no assurances that we will either recoup our investment or receive any return on our investment in S2 Technologies.

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

         Costs to support Oryx Ventures activities are primarily related to salary expenses of Oryx employees associated with providing management services to S2 Technologies. Effective November 30, 2002, Mitchel Underseth, our Chief Financial Officer, resigned from Oryx to join S2 Technologies. As of February 29, 2004 there was one executive and one administrative employee providing management services through Oryx Ventures to S2 Technologies. Currently, Oryx Ventures receives cash fees as payment for providing management services to S2 Technologies.

         Research and Development

         In fiscal year 2000, we transferred all of our SurgX research and development to Cooper Electronics Technologies, a subsidiary of Cooper Bussmann. Cooper Electronics Technologies has funded substantially all research and development activities with respect to SurgX technology for fiscal years 2003 and 2004. The total amount spent by us on research and development activities in fiscal years 2003 and 2004 was $209,000 and $45,000, respectively. In fiscal 2003 we reinitiated limited SurgX research and development activities to support licensees in improving electrical performance of SurgX products. We were not successful in contracting with new licensees for our SurgX technology and terminated all SurgX development activities in February 2003.

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

         Employees

         As of April 30, 2004, we employed 2 people on a full-time basis. Our full time employees consist of one executive officer and one administrative employee. Our employees are not covered by any collective bargaining agreements, and we believe our employee relations are satisfactory.

                                  RISK FACTORS

         A purchase of shares of our common stock involves financial risk. In deciding whether to invest, you should carefully consider the following factors and other information available in our public filings with the Securities and Exchange Commission and elsewhere.

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

         As of February 29, 2004 we had an accumulated deficit of approximately $26.8 million. We incurred net losses of approximately $1.0 million for the fiscal year ended February 29, 2004 and $2.1 million for fiscal 2003. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher royalty fees to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to generate higher royalty fees, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline. As a result of the foregoing factors, the report of our independent registered public accounting firm with respect to the financial statements at February 29, 2004 and February 28, 2003 includes an explanatory paragraph indicating that there is substantial doubt about Oryx' ability to continue as a going concern.

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

Our strategy of relying on licensing royalties and using the proceeds to fund the acquisition of other businesses and technologies has not been successful

         We have shifted the strategic focus of our business from an operating business exploiting our own developed technologies to a licensing and investment and management services business where we initially intended to use the royalty revenues from our licensed SurgX technology to fund investments by Oryx Ventures in start-up technology companies. However, due to lower than expected royalty payments received by us from licensing our SurgX technology, we have not made additional investments beyond the three portfolio companies we currently invested in and we have no current plans to make any future investments in companies other than S2 Technologies. Further, one of our portfolio companies has ceased operations and filed for bankruptcy and another portfolio company has been sold. At present, only S2 Technologies is actively engaged in ongoing business operations and our management services business is limited to the services we provide to S2 Technologies. Our business strategy with Oryx Ventures involves a number of special risks, including:

         o        adverse market conditions for development stage companies; and

         o the significant risk associated with investment in small start-up companies, given a very unreceptive financing environment for such companies along with Oryx's lack of capital to provide follow on financing, if required

         Our future operating results will depend to a very large degree on the financial success of S2 Technologies and upon our ability to assist S2 Technologies in getting to cash flow positive. All of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. To date, none of our portfolio companies have met their projected financial targets, and expect for Netconversion, provided any return to their investors. Further, we have written down the value of our investment in LOTS to zero. Our investment in S2 Technologies will continue to have a negative impact on our financial statements. As of February 29, 2004, we had invested a total of approximately $3.8 million in S2 Technologies; however, the current book value of our investment in S2 Technologies is $717,000. We may not be able to successfully develop S2 Technologies and there can be no assurance that we will either recoup our investment or receive any return on our investment.

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

         Cooper Electronics Technologies paid us minimum royalty payments through June 2001. However, it did not make a $1 million royalty payment due on September 15, 2002 to maintain exclusivity and, at such time, its license of our SurgX technology, pursuant to the terms of the license agreement, automatically became a non-exclusive license. Due to low sales of SurgX products by Cooper Electronics Technologies, it did not pay us any royalties for fiscal years 2002 and 2003 and paid us only $56,000 in royalties for fiscal 2004. In addition, IRISO notified us in 2002 that it had elected not to pay the minimum annual royalty for the royalty year ended October 2002. As a result of IRISO's election, the license granted to IRISO converted to a non-exclusive license for Japan for the remaining term of the license agreement. On April 1, 2003, we executed an amendment to the license agreement granting IRISO a non-exclusive worldwide license for a one-time fee of $200,000.

         While shipments of products incorporating SurgX technology to customers by Cooper Electronics Technologies and IRISO have increased, there can be no assurances that either of these licensees will ever achieve any significant sales revenue for SurgX products. Further, there can be no assurances that Cooper Electronics Technologies or IRISO will continue their respective licenses with us. In the event that either company terminates its license with us, we would suffer a material adverse impact on our business and financial condition. We have attempted to find additional licensees of our SurgX technology but have not been successful in doing so.

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

         Our performance is substantially dependent on the performance of Philip Micciche, our President, Chief Executive Officer and Chief Financial Officer. The loss of the services of Mr. Micciche or the key employees of our portfolio company, S2 Technologies, may harm our business. As of November 30, 2002, Mitchel Underseth, our Chief Financial Officer terminated his employment with Oryx and joined S2 Technologies. Mr. Micciche has assumed the additional role of Chief Financial Officer, effective as of Mr. Underseth's resignation.

We rely on our licensees, Cooper Electronics Technologies, and IRISO to manufacture and market products incorporating our SurgX technology and there can be no assurance that they will be successful in doing so.

         We rely exclusively on our licensees to manufacture and market products incorporating our SurgX technology. However, there can be no assurance that our licensees will be able to incorporate manufacturing process improvements in products using SurgX technology to further reduce product cost and enhance product performance to allow them to compete more effectively in the high volume, low price diode/varistor market. To date our licensees have not been successful in generating significant profits from the sale of SurgX products or effectively competing in this market.

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

         As a result of various transactions previously entered by us, as of February 29, 2004, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 624,705 shares of common stock. This represents significant additional potential dilution for our existing stockholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these convertible securities, there may be further dilution based on the price at which we issue other securities in the future.

Item 2.  Description of Property.

         We presently operate our businesses in one facility located at 4340 Almaden Expressway, San Jose, California. On August 7, 2001, we entered into an agreement with Hessling-Piper Investments to lease our current offices, a 550 square foot facility in San Jose, California. The monthly rental fee is $1,000 and the lease terminates August 10, 2004.

         The property described above is in satisfactory condition for the purpose for which it is used.

Item 3.  Legal Proceedings.

         We know of no material litigation or claims pending, threatened or contemplated to which Oryx is or may become a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

         During the fourth quarter of our fiscal year ended February 29, 2004, no matters were submitted to a vote of security holders.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Since our initial public offering of common stock and warrants on April 6, 1994 until January 9, 2003, our common stock and warrants have traded principally on The NASDAQ SmallCap Market under the symbols "ORYX" AND "ORYXW," respectively. Commencing January 10, 2003, our common stock has traded on the OTC Bulletin Board under the symbol "ORYX.OB." Prior to April 6, 1994, there was no public market for our securities. The following table sets forth the high and low sale prices for our common stock for the periods indicated, as reported by NASDAQ until January 9, 2003 and the OTC Bulletin Board thereafter. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.



                                           Common Stock
                                           ------------
                                        High             Low
                                        ----             ---
2003 Fiscal year
----------------
1st Quarter                           $  4.80          $  1.85
2nd Quarter                           $  2.30          $  1.00
3rd Quarter                           $  1.44          $  0.34
4th Quarter                           $  0.90          $  0.26

2004 Fiscal year
----------------
1st Quarter                           $  1.31          $  0.41
2nd Quarter                           $  4.00          $  0.75
3rd Quarter                           $  3.65          $  2.00
4th Quarter                           $  7.75          $  2.10

         On April 30, 2004 the closing price for our common stock was $6.25 per share. As of April 30, 2004 the number of record holders of our common stock was approximately 91.

         We have never paid cash dividends on our common stock, however, we pay a $0.50 annual dividend on outstanding shares of preferred stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends will be paid on common stock in the foreseeable future. Future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors as well as the possible need to obtain the consent of any of our lenders.

         On January 29, 2004, Oryx completed a private placement of 360,000 shares of its common stock at a purchase price of $3.00 per share, resulting in aggregate proceeds to Oryx of $900,000. The investors also received warrants to purchase 90,000 additional shares of Oryx common stock at an exercise price of $6.00 per share. The common stock and warrants sold in this private placement have not been registered under the Securities Act of 1933, as amended, pursuant to an exemption from registration under Section 4(2) of the Act.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions by our licensees, success of research and development efforts by our licensees and customer acceptance of new products. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for products of our Surgx licensees, such as : adverse changes in customer order patterns, increased competition, lack of acceptance of new products, lack of success in technological advancement; our ability to retain our key executive; adverse conditions in the capital markets; other business conditions that may negatively our portfolio company, S2 Technologies and other factors including, without limitation, those listed in "Risk Factors" above.

         Business Segments

         Through  fiscal year 2004, we operated in two main  business  segments:
SurgX, a 97% owned subsidiary, and Oryx Ventures, our investment and management services company. The minority interest of 3% in SurgX is not significant; therefore, it is not reflected in our financial statements. These businesses operate independently and are supported by a corporate segment providing for all administrative, accounting, and financial activities. As noted above in "Description of Business," during fiscal year 1998, we embarked upon a major restructuring program. This resulted in the sale on February 27, 1998 of approximately 80% of our interest in Oryx Instruments and Materials Corporation and the sale on March 2, 1998 of substantially all of the assets and the entire business of Power Products Corporation. We took these steps to reduce losses and enable us to concentrate on our electrostatic discharge protection business through our SurgX subsidiary.


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

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         Investments

         The various interests that we have acquired in companies have been accounted for under two broad methods: the equity method and the cost method. The applicable accounting method is generally determined based on our voting interest in a company.

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

         In assessing potential impairment for these investments and related goodwill we will consider several factors as well as forecasted financial performance of the companies we have invested in. If these forecasts are not met, we may have to record additional impairment charges not previously recognized. During the year ended February 28, 2003, we recognized impairment losses of $412,000 related to our investments in S2 Technologies. No impairment losses were recognized during the year ended February 29, 2004. In assessing the recoverability of our equity method goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

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

         Accounting  for  Income  Taxes

         We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

         Other income

         The Other income in fiscal 2004 consists of a credit given by IRISO to reduce liabilities previously recorded. The Other income in fiscal 2003 includes equipment rental income that is recognized when contractually payable and collection is probable.


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

         Consolidated Results Operations

         For the fiscal year ended February 29, 2004, revenues increased $122,000 or 31% from $388,000 for the year ended February 28, 2003 to $510,000 for the year ended February 29, 2004. The increase in revenue was primarily attributed to a one-time $200,000 payment in connection with expanding IRISO's licensed territory from Japan to worldwide, and an increase in SurgX royalty revenue, offset by the absence of royalty recognition from the sale of our Intragene technology and a decrease in management services fees generated from Oryx Ventures. The increase in SurgX royalties was due to an increase in units sold by our licensees. Our licensee Cooper Electronics Technologies began to pay us royalties during this fiscal year, for the first time since fiscal 1998 when they paid us $1,700,000 representing minimum royalties through October 2002. Oryx Ventures management services fees decreased as a result of reducing the services provided by Oryx Ventures to our remaining portfolio company, S2 Technologies. We anticipate that future revenue will be derived primarily from royalties from our SurgX technology. To date, royalty revenue from sales by our SurgX licensees have not been sufficient to cover our operating expenses. While our licensee, Cooper Electronics Technologies, has recently experienced increased interest and orders for its SurgX products, there can be no assurances that sales of SurgX products will increase in the future, if at all, or that increases in sales will result in higher royalty income for us. Future royalty revenues will be based solely upon the successful sales, marketing, manufacturing and development efforts of our SurgX licensees and there can be no assurances that our licensees will continue to invest in SurgX related sales, marketing and research and development activities.

         Cost of sales decreased $87,000 or 60% from $146,000 for the fiscal year ended February 28, 2003 to $59,000 for the year ended February 29, 2004. The decrease is attributable to reduction of management services provided by Oryx Ventures.

         Our gross profit increased $209,000 or 86 % from a gross profit of $242,000 for the fiscal year ended February 28, 2003 to a gross profit of $451,000 for the year ended February 29, 2004. The increase in gross profit for the year ended February 29, 2004 was primarily attributed to a one-time fee in the amount of $200,000 received from IRISO for expanding IRISO's licensed territory from Japan to worldwide, and an increase in SurgX royalty revenue, offset by the absence of royalty recognition from the sale of our Intragene technology.

         General and administrative expenses decreased $172,000 or 18% from $961,000 for the fiscal year ended February 28, 2003 to $789,000 for the year ended February 29, 2004. The decrease in general and administrative expenses is attributed to an overall decrease in operating expenses, primarily in professional fees, investor relation expenses and facilities expenses, partially offset by an increase in corporate compensation. We expect operating expenses to remain at the same levels as our fourth quarter run rate as steps to reduce overall operating expense were completed during the later half of fiscal 2004.

         Research and development expenses decreased $164,000 or 78% from $209,000 for the fiscal year ended February 28, 2003 to $45,000 for the year ended February 29, 2004. This decrease is primarily attributed to the absence of salaries associated with development activities related to performance improvements for our SurgX liquid technology, which were terminated in February 2003, and to a decrease in expenses related to patent activities. We anticipate that research and development expenditures in future periods will be at approximately the same level as fiscal 2004 for the foreseeable future, primarily representing expenses related to patent activities.

         For the fiscal year ended February 29, 2004 we recorded net interest income of $3,000. This compares to $10,000 of net interest income for the fiscal year ended February 28, 2003. The decrease is mainly attributable to lower balances of cash and cash equivalents and lower effective interest rates on investments. We anticipate less interest income in the future since cash and cash equivalent balance and interest rates have decreased from the prior year.

         Investment loss from Oryx Ventures' activities consists primarily of recognition of losses relating to our percentage ownership share of S2 Technologies. From our original investment in August 2000 through our participation in the S2 Technologies Series B Financing in October 2001, we recognized approximately 71% of S2 Technologies' losses, which reflected our percentage of total capital invested in this company, in lieu of our percentage equity ownership. Subsequent to the S2 Technologies Series B Preferred financing in October 2001, due to the addition of several new investors, we recognized 35% of S2 Technologies' losses that reflects our equity ownership in S2 Technologies. Since then, due to several subsequent additional investments in S2 Technologies, our percentage ownership in S2 Technologies has fluctuated and was 40.0% at February 29, 2004. Investment loss from Oryx Ventures activities were $554,000 for the fiscal year ended February 29, 2004, compared to $787,000 for the fiscal year ended February 28, 2003. The decrease in investment loss during fiscal year 2004 was due to lower losses recorded by S2 Technologies and to a $129,000 payment received during this fiscal year from NetConversion as repayment of principal plus interest of a bridge loan that we provided them in June 2000, which we fully reserved in November 2000. At February 29, 2004 the carrying value of our S2 Technologies investment was $717,000.

         In accordance with paragraph 40 of SFAS No. 142 "Goodwill and Other Intangible Assets", we have evaluated the carrying value of our ownership interest in S2 Technologies for possible impairment. As a result of S2
Technologies not meeting certain milestones established in fiscal 2003, we recorded an impairment loss of $412,000 for the year ending February 28, 2003. The method to determine the goodwill impairment loss was based upon Oryx's prorata share of S2 Technologies' net realizable value, which consist primarily of net available cash at February 28, 2003. While S2 Technologies is behind in achievement of its financial plan objectives and milestones, we believe with the recent receipt of initial orders with several large multinational companies, coupled with its recent February 2004 financing round, S2 Technologies should be able to successfully develop its business. However, if S2 Technologies cannot convert these initial orders into higher levels of sales or cannot obtain needed financing or such financing is dilutive to our equity ownership interest in S2 Technologies, our investment balance of $717,000 as of February 29, 2004 may be subject to additional impairment charges.

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

         We recorded $20,000 as other income during the fiscal year ended February 29, 2004, consisting of a credit given by IRISO to reduce liabilities previously recorded. This compares to $37,000 as other income during the fiscal year ended February 28, 2003 primarily related to equipment rental income from Cooper Bussmann.

         We believe our operating losses will continue through fiscal 2005, as the anticipated royalty revenue from our SurgX and management fees generated from Oryx Ventures will not be sufficient to cover expected expenses for fiscal 2005.

Segment Results

         SURGX CORPORATION

                                                   February 29      February 28
         (dollars in thousands)                        2004            2003
         ----------------------------------------------------------------------

         Revenues                                      $ 475          $ 148
         Cost of sales                                     0              0
                                                       -----          -----
         Gross Profit                                    475            148

         Operating Expenses                               45            209
                                                       -----          -----
         Operating Gain (Loss)                         $ 430          ($ 61)
                                                       =====          =====


         Revenues, consisting of SurgX royalty from IRISO and Cooper Electronics Technologies, were $475,000 for the fiscal year ended February 29, 2004 compared to $148,000 for the fiscal year ended February 28, 2003. The increase in revenue was primarily attributed to a one-time $200,000 payment in connection with expanding IRISO's licensed territory from Japan to worldwide, and an increase in SurgX royalty revenue due to increase in units sold by our licensees. Our licensee Cooper Electronics Technologies began to pay us royalties during this fiscal year based on a percentage of their gross profits in sales of products incorporating our SurgX technology.

         Future SurgX royalties will be based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees, and we have no view of what level of revenue will be achieved in the future, if any at all, or that increases in sales will result in higher royalty income for us.

         Operating expenses decreased $164,000 or 78%, from $209,000 for the fiscal year ended February 28, 2003 to $45,000 for the year ended February 29, 2004. This decrease is primarily attributed to the absence of salaries associated with development activities related to performance improvements for our SurgX liquid technology, which were terminated in February 2003, and to a decrease in expenses related to patent activities. Anticipated operating expenses in the near future will continue to be primarily legal expenses related to patent activities.

         ORYX VENTURES, LLC

                                                    February 29     February 28
         (dollars in thousands)                        2004            2003
         ----------------------------------------------------------------------

         Revenues                                      $  35          $ 134
         Cost of sales                                    59            146
                                                       -----          -----
           Gross Profit                                  (24)           (12)

         Operating Expenses                                2             20
                                                       -----          -----
         Operating Loss                                ($ 26)         ($ 32)
                                                       =====          =====


         Revenues consist of management and consulting fees provided to third party companies in which Oryx Ventures does not have an equity investment and to S2 Technologies, Inc. Revenues for fiscal 2004 decreased $99,000 or 74% to $35,000 for the year ended February 29, 2004 from $134,000 for the year ended
February 28, 2003. This decrease is primarily related to the absence of consulting fees provided to third party companies in which Oryx Ventures does not have an equity investment and reductions in the scope of services provided to S2 Technologies. We expect revenue to be at the same level in fiscal 2005, since we are not actively pursuing new opportunities to charge fees for management services to other companies through Oryx Ventures.

         Cost of sales is directly related to the allocated salaries associated with generating revenues. Gross profit reduction is related to an increase in cost of sales in relation to the fixed management fees charged to S2 Technologies.

         Operating expenses are primarily related to salaries and travel expenses associated with providing management services to our portfolio companies where we receive equity in lieu of cash remuneration. Operating expenses decreased $18,000 or 90%, from $20,000 for the fiscal year ended February 28, 2003 to $2,000 for the year ended February 29, 2004. The decrease in operating expenses is primarily attributed to the absence of salaries allocated to Oryx Ventures, as a result of discontinuance of investment activities. We anticipate the same level of operating expenses during fiscal 2005.

         CORPORATE

                                                     February 29     February 28
         (dollars in thousands)                         2004            2003
         -----------------------------------------------------------------------

         Revenues                                       $   0           $ 106
         Cost of sales                                      0               0
                                                        -----           -----
           Gross Profit                                     0             106

         Operating Expenses                               787             941
                                                        -----           -----
         Operating Loss                                 ($787)          ($835)
                                                        =====           =====


         Revenue in the corporate business segment during fiscal 2003 consisted of royalty from our Intragene technology, of which $70,000 out of the $106,000 recorded as revenue for the fiscal year ended February 28, 2003 represented a one-time royalty payment for the sale of the Intragene technology. The corporate business segment did not have any revenue in fiscal 2004.

         The decrease in operating expenses from corporate operations of $154,000 or 16% from $941,000 for the fiscal year ended February 28, 2003 to $787,000 for the fiscal year ended February 29, 2004 relates to an overall reduction in operating expenses primarily in investor relation expenses, directors and officers insurance expense, corporate compensation due to reduced allocation of salary expense charged to Oryx Ventures as salaries, partially offset by the absence of $47,000 reimbursement of legal cost recorded in the fiscal year ended February 28, 2003. We expect the operating expenses to stay at the same level in near future periods.

         Liquidity and Capital Resources

         Our working capital increased $4,000, or 1%, from a surplus of $323,000 at February 28, 2003, to a surplus of $327,000 at February 29, 2004, primarily attributed to cash used for investments by Oryx Ventures and a net loss from operations during fiscal 2003. Our ratio of current assets to current liabilities was 2.2:1 at February 29, 2004 and 3.5:1 at February 28, 2003.

         Net cash used in operations was $246,000 and $724,000 for the years ended February 29, 2004 and February 28, 2003, respectively. This represents a decrease of $478,000 or 66%. Cash used in operations consisted primarily of operating losses adjusted for non-cash related items, which includes loss on investments, impairment and depreciation. During fiscal 2003, the decrease in net cash used in operations was primarily attributed to higher SurgX royalty revenue, a decrease in operating expenses and an increase in accrued liabilities, primarily related to higher compensation accruals.

         Net cash used in investing activities was $1,096,000 for the fiscal year ended February 29, 2004 compared to net cash used in investing activities of $946,000 for fiscal 2003. The net cash used in investing activities for the fiscal year ended February 29, 2004 and February 28, 2003 consisted primarily of investments by Oryx Ventures of $1,225,000 and $938,000, respectively, in S2 Technologies' Preferred Stock. During fiscal 2004, we recorded a $129,000 payment from NetConversion as repayment in full of a bridge loan that we provided in June 2000. We do not expect to have any material capital expenditures for the year ended February 28, 2005.

         Net cash provided by financing activities was $1,525,000 for the fiscal year ended February 29, 2004. This compares to $2,000 net cash used in financing activities for the fiscal year ended February 28, 2003. Net cash provided by financing activities for the fiscal year ended February 29, 2004 was attributed to approximately $1,525,000 in proceeds from private placements of our common stock in July 2003 and January 2004. On July 28, 2003 and January 29, 2004, Oryx completed private placements of 625,000 and 390,000 shares of its common stock at a purchase price of $1.00 and $3.00 per share, resulting in aggregate proceeds to Oryx Technology Corp. of $625,000 and $900,000, respectively. The investors also received warrants to purchase 156,250 and 90,000 additional shares of Oryx common stock at an exercise price of $3.00 and $6.00 per share, respectively. The common stock and warrants sold in this private placement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or an exemption from registration requirements.

         We do not believe we have sufficient capital to meet our anticipated working capital requirements through fiscal year 2005. In the event we fail to meet our fiscal year 2005 operating plan, we may have to obtain additional funding by raising additional equity or taking other steps. If we require additional funding, there can be no assurance that such funding can be effected in time to meet our needs, if at all, or that any such transaction will be on terms acceptable to us or in the interest of our stockholders. During fiscal year 2003, we were not in compliance with Nasdaq's minimum stockholders' equity requirement to maintain our listing on The NASDAQ SmallCap Market and on January 10, 2003 our stock was delisted from The NASDAQ SmallCap Market and now trades on the OTC Bulletin Board. Delisting of our common stock will make it more difficult for use to raise funds by issuing stock. As a result of these circumstances, our independent registered public accounting firm's report on our consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about Oryx's ability to continue as a going concern.

         Recent accounting pronouncements

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2004. The Company expects that the adoption of FIN46 will likely have an impact on its investment in S2 Technologies.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

Item 8A  Controls and Procedures.

         Our management evaluated, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer, who is also our Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms.

         There were no significant changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by his Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The names and ages of our directors and executive officers as of February 29, 2004 are as follows:

Name                         Position                                        Age
----                         --------                                        ---
Philip J. Micciche           President, CEO and Director                     70
Andrew Intrater              Secretary, Treasurer and Director               42
Dr. John H. Abeles           Director                                        59
Jay M. Haft                  Director                                        68


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

         ANDREW INTRATER has been a director, Secretary and Treasurer of Oryx since its organization in July 1993. He was employed in various executive capacities with Oryx from July 1993 until March 1998, when he resigned following the sale of Oryx' majority ownership position in Oryx Instruments & Materials Corporation, since renamed Oryx Instruments Corporation. Mr. Intrater is currently the Chairman of the Board of Oryx Instruments Corporation. Mr. Intrater previously held various executive positions with ATI, the predecessor corporation to Oryx and served as President of ATI and was a director since 1983. Mr. Intrater received his B.S. in Chemical Engineering from Rutgers University and completed graduate studies in Materials Science at Columbia University.

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

         JAY M. HAFT has been a director of Oryx since February 1995. He is a strategic and financial consultant for growth stage companies. He is active in international corporate finance, mergers and acquisitions, and in the representation of emerging growth companies. Mr. Haft has been Managing General

Partner of GenAm "1" Venture Fund, an international venture capital fund and a director of numerous public and private corporations, including Robotic Vision Systems, Inc. (RVSI), Encore Medical Corporation, DUSA Pharmaceuticals, Inc. He is of counsel to Reed Smith LLP in New York and previously a senior partner of Parker Duryee Rosoff & Haft in New York. He is a former member of the Florida
Commission of Government Accountability to the People and a former National Trustee and Treasurer of the Miami City Ballet, and is currently a director of Florida International University and a member of the Advisory Board of the Wolfsonian Museum and the FIU Law School. Mr. Haft graduated Phi Beta Kappa from Yale University in 1956 and obtained his law degree from Yale Law School in 1959.

         All directors are elected annually by our stockholders and serve until their respective successors are duly elected and qualified. There is no family relationship between any director or executive officer of Oryx.

Board Committees and Meetings
-----------------------------

Board of Directors
------------------

         During the fiscal year ending February 29, 2004, there were 3 meetings of the board of directors. Each board member attended 100% of the aggregate of the meetings of our board of directors and the meetings of all committees of the board of directors on which he served, except for Andrew Intrater and John Abeles, who each attended 67% of such meetings.

Compensation Committee
----------------------

         The compensation committee was established on March 28, 1995. The members of the compensation committee are Dr. John H. Abeles and Jay M. Haft, none of whom is an employee of Oryx. The compensation committee makes recommendations with respect to compensation of senior officers and granting of stock options and stock awards. The compensation committee met once during the fiscal year ended February 29, 2004.

Audit Committee
---------------

         The audit committee was established on March 28, 1995. The audit committee is composed of three members and operates under a written charter adopted by the board of directors. The responsibilities of the audit committee are contained in the Audit Committee Charter. The audit committee during fiscal year 2004 consisted of Andrew Intrater, John Abeles and Doug McBurnie. Mr. McBurnie resigned from the board of directors effective May 16, 2003. Currently, the audit committee consists of Andrew Intrater and John Abeles and there is one vacancy. Mr. Abeles is "independent," as defined by Oryx policy and the National Association of Securities Dealers, Inc. listing standards. The board has determined to appoint one director to the audit committee who is not "independent" as defined by Oryx policy and the applicable listing standards. Andrew Intrater serves as the Secretary and Treasurer of Oryx and, therefore, is not independent. The board of directors has determined to appoint Mr. Intrater as an audit committee member because of his specific business experience relative to Oryx's business. The board has further determined that Mr. Intrater's position with Oryx will not interfere with his providing impartial advice to the audit committee and that Mr. Intrater's service on the audit committee is in the best interests of Oryx and its stockholders. The board has also determined that there is no audit committee financial expert serving on the audit committee. Although the current members of the audit committee do not meet all of the criteria of a financial expert under SEC rules, the board of directors believes that the current members of the audit committee possess sufficient financial knowledge and experience relative to the financial complexity of Oryx's financial statements to adequately carry out their duties under the audit committee charter. The audit committee met once every quarter during fiscal year ended February 29, 2004.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

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

         To our knowledge, based solely on a review of the copies of such reports and amendments thereto furnished to us and written representations from the reporting persons that no other reports were required during the fiscal year ended February 29, 2004, we believe that all Section 16(a) filing requirements applicable to the officers, directors and greater than 10% beneficial owners of Oryx were complied with during the fiscal year ended February 29, 2004.

Code of Ethics
--------------

We have adopted a code of personal and business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of personal and business conduct and ethics is filed as an exhibit to this Annual Report on Form 10-KSB.


Item 10. Executive Compensation.

Cash Compensation
-----------------

         The following table sets forth the total compensation earned by the Chief Executive Officer and the other executive officers of Oryx whose total salary and compensation exceeded $100,000 for services rendered in all capacities for the years ended February 29, 2004, February 28, 2003 and February 28, 2002.

                                                   Summary Compensation Table
Name and                      Fiscal                                                Other Annual             All Other
Principal Position            Year            Salary        Bonus                   Compensation             Compensation
------------------            ----            ------        ---------------         ------------             ----------------
Philip Micciche,              2004            $120,000      $       --              $     7,862  (1)         $      --
President & Chief             2003            $186,670      $       --              $     7,515  (1)         $      --
Executive Officer             2002            $176,000      $       --              $     7,142  (1)         $      --


Mitchel Underseth             2004            $    --       $       --              $        --              $   36,000 (3)
Chief Financial               2003            $154,808      $       --              $        --              $   22,900 (2)
Officer                       2002            $ 90,500      $       --              $        --              $      --

         (1) All other compensation consists of vehicle allowance provide to Mr. Micciche.

         (2) Severance payment to Mr. Underseth at termination of his employment with Oryx.

         (3) Consultant fees payment to Mr. Underseth.

         The following table sets forth as to the Chief Executive Officer and each of the executive officers named under the Summary Compensation Table, certain information with respect to options to purchase shares of common stock of Oryx as of and for the year ended February 29, 2004. We did not grant any options to officers for the fiscal year ended February 29, 2004.

                   Year and Fiscal Year-End Option SAR/Values

                                                                         Number of              Value of unexercised
                                                                         unexercised            in-the-money
                                                                         Options/SARS at        Options/SARS
                             Shares Acquired                             FY-end (#)              at FY-end ($)
                             on                  Value                   exercisable/           exercisable/
Name                         Exercise (#)        Realized ($)            unexercisable          unexercisable(1)
---------------------------- ------------------- ----------------------- ---------------------- ------------------------
Philip Micciche                      --                   --              88,003 / 0            0/0
Andrew Intrater                      --                   --              42,190/  2,000        0/0

------------------------------------------------------------------------------------------------------------------------
(1) Calculated on the basis of the closing price of $6.00 per share on February 29, 2004 minus the exercise price.

Employment Agreements
---------------------

         We entered into an employment agreement dated as of April 2002, as amended February 29, 2004, with Philip Micciche, Chief Executive Officer, terminable by either party, providing for annual compensation of $200,004 to Mr. Micciche from March 1, 2002 through February 28, 2005. Bonuses or incentive compensation and additional stock option grants may be paid or granted to Mr. Micciche at the sole discretion of the board of directors. In the event Mr. Micciche is terminated by us without cause, he will receive all compensation and benefits for the remaining term of the employment agreement. Mr. Micciche agreed to defer $6,667 of salary per month starting January 1, 2003. The total amount of salary deferred is payable only if and when Oryx is profitable for two consecutive quarters on or prior to December 30, 2007. This deferral period will end February 28, 2005 or sooner if directed by our Board of Directors.

         Pursuant to the Amended and Restated Operating Agreement for Oryx Ventures, LLC, Philip Micciche, Mitchel Underseth and Luis Borge are entitled to receive an aggregate of 20%, of any distributions made by Oryx Ventures from its equity holdings of S2 Technologies, excluding shares of Series C Preferred Stock.

         We currently offer basic health and major medical insurance to our employees. We have adopted a non-contributory 401(k) plan for our employees who wish to participate on a voluntary basis, but no retirement, pension or similar program has been adopted by us.

Remuneration of Non-Employee Directors
--------------------------------------

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

Description of Incentive and Nonqualified Stock Option Plan
-----------------------------------------------------------

         On March 3, 1993, we adopted an incentive and nonqualified stock option plan, or the plan, pursuant to which, 362,500 shares of common stock have been reserved for issuance to officers, directors, employees and consultants of Oryx upon exercise of options granted under the plan. The plan terminated on March 3, 2003 and no additional options will be granted under this plan. The primary purpose of the plan was to attract and retain capable executives, employees, directors, advisory board members and other consultants by offering such individuals a greater personal interest in our business by encouraging stock ownership. Options granted under the plan may be designated as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 or nonstatutory options. The plan was administered by a compensation committee of the Board of Directors consisting of outside members of the board of directors which will determine, among other things, the persons to be granted options, the number of shares subject to each option and the option price. The exercise price of any incentive stock option granted under the plan must be equal to the fair market value of the shares on the date of grant, and with respect to persons owning more than 10% of the outstanding common stock, the exercise price may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. The exercise price of nonstatutory stock options may not be less than 85% of the fair market value of the shares underlying such options, and the term of such nonqualified options may not extend beyond ten years and one week. No incentive stock option may be exercisable more than ten years after the date of grant, except for optionees who own more than 10% of the our common stock, in which case the option may not have a term greater than five years. The compensation committee has the power to impose additional limitations, conditions and restrictions in connection with the grant of any option.

         There are issued and outstanding options to purchase an aggregate of 198,151 shares of common stock pursuant to the plan. The following officers and key employees of Oryx have previously been granted options under the plan at the weighted-average exercise prices described below as of April 30, 2004.

                                 Number                        Average Exercise
Name                             of Shares                     Price
----------------------------     -------------------------     -----------------
Philip Micciche                  88,003                        $        14.491
Andrew Intrater                  44,190                        $        14.949

Directors' Non-Qualified Stock Option Plans
-------------------------------------------

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

Subsidiary Stock Plans
----------------------

         In November 1995, our subsidiary, SurgX Corporation, adopted a stock option plan under which the board of directors of SurgX granted options to management to purchase Class B common shares in the subsidiary at the fair market value of such shares as determined by the SurgX board of directors. Class B common shares authorized for issuance in SurgX are identical to the 10,000,000 shares of Class A common shares owned by us, except that the Class A common shares possess a liquidation preference. 1.5 million shares of SurgX Class B common shares are available for issuance under this stock plan. Such options are not transferable except in the event of a public offering of the subsidiary's stock, and may be re-purchased by us at our option. Grants under the plan are for amounts, vesting periods and option terms established by the SurgX board of directors. As of April 30, 2004, there were no outstanding SurgX stock options.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth information regarding the beneficial ownership of the our common stock as of April 30, 2004

         o by each person who is known to us to be the owner of more than 5% of our common stock;

         o        by each of our directors;

         o        by each of our executive officers; and

         o        by all directors and executive officers of Oryx as a group.

         As of April 30, 2004, there were issued and outstanding 2,821,335 shares of our common stock.

                                                 Number of Shares
Name and Address of Beneficial Owner             of Common Stock              Percent of Class
--------------------------------------------     ---------------              ----------------
Philip Micciche                                      88,003        (1)             3.0%
4340 Almaden Expwy., Ste 220
San Jose, CA 95118

Andrew Intrater                                      68,874        (2)             2.4%
47341 Bayside Parkway
Fremont, CA  94538

Dr. John Abeles                                     108,933        (3)             3.8%
2365 Northwest 41st Street
Boca Raton, FL 33431

Jay M. Haft                                          18,265        (4)              *
1001 Brickell Bay Drive, 9th Floor
Miami, Florida  33131


VMR High Octane Fund                                144,306        (5)             5.1%
c/o Meespeirson Fund Services
19-20 North Quay
Douglas, Isle of Man 1M991M

Columbus Nova Investments AVV                       493,200        (6)            16.9%
c/o Columbus Nova Partners LLC
590 Madison Avenue, 38th Floor
New York, NY 10022

Sigma International II L.P.                         250,000        (7)             8.7%
Rosemount
Ballakilpheric, Colby
Isle of Man  IM9  4BS


W. James Tozer, Jr.                                 346,120        (8)            16.3%
1112 Park Avenue
New York, NY 10128

All officers and directors                           284,075       (9)             9.5%
as a group (4 persons)

         *        Represents less than 1% of the outstanding shares

         (1) Represents shares subject to stock options exercisable as of April 30, 2004 or within 60 days thereafter.

         (2) Includes 26,684 shares of common stock held by Mr. Intrater. Also includes 42,190 shares subject to stock options exercisable as of April 30, 2004 or within 60 days thereafter. Also see note 6.

         (3) Includes 75,942 shares of common stock held by Northlea Partners Ltd. of which Dr. Abeles is the General Partner. Also includes 4,713 shares of common stock issuable upon exercise of warrants held by Northlea Partners. Includes 12,278 shares of common stock issuable upon exercise of certain private placement warrants, held by Northlea Partners. Also includes 16,000 shares subject to stock options exercisable as of April 30, 2004 or within 60 days thereafter.

         (4) Includes 16,000 shares subject to stock options exercisable as of April 30, 2004 or within 60 days thereafter. Also includes 2,265 shares of common stock issuable upon conversion of warrants. Also see note 6.

         (5) Includes 11,393 shares of common stock issuable upon exercise of certain private placement warrants.

         (6) Includes 292,000 shares of common stock held by Columbus Nova Investments AVV. Includes 103,896 shares of common stock held by Crenshaw Investments for benefit of Columbus Nova Investments AVV. Includes 73,000 shares of common stock issuable upon exercise of certain private placement warrants. Includes 24,304 shares of common stock issuable upon exercise of certain private placement warrants held by Crenshaw Investments for benefit of Columbus Nova Investments AVV. Andrew Intrater and Jay M. Haft are also directors of Columbus Nova Investments AVV.

         (7) Includes 50,000 shares of common stock issuable upon exercise of certain private placement warrants.

         (8) Includes 394,870 shares of common stock held by Mr. Tozer. Also includes 76,250 shares of common stock issuable upon exercise of certain private placement warrants.

         (9) Includes an aggregate of 181,449 shares issuable upon exercise of warrants and stock options, included pursuant to notes (1)-(4).

         The following table summarizes compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of February 29, 2004:

                                         EQUITY COMPENSATION PLAN INFORMATION


                                                                                                 Number of securities
                                                   Number of                                     remaining available
                                                securities to be       Weighted-average          for future issuance
                                                  issued upon           exercise price              under equity
                                                  exercise of           of outstanding           compensation plans
                                                  outstanding              options,             (excluding securities
                                               options, warrants           warrants                 reflected in
                                                   and rights             and rights                  column (a))
                                                       (a)                    (b)                         (c)
                                                -------------------     ------------------     ------------------------
Equity compensation plans approved by               219,151                 $ 15.17                    119,977
  security holders
Equity compensation plans not approved by            50,000                 $  4.89                        --
  security holders (1)
Total:                                              269,151                 $ 13.26                    91,289

         (1) Warrants issued to Newport Capital Consultants in July 2001 with a weighted-average exercise price of $4.89 per share, issued in connection with a marketing agreement for investor relation services. As of February 29, 2004, these warrants have not been exercised.

Item 12.          Certain Relationships and Related Transactions.

         Oryx paid legal costs incurred by Philip Micciche, its Chief Executive Officer, and Mitchel Underseth, its former Chief Financial Officer, in connection with Comdisco, Inc. v. Micciche, Underseth, et al filed in Santa Clara County Superior Court, in which Messrs. Micciche and Underseth were named, individually, as defendants. At our request, Messrs. Micciche and Underseth were named as advisors to DAS Devices, Inc. prior to its acquisition by Applied Magnetics in order to attempt to maximize our equity investment in DAS Devices. Messrs. Micciche and Underseth were named as defendants in a lawsuit brought by Comdisco, Inc. in connection with alleged defaults under a leasing agreement between Comdisco and DAS Devices. We paid an aggregate of $68,020 in legal expenses in connection with this matter. However, we received $47,000 from our insurance carrier, as reimbursement of our legal expenses related to this matter.

         Through Oryx Ventures, we invested a total of $3,767,500 in Preferred Stock of S2 Technologies from July 2000 through February 2004. Mark Underseth, Chief Executive Officer of S2 Technologies is the brother of Mitchel Underseth, our former Chief Financial Officer. While acting as Chief Financial Officer of Oryx, Mitchel Underseth did not participate in Oryx's due diligence or negotiation with respect to Oryx's investments in S2 Technologies and abstained from voting or discussion when the Oryx Board of Directors considered this matter. Mitchel Underseth is currently Chief Financial Officer for S2 Technologies. Mitchel Underseth has continued providing services to us as a consultant.

         In addition, Mr. Micciche provides certain management services to S2 Technologies in exchange for cash and warrants to purchase common stock in S2 Technologies. S2 Technologies issued warrants to Oryx Technology to purchase 700,000 shares of S2 Technologies common stock for $0.001 per share, which have been fully exercised as of February 29, 2004. We have recorded $35,000 of revenue during fiscal 2004 related to the cash portion of the services provided, but has not recorded any amounts related to the warrants, as the recoverability of the amount is not considered probable for revenue recognition purpose.

Item 13.          Exhibits and Reports on Form 8-K.

         (a)      Financial Statements and Schedules

         The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

         (b)      Reports on Form 8-K

         We filed two reports on Form 8-K with the Commission during the fiscal quarter ended February 29, 2004. On February 4, 2004, we filed a report on Form 8-K to report the completion of a private placement resulting in a cash proceeds to Oryx of $900,000. On February 6, 2004, we filed a report on Form 8-K to report an additional equity investment of $900,000 in S2 Technologies, Inc.

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

10.66             S2  Technologies,  Inc.  Series  B  Preferred  Stock  Purchase
                  Agreement   dated   October   18,   2001  by  and  between  S2
                  Technologies,  Inc., the  Registrant and the other  Purchasers named therein (22)
10.67             Employment  Agreement  dated as of  February  28,  2003 by and between the Registrant and Philip J. Micciche (23)
10.68             Amended and Restated  Operating  Agreement for Oryx  Ventures,
                  LLC dated as of February 28, 2003 (23)
10.69             Amendment  No. 2 to S2  Technologies,  Inc.  Series  Preferred
                  Stock Purchase Agreement dated January 15, 2003 (24)
10.70             Amendment No. 3 to S2  Technologies,  Inc.  Series B Preferred
                  Stock Purchase Agreement dated March 18, 2003 (24)
10.71             Termination   and  Purchase   Agreement  by  and  between  the
                  Registrant  and  Oryx  Advanced  Materials,  Inc.  dated as of
                  November 11, 2003 (25)
10.72             Termination  of  Employment   Agreement  by  and  between  the
                  Registrant and Mitchel Underseth dated as of November 27, 2003
                  (25)
10.73             Amendment to Employment  Agreement  dated December 23, 2003 by and between the Registrant and Philip J. Micciche (26)
10.74             Supplemental  Agreement for Amendment of Intellectual Property
                  Rights License  Agreement by and between SurgX Corporation and
                  IRISO Electronics Company dated as of April 1, 2003 (27)
10.75             S2  Technologies,  Inc.  Series  B  Preferred  Stock  Purchase
                  Agreement  dated May 6, 2003 by and  between S2  Technologies,
                  Inc., the Registrant  and the other  Purchasers  named therein
                  (27)
10.76             Common  Stock and Warrant  Purchase  Agreement  dated July 28,
                  2003 (28)
10.77             Common Stock and Warrant Purchase  Agreement dated January 29,
                  2004*
10.78             S2  Technologies,  Inc.  Series  C  Preferred  Stock  Purchase
                  Agreement   dated   February   3,  2004  by  and   between  S2
                  Technologies,  Inc., the  Registrant and the other  Purchasers named therein*
10.79             Amendment to Employment  Agreement  dated February 29, 2004 by and between the Registrant and Philip J. Micciche*
14.1              Code of Personal and Business Conduct and Ethics*
21                Subsidiaries of the Registrant (5)
23.1              Consent of Independent Registered Public Accounting Firm*
31.1              Rule 13a-14(b)15d-14(a) Certification. *
32.1              Section 1350 Certification.*


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

(26) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2003.

(27) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended May 31, 2003.

(28) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended August 31, 2003.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees. The aggregate fees billed to us for the years ended February 29, 2004 and February 28, 2003 for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB were $91,000 and $62,000, respectively.

(2) Audit-Related Fees. There were no fees billed to us for the years ended February 29, 2004 and February 28, 2003 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item (1) above.

(3) Tax Fees. The aggregate fees billed to us for the years ended February 29, 2004 and February 28, 2003 for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning were $0 and $15,000 respectively.

(4) All Other Fees. There were no other fees billed to us for the years ended February 29, 2004 and February 28, 2003 for products and services provided by our principal accountant, other than the services reported in Items (1) through
(3) above.

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

(6) All of the hours expended on our principal accountant's engagement to audit our financial statements for the fiscal year ended February 29, 2004 were attributed to work performed by our principal accountant's full time, permanent employees.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 28th day of May 2003.

                                  ORYX TECHNOLOGY CORP.


                                  By:      /s/ Philip J. Micciche
                                           -------------------------------------
                                           Philip J. Micciche,
                                           President, Chief Executive Officer
                                           and Chief Financial Officer

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant, and in the capacities and on the dates indicated.

Signature                   Title                                   Date
---------                   -----                                   ----


/s/ Philip J. Micciche      President, Chief Executive Officer,     May 28, 2004
----------------------      Chief Financial Officer and Director
Philip J. Micciche          (Principal Executive Officer,
                            Principal Financial Officer and
                            Principal Accounting Officer)


/s/ Andrew Intrater         Secretary, Treasurer                    May 28, 2004
-------------------         and Director
Andrew Intrater

/s/ John H. Abeles          Director                                May 28, 2004
------------------
John H. Abeles

/s/ Jay M. Haft             Director                                May 28, 2004
---------------
Jay M. Haft

Oryx Technology Corp.
Index to Consolidated Financial Statements
February 29, 2004 and February 28, 2003
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm..................    F-2

Consolidated Balance Sheets at February 29, 2004
      and February 28, 2003..............................................    F-3

Consolidated Statements of Operations for the
      years ended February 29, 2004 and February 28, 2003 ...............    F-4

Consolidated Statement of Stockholders' Equity for the
      years ended February 29, 2004 and February 28, 2003................    F-5

Consolidated Statements of Cash Flows for the
      years ended February 29, 2004 and February 28, 2003................    F-6

Notes to Consolidated Financial Statements...............................    F-7

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Oryx Technology Corp.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Oryx Technology Corp. and its subsidiaries at February 29, 2004 and February 28, 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP


San Jose, California
May 28, 2004

Oryx Technology Corp.
Consolidated Balance Sheets
------------------------------------------------------------------------------------------------------------------------------------

              Assets                                                                           February 29,            February 28,
                                                                                                   2004                    2003
                                                                                               ------------            ------------
Current assets:
  Cash and cash equivalents                                                                    $    564,000            $    381,000
  Accounts receivable, net of allowance for doubtful
    accounts of $34,000                                                                               5,000                   5,000
  Other current assets                                                                               37,000                  66,000
                                                                                               ------------            ------------
    Total current assets                                                                            606,000                 452,000

Property and equipment, net                                                                           3,000                   8,000
Investments                                                                                         717,000                 200,000
                                                                                               ------------            ------------
                                                                                               $  1,326,000            $    660,000
                                                                                               ============            ============


              Liabilities, Mandatorily Redeemable Convertible
                  Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable                                                                             $     15,000            $     12,000
  Accrued liabilities                                                                               264,000                 117,000
                                                                                               ------------            ------------
    Total current liabilities                                                                       279,000                 129,000
                                                                                               ------------            ------------

Commitments and Contingencies (Note 9)

Series A 2% mandatorily convertible redeemable Preferred Stock
    $0.001 par value; 3,000,000 shares authorized;
    750 shares issued and outstanding                                                                18,000                  18,000
                                                                                               ------------            ------------

Stockholders' equity:
Common Stock, $0.001 par value; 25,000,000 shares
    authorized; 2,821,335 and 1,836,335  issued and oustanding
    at February 29, 2004 and February 28, 2003, respectively                                          3,000                   2,000
Additional paid-in capital                                                                       27,806,000              26,282,000
Accumulated deficit                                                                             (26,780,000)            (25,771,000)
                                                                                               ------------            ------------
      Total stockholders' equity                                                                  1,029,000                 513,000
                                                                                               ------------            ------------
                                                                                               $  1,326,000            $    660,000
                                                                                               ============            ============

                             The accompanying notes are an integral part of these financial statements.

Oryx Technology Corp.
Consolidated Statements of Operations
--------------------------------------------------------------------------------
                                                      Year Ended     Year Ended
                                                     February 29,   February 28,
                                                         2004           2003
                                                     -----------    -----------
Revenue:
   Services                                          $      --      $    58,000
   Services to related parties                            35,000         76,000
   Other                                                 475,000        254,000
                                                     -----------    -----------
                                                         510,000        388,000
                                                     -----------    -----------

Cost of Sales:
   Services                                                 --           42,000
   Services to related parties                            59,000        104,000
   Other                                                    --             --
                                                     -----------    -----------
                                                          59,000        146,000
                                                     -----------    -----------

    Gross profit                                         451,000        242,000
                                                     -----------    -----------

Operating expenses:
   General and administrative                            789,000        961,000
   Research and development                               45,000        209,000
                                                     -----------    -----------
    Total operating expenses                             834,000      1,170,000
                                                     -----------    -----------


Loss from operations                                    (383,000)      (928,000)

Interest income                                            3,000         10,000
Loss on investments, net                                (554,000)      (787,000)
Goodwill impairment                                         --         (412,000)
Other income                                              20,000         37,000
                                                     -----------    -----------

Loss before income tax                                  (914,000)    (2,080,000)
Income tax expense                                       (95,000)          --
                                                     -----------    -----------
Net loss                                              (1,009,000)    (2,080,000)
Preferred stock dividends                                   --           (2,000)
                                                     -----------    -----------
    Net loss attributable to Common Stock            $(1,009,000)   $(2,082,000)
                                                     ===========    ===========

Basic and diluted net loss per common share          $     (0.45)   $     (1.14)
                                                     ===========    ===========

Weighted average common shares used to compute
        basic and diluted net loss per share           2,232,988      1,833,688
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

Oryx Technology Corp.
Consolidated Statement of Stockholder's Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Common Stock       Additional
                                                                  -----------------      Paid-In       Accumulated
                                                                 Shares     Amount       Capital          Deficit         Total
                                                                ------     ------       -------          -------         -----
Balance at February 28, 2002                                  1,832,834   $  2,000    $ 26,149,000    $(23,689,000)    $  2,462,000


Issuance of stock options in exchange for services                 --         --            62,000            --             62,000

Conversion of Preferred Stock to Common Stock                     3,501       --            71,000            --             71,000

Net Loss                                                           --         --              --        (2,080,000)      (2,080,000)

Preferred Stock dividend                                           --         --              --            (2,000)          (2,000)
                                                              ---------   --------    ------------    ------------     ------------
Balance at February 28, 2003                                  1,836,335      2,000      26,282,000     (25,771,000)         513,000


Issuance of Common Stock and warrants in private placement      985,000      1,000       1,524,000            --          1,525,000

Net Loss                                                           --         --              --        (1,009,000)      (1,009,000)
                                                              ---------   --------    ------------    ------------     ------------
Balance at February 29, 2004                                  2,821,335   $  3,000    $ 27,806,000    $(26,780,000)    $ (1,029,000)
                                                              =========   ========    ============    ============     ============

                                The accompanying notes are an integral part of these financial statements.

Oryx Technology Corp.
Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Year Ended           Year Ended
                                                                                                    February 29,        February 28,
                                                                                                       2004                 2003
                                                                                                    -----------         -----------
Cash flows from operating activities:
  Net loss                                                                                          $(1,009,000)        $(2,080,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on investments                                                                                 554,000             787,000
    Goodwill impairment                                                                                    --               412,000
    Depreciation and amortization                                                                         5,000               6,000
    Non-cash stock compensation                                                                            --                62,000
      Changes in assets and liabilities
        Accounts receivable                                                                              25,000              68,000
        Other current assets                                                                             29,000              98,000
        Accounts payable                                                                                  3,000               2,000
        Accrued liabilities                                                                             147,000             (79,000)
                                                                                                    -----------         -----------
            Net cash used in operations                                                                (246,000)           (724,000)
                                                                                                    -----------         -----------

Cash flows from investing activities:
  Capital expenditures                                                                                     --                (8,000)
  Collection of previously written off note receivable                                                  129,000                --
  Purchase of Investments                                                                            (1,225,000)           (938,000)
                                                                                                    -----------         -----------
            Net cash used in investing activities                                                    (1,096,000)           (946,000)
                                                                                                    -----------         -----------

Cash flows from financing activities:
  Proceeds from sale of Common Stock and warrants                                                     1,525,000                --
  Payment of dividends on Preferred Stock                                                                  --                (2,000)
                                                                                                    -----------         -----------
            Net cash provided by (used in)  financing activities                                      1,525,000              (2,000)
                                                                                                    -----------         -----------
Net increase (decrease) in cash and cash equivalents                                                    183,000          (1,672,000)
Cash and cash equivalents at beginning of period                                                        381,000           2,053,000
                                                                                                    -----------         -----------
Cash and cash equivalents at end of period                                                          $   564,000         $   381,000
                                                                                                    ===========         ===========

                                The accompanying notes are an integral part of these financial statements.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.       The Company

         During fiscal 2000, Oryx Technology Corp. ("Oryx" or the "Company"), a Delaware corporation, and its subsidiaries completed its strategic repositioning of the Company to a licensing entity. During fiscal 2001, the Company established a subsidiary, Oryx Ventures, LLC, to act as an investment and management services entity. At February 29, 2004, the Company was primarily involved in the business of licensing its proprietary SurgX technology and providing capital and management services to early stage development companies. The Company transferred the research and development of its SurgX electrostatic discharge protection technology and SurgX liquid manufacturing processes and know-how to its licensees. As of such date, the Company's primary activity associated with early stage companies was providing management services. Although the Company has made several investments in several early stage companies, it has neither the intention nor the resources to regularly buy and sell such investments. Thus, investing does not constitute a major part of the Company's ongoing operations and the activities of Oryx Ventures are now primarily limited to management services.

         Liquidity

         From inception through February 29, 2004, the Company has incurred substantial losses and negative cash flows from operations and, as of February 29, 2004, the Company had an accumulated deficit of $26,780,000. For the year ended February 29, 2004, the Company recorded a net loss of $1,009,000 and cash outflows from operating activities of $246,000.

         The Company believes it does not have sufficient capital to meet its anticipated working capital requirements through fiscal year 2005. In this event, the Company will need additional funding to be obtained by raising additional equity or taking other steps. If the Company requires additional equity, there can be no assurance that such transactions can be effected in time to meet its needs, if at all, or that any such transaction will be on terms acceptable to the Company or in the interest of its stockholders.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.


2.       Summary of Significant Accounting Policies

     Basis of presentation
         The Company's fiscal year ends on the last day of February. The year ended February 29, 2004 is referred to herein as fiscal 2004.

     Principles of consolidation
         The consolidated financial statements include the accounts of Oryx Technology Corporation and its majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Use of estimates
         The preparation of financials statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material and affect the result of operation reported in future periods.

     Cash and cash equivalents
         The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

     Concentration of credit risks
         The Company's customers are primarily the licensees of our proprietary SurgX technology and the Intragene technology, and the companies for which it provides management services. The Company maintains reserves for potential credit losses; historically, such losses have been minor. The Company's accounts receivable are principally derived from sales in the United States.

         All transactions are denominated in U.S. dollars. Significant customers who represented 10% or more of revenue for the respective periods were as follow:

                                                 Year Ended          Year Ended
                                                February 29,        February 28,
                                                    2004                2003
                                                    ----                ----
        Iriso Electronics, Co. LTD                   82%                 38%
        Cooper Electronics Technology                11%                  0%
        S2 Technologies, Inc                          7%                 20%
        Oryx Advanced Materials, Inc                  0%                 27%
        Cogency Software, Inc                         0%                 15%



         At February 29, 2004 and February 28, 2003, one customer accounted for 100% of accounts receivable.

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

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

lives of the assets. The Company periodically reviews the carrying value of property and equipment for impairment based upon estimated cash flows.

     Investments
         The investments in the Company's portfolio companies are accounted for by either the equity method or cost method, based upon voting interests and level of influence. See Note 4 for related investment activity. The Company periodically reviews the carrying value of investments for impairment based upon estimated cash flows and other information.

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

     Allowance for doubtful accounts
         The Company maintains an allowance for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company evaluates its allowance for doubtful accounts based on the aging of its accounts receivable, the financial condition of its customers and their payment history, its historical write-off experience and other assumptions.

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

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Net loss per share
         Basic and diluted earnings per share for the periods presented have been computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Due to the net losses incurred for the periods presented, all common stock equivalents (options, warrants and preferred stock) outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share in the periods presented. Anti-dilutive securities and common stock equivalents at February 29, 2004 which could be dilutive in future periods include common stock options to purchase 219,151 shares of common stock, warrants to purchase 404,679 shares of common stock, and 750 shares of Series A preferred stock which may be converted into 875 shares of common stock. Anti-dilutive securities and common stock equivalents at February 28, 2003 include common stock options to purchase 247,839 shares of common stock, warrants to purchase 148,954 shares of common stock, 750 shares of Series A preferred stock which may be converted into 875 shares of common stock and subsidiary stock options to purchase 14,000 shares in the Company's SurgX subsidiary, which could reduce the Company's share of profits in the calculation of earnings per share in future periods.

     Comprehensive Income
         Comprehensive income includes all changes in equity during a period from non-owner sources including unrealized gains and losses on available-for-sale securities. There is no difference between net loss attributable to common stock and comprehensive loss for all periods presented.

     Stock-based compensation
         The Company accounts for stock-based employee compensation arrangements using the intrinsic value method prescribed in APB 25 "Accounting for stock issued to employees" and related interpretations and, accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the stock option exercise price. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board Interpretation No. 28 ("FIN
28"). Under SFAS No. 123 and EITF 96-18, stock options awards issued to nonemployees are accounted for at their fair value using the Black-Scholes option pricing method. The fair value of each non employee stock option or award is remeasured at each period end until a commitment date is reached, which is generally the vesting date.

         Had compensation cost for all the Plans been determined based on the fair value of each stock option on its grant date, as prescribed in SFAS 123, the Company's net loss and net loss per share in fiscal 2004 and 2003 would have been as follows:

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                                Year Ended             Year Ended
                                                               February 29,           February 28,
                                                                  2004                    2003
                                                               -----------            -----------
Net loss reported                                              $(1,009,000)           $(2,082,000)

Stock-based employee compensation expense determined
   under fair value for all awards                                 (80,000)              (155,000)
                                                               -----------            -----------
Pro forma net loss                                             $(1,089,000)           $(2,237,000)
                                                               ===========            ===========

Reported net loss per share                                    $     (0.45)           $     (1.14)
                                                               ===========            ===========
Pro forma net loss per share                                   $     (0.49)           $     (1.22)
                                                               ===========            ===========


         During fiscal 2004 and 2003, there were no options granted.


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

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company believes that the adoption of this standard did not have material impact on the financial statements of the Company.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         Reclassification

         Certain reclassifications have been made to the fiscal 2003 amounts to conform to the 2004 presentations. These reclassifications did not change the previously reported net loss or the total assets of the Company.


3.       Details of Balance Sheet Components

                                                    February 29,    February 28,
                                                       2004              2003
                                                     ---------        ---------
Other current assets:
  Prepaid expenses                                   $  35,000        $  63,000
  Security deposit on facility                           1,000            1,000
  Other                                                  1,000            2,000
                                                     ---------        ---------
                                                     $  37,000        $  66,000
                                                     =========        =========

Property and equipment:
  Furniture and fixtures                             $  34,000        $  42,000
  Less:  Accumulated depreciation                      (31,000)         (34,000)
                                                     ---------        ---------
                                                     $   3,000        $   8,000
                                                     =========        =========

Accrued liabilities:
  Compensation                                       $ 142,000        $  28,000
  Professional fees                                     80,000           80,000
  Other                                                 42,000            9,000
                                                     ---------        ---------
                                                     $ 264,000        $ 117,000
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

         LOTS Technology ceased operations in calendar 2002 and has filed for bankruptcy. The Company wrote off its $500,000 investment in LOTS during the fourth quarter of fiscal 2001. The Company does not have any reasonable expectation of recovering its original investment in LOTS Technology.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         The Company provided a bridge loan of $100,000 to NetConversions that was convertible to equity at a discounted rate. The Company fully reserved its investment in Net Conversions as of November 30, 2000 due to industry conditions and financing issues. In February 2004, NetConversions repaid the bridge loan in full.

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

         S2 Technologies, Inc ("S2 Technologies") has developed a software platform that reduces the time and cost associated with integration and testing, resulting in shorter development cycles, lower research and development costs, and longer time-in-market. In August 2000 the Company purchased $500,000 of Series A Preferred Stock issued by S2 Technologies. In June 2001, the Company made a $250,000 bridge loan to S2 Technologies. In October 2001, the Company participated in S2 Technologies' second equity financing round with an investment of $1,105,000 in Series B Preferred Stock, which included conversion of the $250,000 bridge loan and an investment of $855,000 in new funds. In March 2002, the Company invested $938,000 in Series B Preferred Stock issued by S2 Technologies and exercised a warrant to acquire 466,666 shares of S2
Technologies' Common Stock at an exercise price of $0.001 per share. In May 2003, the Company made an investment of $200,000 in S2 Technologies Series B-1 Preferred Stock. In August 2003, the Company exercised a warrant to acquire 233,334 shares of S2 Technologies' Common Stock at an exercise price of $0.001 per share. On September 15, 2003, the Company made an additional investment of $125,000 in S2 Technologies Series B-1 Preferred Stock. On February 3, 2004, the Company invested $900,000 in Series C Preferred Stock issued by S2 Technologies.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

As a result of this investment, the Company had a voting ownership in S2 Technologies of approximately 40% as of February 29, 2004. The Company is also providing senior management advisory services to S2 Technologies in exchange for a cash fee.

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

         Given the limited capital resources of S2 Technologies at the time the Company made its original investment, the Company began recognizing losses based upon the its pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing in October 2001, the Company began recognizing losses on its investment in S2 Technologies based upon the Company's total equity ownership percentage in S2 Technologies. Holders of Series A Preferred Stock and B Preferred Stock have voting rights consistent with the voting rights of common stockholders and such voting rights are considered in the calculation of the Company's ownership in S2 Technologies. The investment loss with respect to the Company's investment in S2 Technologies consists of recognition of losses relating to the Company's percentage ownership share of S2 Technologies and impairment of the Company's investment in S2 Technologies. From the Company's original investment in August 2000 through its participation in the S2
Technologies Series B Financing in October 2001, the Company recognized approximately 71% of S2 Technologies' losses, which reflected the Company's percentage of total capital invested in S2 Technologies in lieu of its percentage equity ownership in this company. Subsequent to S2 Technologies' Series B Preferred financing in October 2001, due to the addition of several new investors in S2 Technologies, the Company recognized 35% of S2 Technologies' losses, reflecting its percentage equity ownership in S2 Technologies. Since then, due to several subsequent additional investments in S2 Technologies, the Company's percentage equity ownership in S2 Technologies has fluctuated and was 40.0% at February 29, 2004. The Company has recognized losses attributable to its ownership of S2 Technologies of $2,541,000 as of February 29, 2004 of which $683,000 and $787,000 are included in loss on investments in fiscal 2004 and 2003, respectively, and impairment losses of $412,000 as of February 28, 2003. At February 29, 2004, the carrying value of the Company's investment in S2 Technologies was $717,000.

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

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         Mark Underseth, Chief Executive Officer of S2 Technologies, is the brother of Mitchel Underseth, who was the Chief Financial Officer and a director of the Company until November 30, 2002. Mitchel Underseth did not participate in the Company due diligence or negotiations with respect to the Company's investments in S2 Technologies and abstained from voting or discussion when the Company's Board of Directors considered this matter. On December 1, 2002, Mitchel Underseth joined S2 Technologies as its Chief Financial Officer. Mitchel Underseth has continued providing services to the Company as a consultant and was paid $36,000 for year ended February 29, 2004. The Company recognized $35,000 and $76,000 in management service fees from S2 Technologies for the fiscal years ended February 29, 2004 and February 28, 2003, respectively.

         Summarized financial information for S2 Technologies is as follows:

                                              February 29,        February 28,
                                                  2004               2003
                                          -------------------------------------

Current assets                                $ 3,021,000       $   548,000
Non-current assets                                 33,000            49,000
Current liabilities                               440,000           168,000
Non-current liabilities                              --                --
Redeemable preferred stock                      7,932,000         4,083,000
Stockholders deficit                           (5,318,000)       (3,654,000)


                                              Year ended           Year ended
                                          February 29, 2004    February 28, 2003
                                          -------------------------------------
Net sales                                        185,000             31,000
Loss from continuing operations               (1,680,000)        (1,973,000)
Net loss                                      (1,674,000)        (1,964,000)


5.       STOCKHOLDERS' EQUITY

Warrants

During fiscal 2002, the Company entered into a seventeen and one half month marketing agreement with a third party for investor relations services. In July 2001, in consideration for the investor relations services provided to the Company by such third party, the Company issued two immediately exercisable fully vested warrants to purchase 25,000 shares of common stock each at an exercise price of $6.52 and $3.26 per share, respectively. These warrants expire five years from the date of issuance. The Company determined the fair value of

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

these warrants to be $110,000, which was calculated using the Black-Scholes option pricing model on the date of grant. The fair value of the warrants is being expensed on a straight-line basis over the period in which the services are being performed. The Company recorded $62,000 and $48,000 of expense related to these services for the years ended February 28, 2003 and 2002, respectively.

In July 2003, the Company sold 625,000 shares of common stock to a group of investors in a private placement, resulting in cash proceeds to the Company of $625,000. As part of this transaction, the Company issued to the investors five-year warrants to purchase in aggregate up to a maximum of 156,250 shares of common stock at an exercise price of $3.00 per share.

In January 2004, the Company sold 360,000 shares of common stock to a group of investors in a private placement, resulting in cash proceeds to the Company of $900,000. As part of this transaction, the Company issued to the investors five-year warrants to purchase in aggregate up to a maximum of 90,000 shares of common stock at an exercise price of $6.00 per share.

6.       Series A 2% Mandatorily Redeemable Convertible Cumulative Preferred
         Stock

         The Company has authorized 3,000,000 shares of Preferred Stock with a par value of $0.001 per share of which 45,000 of such shares are designated Series A 2% Mandatorily Redeemable Convertible Cumulative Preferred Stock (the Series A Stock). Each share of Series A Stock may be converted, at the option of the holder, into approximately 1.167 shares of Common Stock. The Company had reserved 875 shares of Common Stock for issuance upon conversion of the Series A Stock as of February 29, 2004 and February 28, 2003. During fiscal 2003, a holder of Series A Stock converted 3,000 units into 3,501 shares of Common Stock. The holders of Series A Stock are entitled to receive a cumulative dividend of $0.50 per share per annum, subject to any restrictions imposed by the Delaware General Corporation Law. The dividend is payable semi-annually. In the event of a liquidation and to the extent assets are available, the holders of the Series A Stock are entitled to a liquidation preference distribution of $25.00 per share plus accrued but unpaid dividends. A change in the majority of the voting control of the outstanding stock is considered a liquidation event which could cause the Series A stock to be redeemed. Each share of the Series A Stock is entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. The redemption value is equal to the initial investment made by the stockholders.

7.       Stock Plans and Warrants

     Oryx Stock Plans
         In March 1993, the Company adopted the Incentive and Nonqualified Stock Option Plan (the "1993 Plan"). The 1993 Plan provides for incentive as well as nonstatutory stock options. The plan terminated on March 3, 2003 and no additional options will be granted under this plan.

         Options under the 1993 Plan were granted at prices determined by the Board of Directors, subject to certain conditions. Generally, these conditions require that the exercise price of options granted may not be below 110% for persons owning more than 10% of the Company's capital stock and 100% for options issued to other persons for incentive options, or 85% of the fair market value of the stock at the date of grant for non statutory options. Options granted to

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

persons owning more than 10% of the Company's capital stock may not have a term in excess of five years, and all other options must expire within ten years. Options vest over a period determined by the Board of Directors, generally four years, and are adjusted pro rata for any changes in the capitalization of the Company, such as stock splits and stock dividends. The Company has 362,500 shares authorized under the Incentive and Nonqualified Stock Option Plan of which 201,151 options were outstanding with an average exercise price of $14.92 per share as of February 29, 2004.

         In 1995 and 1996, the Company adopted the 1995 and 1996 Directors Stock Option Plan (the "Directors' Plans"). The 1995 and 1996 Directors' Plan, which expires in 2005 and 2006, respectively, provide for nonstatutory stock options to be granted to nonemployee directors of the Company. The Board of Directors may terminate the Directors' Plans at anytime at its discretion. Options under the Directors' Plans are granted at prices determined by the Board of Directors, subject to certain conditions more fully described in the Directors' Plans. Generally, these conditions require that the exercise price of options granted may not be below 110% for persons owning more than 10% of the Company's capital stock and 100% for options issued to other persons of the fair market valve of the stock at the date of grant. Options must expire within ten years of grant. The 1995 and 1996 Directors' Plan provides that each nonemployee director receive options to purchase 4,500 and 3,000 shares, respectively, of the Company's Common Stock. Under the 1995 Director's Plan, shares vest in three equal annual installments of 15,000 shares on the first, second and third anniversaries of the date of the grant. Under 1996 Director's Plan, 1,000 shares vest and are exercisable upon grant with the remainder vesting in equal annual installments on the first and second anniversaries of the date of grant. The Company has 22,500 shares authorized under the 1995 Directors' Plan of which 12,000 options were outstanding with an average exercise price of $17.02 per share as of February 29, 2004. The Company has 25,000 shares authorized under the 1996 Directors' Plan of which 6,000 options were outstanding with an average exercise price of $19.70 per share as of February 29, 2004.

         In fiscal 1999, as part of its sale of the Power Products business, the Company issued non-statutory options under a special Stock Option Plan to former key employees of Oryx Power Products to purchase a total of 20,500 shares of the Company's Common Stock at an exercise price of $9.50 per share and 5,000 shares at an exercise price of $2.50 per share. As of February 29, 2004, there were no outstanding options under this plan.

         A summary of stock option activity under the 1993 Plan, the Directors' Plans and other stock options granted is as follows:

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                           Options Outstanding
                                                        ------------------------
                                                                       Weighted-
                                                                        Average
                                           Available                   Exercise
                                             For        Number of        Price
                                            Grant        Options       Per Share
                                           -------       -------       ---------

Balance at February 28, 2002                20,036       319,092       $   14.73

Options canceled and expired                71,253       (71,253)      $   14.67
                                           -------       -------
Balance at February 28, 2003                91,289       247,839       $   14.75

Options canceled and expired                28,688       (28,688)      $   11.89
                                           -------       -------
Balance at February 29, 2004               119,977       219,151       $   15.17
                                           =======       =======


         The following table summarizes information about employee stock options at February 29, 2004:

                              Options Outstanding                                             Options Exercisable
                        ---------------------------------------------------------    ---------------------------------------
                                       Weighted-Average
                                           Remaining             Weighted-                                  Weighted-
       Range of             Number        Contractual             Average                Number              Average
   Exercise Prices        Outstanding         Life             Exercise Price          Exercisable        Exercise Price
----------------------- ---------------- ---------------    ---------------------    ----------------  ---------------------
$3.95 - 3.95                     18,000       7.6                 $ 3.95                      12,000            $ 3.95
$6.88 - 6.88                      1,375       4.7                   6.88                       1,375              6.88
$10.70 - 15.81                  114,574       3.6                  13.99                     114,574             13.99
$17.90 - 23.13                   85,202       3.0                  19.25                      84,889             19.24
                        ----------------                                             ----------------
   Total                        219,151       3.7                 $15.17                     212,838            $15.47
                        ================                                             ================


Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Subsidiary Stock Plan
         In November 1995, the Company's subsidiary, SurgX Corporation, adopted stock option plans under which the Board of Directors granted options to management to purchase Class B common shares in the subsidiary at their fair market values ast determined by the Board of Directors. Class B common shares authorized for issuance in the subsidiary are identical to the ten million shares of Class A common shares owned by the Company, except the Class A shares possess a liquidation preference. The Board of Directors authorized 1.5 million shares of Class B common shares to be available for issuance under this stock plan. Such options are not transferable except in the event of a public offering of the subsidiary's stock or an acquisition of the subsidiary, and may be repurchased by the Company at its option. Grants under the plan are for amounts, vesting periods and option terms established by the Company's Board of Directors. The Company's ownership percentage of this subsidiary will change as a result of future exercises of stock options and, to the extent this subsidiary contributes profits, outstanding subsidiary stock options may dilute the Company's share of profits in the calculation of earnings per share.

         At February 29, 2004, there were no options outstanding to purchase shares of SurgX Corporation class B common stocks. There was no activity under the SurgX subsidiary stock option plan during fiscal 2004. During fiscal 2003, 290,000 options at an average price of $0.80 expired. At February 29, 2004 and Februar 28, 2003 there were 1,500,000 shares available for grant.

         During fiscal 1998, the Company sold 333,000 Class A shares of SurgX Corporation for net proceeds of $485,000. At February 29, 2004, there were 10,333,000 Class A common shares of SurgX Corporation outstanding and with the exception of 333,000 shares of SurgX Corporation sold in fiscal 1998, all of the subsidiary Class A shares outstanding were owned by the Company.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Warrants
         The following warrants at February 29, 2004, and the number of shares of the Company's Common Stock which may be purchased at exercise, were outstanding and exercisable at February 29, 2004:

                Original            Issuable              Warrant          Warrant             Warrant
                Warrants             Common             Commencement      Expiration          Exercise
               Outstanding           Shares                Date              Date               Price
               -----------           ------                ----              ----               -----
                   37,500              3,750            Oct. 1994          Oct. 2004            $2.000
                  379,000             66,704            Nov. 1994          Oct. 2004            $2.000
                   25,000             25,000            Jul. 2001          Jul. 2006            $3.260
                   25,000             25,000            Jul. 2001          Jul. 2006            $6.520
                   37,975             37,975            Oct. 2001          Oct. 2006            $5.925
                  156,250            156,250            Jul. 2003          Jul. 2008            $3.000
                   90,000             90,000            Jan. 2004          Jan. 2009            $6.000
              ------------       ------------
                  750,725            404,679
              ============       ============

8.       Income Taxes

         Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on currently available evidence, that some portion or all of the deferred tax assets will not be realized. Management believes that the available objective evidence creates sufficient uncertainty regarding the realizability of deferred tax assets such that a full valuation allowance is required at February 29, 2004.

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at February 29 2004 and February 28, 2003 are as follows

                                                 February 29,       February 28,
                                                    2004               2003
                                                 -----------        -----------
Net operating loss carryforwards                 $ 7,586,000        $ 7,501,000
R&D credit carryforwards                             345,000            343,000
Other                                              1,277,000          1,210,000
                                                 -----------        -----------
     Net deferred tax assets                       9,208,000          9,054,000
Valuation allowance                               (9,208,000)        (9,054,000)
                                                 -----------        -----------
     Net deferred tax assets                     $       --         $       --
                                                 ===========        ===========

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

        The Company recorded $95,000 as income tax expense for foreign withholding tax associated with royalty revenue from IRISO. The provision for (benefit from) income taxes reconciles to the amounts computed by applying the statutory federal rate to loss before income taxes as follows:


                                                    February 29,    February 28,
                                                       2004              2003
                                                     ---------        ---------
Statutory U.S. federal tax                           $(311,000)       $(708,000)
Valuation allowance and other                          406,000          708,000
                                                     ---------        ---------
      Effective tax                                  $  95,000        $    --
                                                     =========        =========

         At February 29, 2004, the Company had federal net operating loss and research and development credit carryforwards of approximately $21,639,000 and $160,000, respectively. The benefit derived from losses attributable to stock options will be recorded directly to stockholders equity when realized rather than as a reduction of the income tax provision. Federal net operating loss and research and development credit carryforwards will expire on various dates from 2004 through 2024, subject to certain limitations. In accordance with Section 382 of the Internal Revenue Code, the amounts of and the benefits from net operating losses that can be carried forward are limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period. The Company's initial public offering and subsequent private placements triggered an ownership change of greater than 50% and, accordingly, the future utilization of federal net operating loss and research and development credit carryforwards generated through the date of that offering may be limited.

9.       Commitments and Contingencies

         The Company leases its facilities under an operating lease agreement, which expires in August 2004. Future minimum lease obligations of $5,000 are payable in the year ending February 28, 2005.

         Rental expense for the year ended February 29, 2004 was $16,000. This compares to rental expense for the year ended February 28, 2003 of $18,000.

         The Company enters into agreements with customers in the normal course of business that contain various guarantees such as indemnification of its or a third party's intellectual property. At February 29, 2004, the Company had not recorded any liabilities associated with these guarantees.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10.      Related Parties

         During fiscal 1999, the Company made a loan to an employee for $35,000, at a rate of 7% per annum, repayable at the earlier of July 15, 2000, or thirty days after the debtor ceases to be a full-time employee of the Company. The due date of this loan was extended to November 15, 2002. The loan was paid in full during fiscal 2003.

         The Company paid legal costs incurred by Philip Micciche, its Chief Executive Officer, and Mitchel Underseth, its former Chief Financial Officer, in connection with Comdisco, Inc. v. Micciche, Underseth, et al filed in Santa Clara County Superior Court, in which Messrs. Micciche and Underseth were named, individually, as defendants. At the Company's request, Messrs. Micciche and Underseth were named as advisors to DAS Devices, Inc. prior to its acquisition by Applied Magnetics in order to attempt to maximize the Company's equity investment in DAS Devices. Messrs. Micciche and Underseth were named as defendants in a lawsuit brought by Comdisco, Inc. in connection with alleged defaults under a leasing agreement between Comdisco and DAS Devices. The Company paid an aggregate of $68,020 in legal expenses in connection with this matter. However, the Company received $47,000 from its insurance carrier, as reimbursement of its legal expenses related to this matter.

         Through Oryx Ventures, LLC, the Company has invested a total of $3,768,000 in Preferred Stock of S2 Technologies, Inc. from July 2000 through February 2004. In March 2002, the Company made an investment of $938,000 in Preferred Stock of S2 Technologies and exercised portion of a warrant to acquire 466,666 shares of S2 Technologies Common Stock. In May 5, 2003 and September 15, 2003, the Company made investments of $200,000 and $125,000, respectively in S2 Technologies Series B-1 Preferred Stock. In August 2003, the Company exercised the balance of a warrant to acquire 233,334 shares of S2 Technologies Common Stock. In February 3, 2004, the Company made an investment of $900,000 in Series C Preferred Stock of S2 Technologies resulting in a cumulative equity ownership investment in S2 Technologies of 40.0%. Mark Underseth, Chief Executive Officer of S2 Technologies, Inc. is the brother of Mitchel Underseth, who was the Chief Financial Officer of Oryx until November 30, 2003. Mitchel Underseth did not participate in Oryx's due diligence or negotiation with respect to Oryx's transaction with S2 Technologies, Inc. and abstained from voting or discussion when the Oryx's Board of Directors considered this matter. In December 1, 2003, Mitchel Underseth joined S2 Technologies as their Chief Financial Officer.
Mitchel Underseth has continued providing services to the Company as a consultant.

         In addition, Messrs. Micciche and Underseth provided certain management services to S2 in exchange for cash and warrants to purchase common stock in S2 Technologies. During fiscal 2001, S2 Technologies issued warrants to purchase 700,000 shares of common stock for $0.001 per share, of which 466,666 and 233,334 were exercised by the Company in fiscal 2003 and fiscal 2004, respectively. The shares purchased upon exercise of these warrants are included in the Company's investment balance. Additionally, the Company has recorded $35,000 of revenue during fiscal 2004 related to the services provided.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                                                    Year Ended       Year Ended
                                                   February 29,     February 28,
                                                       2004            2003
                                                   -----------      -----------
Revenues:
  Surgx                                            $   475,000      $   148,000
  Oryx Ventures                                         35,000          134,000
  Corporate                                               --            106,000
                                                   -----------      -----------
                                                   $   510,000      $   388,000
                                                   ===========      ===========

Operating loss:
  Surgx                                            $   430,000      $   (61,000)
  Oryx Ventures                                        (26,000)         (32,000)
  Corporate                                           (787,000)        (835,000)
                                                   -----------      -----------
                                                   $  (383,000)     $  (928,000)
                                                   ===========      ===========

Depreciation and amortization expense:
  Surgx                                            $      --        $      --
  Corporate                                              5,000            6,000
                                                   -----------      -----------
                                                   $     5,000      $     6,000
                                                   ===========      ===========

Identifiable assets:
  Surgx                                            $      --        $      --
  Oryx Ventures                                        604,000          205,000
  Corporate                                            722,000          455,000
                                                   -----------      -----------
                                                   $ 1,326,000      $   660,000
                                                   ===========      ===========

         Loss on investments, net of $554,000 and $787,000 and impairment losses of $0 and $412,000 for the years ended February 29, 2004 and February 28, 2003, respectively, relates to the Oryx Ventures segment losses on equity investments. Included in identifiable assets of Oryx Ventures are $717,000 and $200,000 for fiscal 2004 and 2003, respectively, which represent the carrying value of investments accounted for under the equity method (see note 4).

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         The  Company   licenses  its   technologies   both   domestically   and
internationally and provides management services primarily domestically. Revenue by geographic region is as follows:

                                               Year Ended           Year Ended
                                              February 29,         February 28,
                                                  2004                 2003
                                                --------            --------
Net Revenues:
  United States                                 $ 91,000            $240,000
  Japan                                          419,000             148,000
                                                --------            --------
  Net Revenues                                  $510,000            $388,000
                                                ========            ========


         All sales are denominated in United States dollars. All of the Company's assets are located within the United States.