Form 10QSB
period 2004-05-31
ORYX TECHNOLOGY CORP
filed 2004-07-15
CIK 915355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2004.

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


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the issuer's Common Stock as of May 31, 2004 was 2,821,335.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents





PART I.  FINANCIAL INFORMATION
                                                                            Page

Item 1. Financial Statements (unaudited).......................................3

Item 2.  Management's Discussion and Analysis or Plan of Operation ...........11

Item 3.  Controls and Procedures..............................................34


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K ....................................36

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

              Assets                                                May 31,      February 29,
                                                                     2004            2004
                                                                 ------------    ------------
Current assets:
  Cash and cash equivalents                                      $    508,000    $    564,000
  Receivable from affiliate                                             5,000           5,000
  Other current assets                                                 16,000          37,000
                                                                 ------------    ------------
    Total current assets                                              529,000         606,000

Property and equipment, net                                             2,000           3,000
Investments in affiliates                                             530,000         717,000
                                                                 ------------    ------------
                                                                 $  1,061,000    $  1,326,000
                                                                 ============    ============

              Liabilities, Mandatorily Redeemable Convertible
                  Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable                                               $     64,000    $     15,000
  Accrued liabilities                                                 236,000         264,000
                                                                 ------------    ------------
    Total current liabilities                                         300,000         279,000
                                                                 ------------    ------------



Series A 2% mandatorily redeemable convertible preferred stock
    $0.001 par value; 3,000,000 shares authorized;
    750 shares issued and outstanding                                  18,000          18,000
                                                                 ------------    ------------

Stockholders' equity:
  Common stock, $0.001 par value; 25,000,000 shares
    authorized; 2,821,335  issued and oustanding                        3,000           3,000
  Additional paid-in capital                                       27,806,000      27,806,000
  Accumulated deficit                                             (27,066,000)    (26,780,000)
                                                                 ------------    ------------
      Total stockholders' equity                                      743,000       1,029,000
                                                                 ------------    ------------
                                                                 $  1,061,000    $  1,326,000
                                                                 ============    ============

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 Three Months Ended
                                                                      May 31,
                                                           --------------------------
                                                               2004           2003
                                                           -----------    -----------
Revenue:
   Royalty                                                 $    85,000    $   272,000
   Services to affiliates                                        9,000          9,000
                                                           -----------    -----------
                                                                94,000        281,000
                                                           -----------    -----------

Cost of revenue:
   Services to affiliates                                       15,000         15,000
                                                           -----------    -----------
                                                                15,000         15,000
                                                           -----------    -----------

    Gross profit                                                79,000        266,000
                                                           -----------    -----------

Operating expenses:
   General and administrative                                  174,000        211,000
   Research and development                                     14,000         16,000
                                                           -----------    -----------
    Total operating expenses                                   188,000        227,000
                                                           -----------    -----------


Income (loss) from operations                                 (109,000)        39,000

Interest income                                                  1,000          1,000
Equity in net loss of affiliates                              (181,000)      (189,000)
Other income                                                     7,000           --
                                                           -----------    -----------

Loss before income tax                                        (282,000)      (149,000)
Income tax expense                                              (4,000)          --
                                                           -----------    -----------
    Net loss                                               $  (286,000)   $  (149,000)
                                                           ===========    ===========

Basic and diluted net loss per share                       $     (0.10)   $     (0.08)
                                                           ===========    ===========

Weighted average common shares used to
    compute basic and diluted net loss per share             2,821,335      1,836,335
                                                           ===========    ===========


See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Three Months Ended
                                                                 May 31,
                                                         ----------------------
                                                           2004          2003
                                                         ---------    ---------
Cash flows from operating activities:
  Net loss                                               $(286,000)   $(149,000)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Equity in net loss of affiliates                       187,000      195,000
    Depreciation                                             1,000        1,000
      Changes in assets and liabilities
        Other current assets                                21,000       41,000
        Accounts payable                                    49,000       25,000
        Accrued liabilities                                (28,000)      22,000
                                                         ---------    ---------
            Net cash provided by (used in) operations      (56,000)     135,000
                                                         ---------    ---------

Cash flows from investing activities:
  Investment in S2 Technologies                               --       (200,000)
                                                         ---------    ---------
            Net cash used in investing activities             --       (200,000)
                                                         ---------    ---------

Net decrease in cash and cash equivalents                  (56,000)     (65,000)
Cash and cash equivalents at beginning of period           564,000      381,000
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 508,000    $ 316,000
                                                         =========    =========




See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - GENERAL

The accompanying unaudited condensed consolidated financial statements of Oryx Technology Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position and its results of operations and its cash flows for the periods presented.
Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year or any future interim period. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended February 29, 2004.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The Company believes it does not have sufficient capital to meet its anticipated working capital requirements through fiscal year 2005. In this event, the Company will need to obtain additional funding by raising additional equity or taking other steps. There can be no assurance that such transactions can be effected in time to meet its needs, if at all, or that any such transaction will be on terms acceptable to the Company or in the interest of its stockholders.

Because the Company had insufficient capital to meet its working capital requirements through the next twelve months, the opinion of the Company's independent accountants with respect to the consolidated financial statements included in the Form 10-KSB for the year ended February 29, 2004 included an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

Certain prior year financial statement amounts have been reclassified to conform to the current year's presentation. These reclassifications had no impact on previously reported total assets, net loss or stockholders' equity.

NOTE 2 - STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations and complies with the disclosure provisions of Statement of Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure - an Amendment of FASB Statement No. 123." The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair market recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                          Three months ended
                                                      --------------------------
                                                        May 31,        May 31,
                                                         2004           2003
                                                      ----------    -----------

Net loss reported                                     $ (286,000)   $  (149,000)


Stock-based employee compensation expense
  determined under fair value for all awards             (10,000)       (29,000)

                                                      ----------    -----------
Pro forma net loss                                    $ (296,000)   $  (178,000)
                                                      ==========    ===========

Reported net loss per share                           $    (0.10)   $     (0.08)
                                                      ==========    ===========
Pro forma net loss per share                          $    (0.10)   $     (0.10)
                                                      ==========    ===========




The Company did not grant any options during the three month periods ended May 31, 2004 and 2003.

NOTE 3 - LOSS PER SHARE

Basic and diluted earnings per share for the periods presented have been computed by dividing the net loss by the weighted average common shares outstanding for the period. Due to the net losses incurred for the periods presented, all common stock equivalents (options, warrants and preferred stock) outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. Anti-dilutive securities and common stock equivalents at May 31, 2004 which could be dilutive in future periods include common stock options to purchase 218,251 shares of common stock, warrants to purchase 404,679 shares of common stock, and 750 shares of Series A preferred stock which may be converted into 875 shares of common stock. Anti-dilutive securities and common stock equivalents at May 31, 2003 include common stock options to purchase 226,026 shares of common stock, warrants to purchase 148,954 shares of common stock, 750 shares of Series A preferred stock which may be converted into 875 shares of common stock.


NOTE 4 - INVESTMENTS

The various interests that the Company has acquired in its portfolio companies are accounted for by either the equity method or cost method. The applicable accounting method used to record investments in portfolio companies is determined by the Company's voting interest and level of influence the Company exercises over each portfolio company. In general the Company will use the equity method when its ownership level exceeds 20% but is not greater than 50%. When the Company's ownership is less than 20% and the Company does not exercise significant influence it uses the cost method. Whether or not the Company exercises significant influence with respect to a portfolio company depends on an evaluation of several factors including: its management capacity and decision making authority relative to the management services the Company provides to the portfolio company, level of representation on the portfolio company's board of directors and level of voting rights associated with its equity holdings. The Company accounts for its investment in S2 Technologies, Inc. ("S2 Technologies") using the equity method.

At February 29, 2004, the Company had a voting ownership in S2 Technologies of approximately 40%. As a result of S2 Technologies not reaching a milestone as of March 31, 2004, S2 Technologies reduced the conversion price of S2 Technologies' Series C preferred stock to 50% of the original price. As a result of this adjustment, the Company's voting ownership in S2 Technologies was approximately 38.4% as of May 31, 2004. The Company is also providing senior management advisory services to S2 Technologies in exchange for a cash fee.

The Company has recognized losses attributable to its ownership of S2 Technologies of $2,722,000 as of May 31, 2004 of which $181,000 and $189,000 are included in net loss for the three month periods ended May 31, 2004 and 2003, respectively. At May 31, 2004, the carrying value of the Company's investment in S2 Technologies was $530,000.

Mark Underseth, Chief Executive Officer of S2 Technologies, is the brother of Mitchel Underseth, who was the Chief Financial Officer and a director of the Company until November 30, 2002. Mitchel Underseth did not participate in the Company due diligence or negotiations with respect to the Company's investments in S2 Technologies and abstained from voting or discussion when the Company's
Board of  Directors  considered  this  matter.  On  December  1,  2002,  Mitchel
Underseth joined S2 Technologies as its Chief Financial Officer. Mitchel Underseth has continued providing services to the Company as a consultant and has been paid $45,000 through May 31, 2004, including $9,000 for the three months ended May 31, 2004. The Company recognized $9,000 in management service fees from S2 Technologies for each of the three month periods ended May 31, 2004 and 2003.

Summarized financial information for S2 Technologies is as follows:

                                             May 31,            February 29,
                                              2004                  2004
                                      ------------------     ------------------
Current assets                            $ 2,432,000           $ 3,021,000
Non-current assets                            116,000                33,000
Current liabilities                           418,000               440,000
Redeemable preferred stock                  7,928,000             7,932,000
Stockholders' deficit                      (5,798,000)           (5,318,000)


                                      Three Months Ended     Three Months Ended
                                         May 31, 2004           May 31, 2003
                                      ------------------     ------------------

Net sales                                 $ 90,000.00           $ 21,000.00
Loss from continuing operations              (483,000)             (453,000)
Net loss                                     (480,000)             (452,000)


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

                                                          Three Months Ended
                                                               May 31,
                                                     ---------------------------
                                                         2004           2003
                                                     -----------    -----------

Revenues:
  Surgx                                              $    85,000    $   272,000
  Oryx Ventures                                            9,000          9,000
  Corporate                                                 --             --
                                                     -----------    -----------
                                                     $    94,000    $   281,000
                                                     ===========    ===========

Operating income (loss):
  Surgx                                              $    70,000    $   256,000
  Oryx Ventures                                           (6,000)        (7,000)
  Corporate                                             (173,000)      (210,000)
                                                     -----------    -----------
                                                     $  (109,000)   $    39,000
                                                     ===========    ===========

Depreciation and amortization expense:
                                                     -----------    -----------
  Corporate                                          $     1,000    $     1,000
                                                     ===========    ===========

                                                       May 31,         May 31,
Identifiable assets:                                     2004           2003
                                                     -----------    -----------
  Oryx Ventures                                      $   535,000    $   210,000
  Corporate                                              526,000        348,000
                                                     -----------    -----------
                                                     $ 1,061,000    $   558,000
                                                     ===========    ===========

Loss on investments of $181,000 and $189,000 for the three month periods ended May 31, 2004 and 2003, respectively, in the Company's condensed consolidated statement of operations relates to the Oryx Ventures segment, representing losses on equity investments made by Oryx Ventures. Included in identifiable assets of Oryx Ventures at May 31, 2004 and 2003 are $530,000 and $205,000, respectively, which represents the value of S2 Technologies (see note 4).


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15,

2004. The Company is currently evaluating the impact that the adoption of FIN46 may have on its investment in S2 Technologies.


Item 2. Management's Discussion and Analysis or Plan of Operations

This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended February 29, 2004. As used herein, "we", "our", "us" and the like refer to Oryx Technology Corp.

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


Business Segments

We are a technology licensing and investment and management services company with two primary focuses:

[ ] collecting royalties for our SurgX technology from our SurgX licensees, Cooper Electronics Technologies, Inc. and IRISO Electronics Company, Ltd.; and

[ ]  maintaining  our  current   investment  and  providing  limited  management
     services to one portfolio company, S2 Technologies, through our investment and management services company, Oryx Ventures, LLC.

SurgX Corporation

Business Overview

SurgXCorporation, or SurgX, is the subsidiary through which we license SurgX, our proprietary surge protection technology for over-voltage protection. SurgX technology for over-voltage protection is comprised of a specialized polymer formulation containing inorganic solids, metal particles and adhesion-promoting agents which can be tailored for use against surge threats at different voltage and power levels. The underlying technology developed by SurgX is currently licensed to two licensees, Cooper Bussmann, or Cooper Electronics Technologies, and IRISO Electronics Company, Ltd., or IRISO, on a non-exclusive world-wide basis. Products manufactured by these licensees and utilizing SurgX's proprietary technology are targeted for sale to original equipment manufacturers, or OEMs, and contract manufacturers in the computer, communication, and electronics industries to provide protection against electrostatic discharge, or ESD, events through discrete devices at the printed circuit board level.

While our SurgX licensees have recently seen a significant increase in demand for SurgX products, their shipments of products incorporating our SurgX technology are insufficient to produce royalty revenue income to us to support our operations and there can be no assurances that they will be successful in increasing sales of products based on our SurgX technology in the future.


Licensees

Cooper Electronics Technologies

In fiscal year 1997, we granted to Cooper Bussmann a non-exclusive license in Japan and an exclusive license for the rest of the world to manufacture and market surface mount and connector array components using SurgX technology. Cooper Bussmann is a leading manufacturer of fuses and other circuit protection devices, and its target market for products incorporating the SurgX technology is the electronics market. In consideration for this license, Cooper Bussmann paid us $750,000 in development funding, and, subject to terms of the license agreement, became obligated to pay us royalties for approximately eleven years based upon Cooper Bussmann sales of SurgX surface mount components and connectors. In September of 1997, this license agreement was amended to extend its term to 20 years, expand Cooper Bussmann's license rights for SurgTape for board-level ESD protection, and provide SurgX with a cash advance of $1.7 million, in the form of non-refundable minimum royalties to finance the development and commercialization of SurgTape, which was not commercialized. Pursuant to the terms of the license agreement, Cooper Bussmann was granted an exclusive license through June 2001 in exchange for the $1.7 million cash advance it provided to us. Subsequently, Cooper Bussmann did not make a required $1 million royalty payment due September 15, 2002 to maintain its exclusive license to the SurgX technology and its license automatically converted to a nonexclusive basis as of September 15, 2002. Due to lower than anticipated sales of SurgX products, we did not receive any royalties from Cooper Bussmann during fiscal years 2002 and 2003. However, we did receive a royalty payment of $56,000 and $43,000 from Cooper Bussmann for sales of SurgX products for the year ended February 29, 2004 and for the three months ended May 31, 2004, respectively.

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


For the first quarter of fiscal 2005 the order rate for SurgX products continues to increase and is almost twice the rate of the previous year's shipments. This increase is primarily the result of the technology coming into wider use by circuit designers for a wider range of applications and meeting competitive pricing of traditional ESD protection components. Major growth of device sales, overall, is predicated on not only pricing but performance and packaging format. While the sales prices of devices incorporating our SurgX technology were impacted by the severe price erosion during the past three years resulting from industry overcapacity, a market study from Paumanok Publications, Inc., issued in January 2004, suggest a general improvement in the overall pricing for this upcoming year.


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

In fiscal 1999, IRISO started volume production and sales of 0805 surface mount components. Sales of SurgX products by IRISO in fiscal 2000 were minimal, with IRISO shipping production quantities to two major OEMs and in lesser amounts to five other customers. While IRISO's shipments in fiscal 2002 and fiscal 2003 were up significantly, at approximately 12 million units for each year, these sales levels were much lower than initially forecasted due to a significant downturn in the electronic components markets, predatory pricing pressures from competitors and by market requirements of improved ESD protection capabilities, which IRISO has not yet achieved. IRISO's shipped over 25 million units in 2004, however, there can be no assurance that IRISO will be able to sustain such sales growth in the future.

In fiscal 2000, IRISO launched a SurgX component in a standard passive component package style, its 0805 package. Current development efforts for future product offerings by IRISO are chip and network chip for optical devices and the next generation cellular phone. However, electrical performance improvements of reduced clamp voltage (trigger voltage) and electrical shorting must be achieved to create additional sales opportunities for IRISO. Without these improvements, which have not yet been achieved, we expect that IRISO's sales volume of products incorporating SurgX technology will only rise modestly. IRISO is also actively pursuing cost reductions initiatives for its SurgX products, which to-date have not been achieved, in order to address pricing pressure from its competitors which, if not addressed, could have a material adverse effect on its sales of SurgX products.

In fiscal 2002 we transferred the manufacturing of SurgX liquid material to IRISO in Japan. We also terminated our internal development activities on February 1, 2003; therefore, all future SurgX liquid manufacturing enhancements and liquid development activities will be borne by IRISO.

In fiscal 2001, IRISO paid us $100,000 in licensing royalties for shipments during that year. In fiscal 2002, IRISO paid its minimum licensing royalty obligation of $200,000 for the royalty year ending October 2001 and made royalty payments to us totaling $148,000 in fiscal 2003 for the royalty year ending October 2002, which was below the minimum annual royalty amount for IRISO to maintain its co-exclusive license. As a result, IRISO's license with us converted to a non-exclusive license for the remaining term of the license agreement. On April 1, 2003, IRISO paid us a one time fee of $200,000 in connection with an amendment to the license agreement to expand IRISO's licensed territory from Japan to a non-exclusive worldwide license. Additionally, in fiscal 2004, IRISO made royalty payments totaling $219,000. IRISO paid us $42,000 in royalty during the three months ended May 31, 2004.

Other Potential Licensees

To expand the market for SurgX products, in fiscal 2003 we initiated discussions with several companies regarding licensing our SurgX technology. However, we were unsuccessful in entering into a new license agreement for our SurgX technology with any of the four companies we were in discussions with. Consequently, we significantly curtailed our solicitation of and negotiation with potential new licensees. However, at the beginning of calendar 2004 we initiated licensing discussions with two companies which are still ongoing, but there can be no assurance that we will be successful in entering into a license agreement for our SurgX technology on an acceptable commercial basis with any of these companies.


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


Primary Market Segment

Our licensees, IRISO and Cooper Bussmann, through its business unit, Cooper Electronic Technologies, have sole responsibility for marketing products incorporating our SurgX polymer technology. The TVS protection or ESD function traditionally served by zener diodes and varistors is the primary market targeted by our licensees. This market in calendar 2003 was approximately $900 million. This market consists of two segments: the low energy high frequency ESD type protection where the SurgX device is optimal in its function and the much lower clamp (trigger voltage) or higher energy lower clamping capability application currently outside the SurgX specification area. In calendar 2003 the zener diode market was approximately $400 million with 25 billion units shipped and the varistor market was approximately $500 million with 10 billion units shipped. However, in order to fully participate in these segments, the SurgX device must be offered in a smaller footprint, designed with lower trigger and clamp voltage and higher cycle capability, in addition to higher energy capacity, to withstand higher or longer duration transient pulses. Within these markets the most important factor in choosing a device for TVS protection tends to be cost. After cost, reliability, footprint, trigger voltage, level of capacitance, response time, size, energy handling and leakage current are important criteria in selecting a device. SurgX technology currently is competitive with other devices for low capacitance and low leakage criteria, albeit a small sub-segment of the overall market, with approximately 100 million units of SurgX ESD protection units shipped in calendar 2003. The low capacitance requirement of ESD protection devices in many circuit designs is already providing the entry for SurgX into the market segment currently served by diode/varistors. Our licensees are participating, in a very limited way, in the low price, high volume diode/varistors market, however, they have found it difficult to meet the required electrical performance and smaller footprint required for products in this market.

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


Competition

The primary competitor to SurgX technology is a polymer base over-voltage protection product of Littlefuse, Inc. Both Littlefuse, Inc. and our licensees serve a small niche of the overall market. As SurgX components are becoming more price competitive and available in higher volumes, our licensees are attempting to compete with conventional over-voltage transient protection zener diode manufacturers, such as Toshiba Semiconductor, Renases Technology, Fairchild Semiconductor, Diodes, and Incand Vishay. Also, as our licensees develop smaller footprint SurgX products, such as the 0402 discrete component, they intend to compete with varistors manufacturers such as EPOC, Amotech, TDK and AVX. Broader market acceptance of products incorporating our SurgX technology depends on cost, reliability record, protection performance, packaging format, and ability to disseminate the application information to the designers, in that order, which to date have not been achieved by our licensees.


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

Oryx will receive all profits and losses from Oryx Ventures, provided that, Philip Micciche Chief Executive Officer of Oryx, Mitchel Underseth, the former Chief Financial Officer of Oryx and Luis Borge, Controller of Oryx will receive an aggregate of 20% of any distributions made by Oryx Ventures from its equity holdings of S2 Technologies, excluding shares of Series C Preferred Stock held by Oryx.

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

Oryx provided a bridge loan of $100,000 to NetConversions that was convertible to equity at a discounted rate. The Company fully reserved its investment in Net Conversions as of November 30, 2000 due to adverse industry conditions and failure of NetConversions to obtain funding to grow its business. In February 2004, NetConversions repaid our outstanding bridge loan in full, plus accrued interest of approximately $29,000.

S2 Technologies, Inc., or S2 Technologies, is actively engaged in business. S2 Technologies has developed a software platform that reduces the time and cost associated with integration and testing, resulting in shorter development cycles, lower research and development costs, and longer time-in-market.

Oryx Ventures has invested an aggregate of $3,768,200 in S2 Technologies as follows:

   Date of Investment              Type of Security              Amount Invested

August 2000              Series A preferred stock                    $   500,000
October 2001             Series B preferred stock                      1,105,000
March 2002               Series B preferred stock                        937,500
May 2003                 Series B-1 preferred stock                      200,000
September 2003           Series B-1 preferred stock                      125,000
February 2004            Series C preferred stock                        900,000

August 2003              Common stock from warrant exercised                 700

                                                                     -----------
                                                                     $ 3,768,200
                                                                     ===========


We are also providing senior management advisory services to S2 Technologies for a cash fee. As of May 31, 2004 our total voting ownership of S2 Technologies was approximately 38.4 %.

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

Given the limited capital resources of S2 Technologies at the time we made our original investment, we began recognizing losses on our investment in S2 Technologies based upon our pro-rata share of the Series A Preferred financing. Concurrent with the Series B Preferred financing, we began recognizing losses on our investment in S2 Technologies based upon our total equity ownership percentage in S2 Technologies. As of May 31, 2004, we had recognized cumulative losses attributable to our ownership of S2 Technologies of $2,722,000, of which $181,000 and $189,000 were for the three month periods ended May 31, 2004 and 2003, respectively. At May 31, 2004, our investment in S2 Technologies was carried at $530,000. We evaluate the carrying value of our ownership interest in S2 Technologies for possible impairment on a quarterly basis. As a result of S2 Technologies not meeting certain milestones established in fiscal 2003, we recorded an impairment loss of $412,000 for the fiscal year ended February 28, 2003. The method to determine the impairment loss was based upon our pro rata share of S2 Technologies' net realizable value, which consist primarily of net available cash at February 28, 2003. For the year ended February 29, 2004 and for the three months ended May 31, 2004 our pro rata share of S2 Technologies' net realizable value was in excess of our investment balance and therefore, no impairment loss was recorded in these periods.


Investors Risks

Oryx Ventures' current activity is limited to providing management services to S2 Technologies. Our business strategy with Oryx Ventures involves a number of special risks, including:

     o being deemed as investment company and subjected to the requirements of the Investment Company Act of 1940; and

     o the significant risk associated with investments in a small start-up company, given a very unreceptive financing environment and Oryx's lack of capital to provide follow on financing if required.

We may not be able to successfully address these problems. Moreover, our future operating results will depend to a very large degree on the financial success of our only portfolio company, S2 Technologies, and upon our ability to assist S2 Technologies in becoming cash flow positive. The three portfolio companies we invested in were early-stage companies with limited operating histories and limited or no revenues. To date, S2 Technologies is our only portfolio company that is still actively pursuing its business model. LOTS Technology ceased operations and filed for bankruptcy and NetConversions was sold. These investments have had a negative impact on our financial statements. We have recorded losses of $500,000 for writing off our investment in LOTS and accumulated losses of $3,134,000 representing our pro rata share of S2 Technologies losses and goodwill impairment charges. At present, we are focusing our efforts on S2 Technologies.

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

Costs to support Oryx Ventures activities are primarily related to salary expenses of Oryx employees associated with providing management services to S2 Technologies. Effective November 30, 2002, Mitchel Underseth, our Chief Financial Officer, resigned from Oryx to join S2 Technologies. As of May 31, 2004 there was one executive and one administrative employee providing management services through Oryx Ventures to S2 Technologies. Currently, Oryx Ventures receives cash fees as payment for providing management services to S2 Technologies.


Research and Development

In fiscal year 2000, we transferred all of our SurgX research and development to Cooper Electronics Technologies, a subsidiary of Cooper Bussmann. Cooper Electronics Technologies has funded substantially all research and development activities with respect to SurgX technology for fiscal years 2003 and 2004. The total amount spent by us on research and development activities in the three month periods ended May 31, 2004 and 2003 was $14,000 and $16,000, respectively. In fiscal 2003 we reinitiated limited SurgX research and development activities to support licensees in improving electrical performance of SurgX products. We were not successful in contracting with new licensees for our SurgX technology and terminated all SurgX development activities in February 2003.


CRITICAL ACCOUNTING POLICIES

The Company s critical accounting policies have not changed from those disclosed in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2004.


Results of Operations

For the quarter ended May 31, 2004, revenues decreased by $187,000 or 67% from $281,000 for the quarter ended May 31, 2003, to $94,000 for the quarter ended May 31, 2004. This decrease in revenue is primarily attributed to the absence of a one-time $200,000 payment received from IRISO in the quarter ended May 31, 2003 in connection with expanding IRISO's licensed territory from Japan to worldwide, partially offset by a small increase in the recognized SurgX royalty revenue. We anticipate that future revenue will be derived primarily from royalties from our SurgX technology. To date, royalty revenue from sales by our SurgX licensees have not been sufficient to cover our operating expenses. While our licensee, Cooper Electronics Technologies, has recently experienced increased interest and orders for its SurgX products, there can be no assurances that sales of SurgX products will increase in the future, if at all, or that increases in sales will result in higher royalty income for us. Future royalty revenues will be based solely upon the successful sales, marketing, manufacturing and development efforts of our SurgX licensees and there can be no assurances that our licensees will continue to invest in SurgX related sales, marketing and research and development activities.

The Company's gross profit decreased from $266,000 for the quarter ended May 31, 2003, to $79,000 for the quarter ended May 31, 2004, representing a decrease of $187,000 or 70%. The decrease in gross profit for the three months period ended May 31, 2004 is primarily attributed to the absence of a $200,000 one time fee received from IRISO for granting them a non-exclusive worldwide license, partially offset by the slight increase of royalty recognized from the sale of our Intragene technology.

General and administrative expenses decreased from $211,000 for the quarter ended May 31, 2003, to $174,000 for the quarter ended May 31, 2004, representing a decrease of $37,000 or 18%. The decrease in general and administrative expenses during the three months ended May 31, 2004 is primarily attributed to a decrease in salaries and liability insurance expenses. During the three month periods ended May 31, 2004 and 2003, the Company recognized salary expenses of $15,000 in each period, as cost associated with the revenue generated from management services fees from Oryx Ventures. We expect operating expenses to remain at the same levels as our first quarter run rate as steps to reduce overall operating expenses were completed during the later half of fiscal 2004. We are focusing our management efforts on S2 Technologies and not actively pursuing new opportunities to charge fees for management services through Oryx Ventures.

Research and development expenses decreased by $2,000 or 13% from $16,000 for the three months ended May 31, 2003 to $14,000 for the three months ended May 31, 2004. The decrease of research and development for the three months ended May 31, 2004 is primarily attributed to a decrease in expenses related to patent activities during this quarter. Research and development expenditures in future periods will continue to primarily be legal expenses related to patent activities. We anticipate that research and development expenditures in future periods will be at approximately the same level as fiscal 2004 for the foreseeable future, primarily representing expenses related to patent activities.

For the three months ended May 31, 2004 and 2003 we recorded net interest income of $1,000 in each period. We anticipate less interest income in the future since cash and cash equivalent balances and interest rates have decreased.

Investment loss from Oryx Ventures' activities consists primarily of recognition of losses relating to our percentage ownership share of S2 Technologies. From our original investment in August 2000 through our participation in the S2 Technologies Series B Financing in October 2001, we recognized approximately 71% of S2 Technologies' losses, which reflected our percentage of total capital invested in this company, in lieu of our percentage equity ownership. Subsequent to the S2 Technologies Series B Preferred financing in October 2001, due to the addition of several new investors, we recognized 35% of S2 Technologies' losses that reflects our equity ownership in S2 Technologies. Since then, due to several subsequent additional investments in S2 Technologies, our percentage ownership in S2 Technologies has fluctuated and was 38.4% at May 31, 2004. Investment loss from Oryx Ventures activities were $181,000 for the three months ended May 31, 2004, compared to $189,000 for the three months ended May 31, 2003. At May 31, 2004 the carrying value of our S2 Technologies investment was $530,000.

We evaluate the carrying value of our ownership interest in S2 Technologies for possible impairment on a quarterly basis. The method to determine if there is an impairment loss is based upon Oryx's prorata share of S2 Technologies' net realizable value, which consists primarily of net available cash at May 31, 2004. While S2 Technologies is behind in achievement of its financial plan objectives and milestones, we believe with the recent receipt of initial orders with several large multinational companies, coupled with its recent February 2004 financing round, S2 Technologies should be able to successfully develop its business. However, if S2 Technologies cannot convert these initial orders into higher levels of sales or cannot obtain needed financing or such financing is dilutive to our equity ownership interest in S2 Technologies, our investment balance of $530,000 as of May 31, 2004 may be subject to additional impairment charges.

Mark Underseth, Chief Executive Officer of S2 Technologies, is the brother of Mitchel Underseth, who was the Chief Financial Officer of Oryx until November 30, 2002. Mitchel Underseth did not participate in Oryx's due diligence or negotiations with respect to Oryx's investments in S2 Technologies and abstained from voting or discussion when the Oryx Board of Directors considered this matter. In December 1, 2002, Mitchel Underseth joined S2 Technologies as their Chief Financial Officer. Mitchel Underseth has continued providing services to us as a consultant and was paid $9,000 during the three month periods ended May 31, 2004 and 2003.

We recorded $7,000 as other income during the three months ended May 31, 2004, consisting of a reimbursement we received for duty drawback related to a 1997 transaction.

We believe our operating losses will continue through fiscal 2005, as the anticipated royalty revenue from our SurgX and management fees generated from Oryx Ventures will not be sufficient to cover expected expenses for fiscal 2005.


Liquidity and Capital Resources

Our working capital decreased $98,000, or 30%, from a surplus of $327,000 at February 29, 2004, to a surplus of $229,000 at May 31, 2004, primarily attributed to a net loss from operations during the three months ended May 31, 2004. Our ratio of current assets to current liabilities was 1.8:1 at May 31, 2004 and 2.2:1 at February 29, 2004.

Net cash used in operations was $56,000 for the three months ended May 31, 2004. This compares to $135,000 net cash provided by operations during the three months ended May 31, 2003, due to operating income attributed to the one-time $200,000 payment received by IRISO during this period. Cash provided by (used in) operations consisted primarily of operating gain or losses adjusted for non-cash related items, which includes loss on investments in affiliates, impairment and depreciation.

There was no investing activity during the three months ended May 31, 2004. This compared to net cash used in investing activities of $200,000 for the three months ended May 31, 2003 consisting of an investment by Oryx Ventures of $200,000 in S2 Technologies' preferred stock. We do not expect to have any material capital expenditures for the year ended February 28, 2005.

We do not believe we have sufficient capital to meet our anticipated working capital requirements through fiscal year 2005. Our fiscal year 2005 operating plan requires us to obtain additional funding by raising additional equity or taking other steps. There can be no assurance that such funding can be effected in time to meet our needs, if at all, or that any such transaction will be on terms acceptable to us or in the interest of our stockholders. On January 10, 2003 our stock was delisted from The NASDAQ SmallCap Market and now trades on the OTC Bulletin Board. Delisting of our common stock makes it more difficult for us to raise funds through the sale of our stock. As a result of these circumstances, our independent registered public accounting firm's report on our consolidated financial statements for the fiscal year ended February 29, 2004 includes an explanatory paragraph indicating that there is substantial doubt about Oryx's ability to continue as a going concern.

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

As of May 31, 2004 we had an accumulated deficit of approximately $27.1 million. We incurred net losses of approximately $0.3 million for the quarter ended May 31, 2004, $1.0 million for the fiscal year ended February 29, 2004 and $2.1 million for fiscal 2003. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher royalty fees to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to generate higher royalty fees, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline. As a result of the foregoing factors, the report of our independent registered public accounting firm with respect to our financial statements at February 29, 2004 and February 28, 2003 includes an explanatory paragraph indicating that there is substantial doubt about Oryx' ability to continue as a going concern.

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

     o    adverse market conditions for development stage companies; and

     o the significant risk associated with investment in small start-up companies, given a very unreceptive financing environment for such companies along with Oryx's lack of capital to provide follow on financing, if required

Our future operating results will depend to a very large degree on the financial success of S2 Technologies and upon our ability to assist S2 Technologies in getting to cash flow positive. All of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. To date, none of our portfolio companies have met their projected financial targets, and except for NetConversions, provided any return to their investors. Further, we have written down the value of our investment in LOTS to zero. Our investment in S2 Technologies will continue to have a negative impact on our financial statements. As of May 31, 2004, we had invested a total of approximately $3.8 million in S2 Technologies; however, the current book value of our investment in S2 Technologies is $530,000. We may not be able to successfully develop S2 Technologies and there can be no assurance that we will either recoup our investment or receive any return on our investment.


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

Cooper Electronics Technologies paid us minimum royalty payments through June 2001. However, it did not make a $1 million royalty payment due on September 15, 2002 to maintain exclusivity and, at such time, its license of our SurgX technology, pursuant to the terms of the license agreement, automatically became a non-exclusive license. Due to low sales of SurgX products by Cooper Electronics Technologies, it did not pay us any royalties for fiscal years 2002 and 2003 and paid us only $56,000 in royalties for fiscal 2004 and $43,000 for the first quarter of fiscal 2005. In addition, IRISO notified us in 2002 that it had elected not to pay the minimum annual royalty for the royalty year ended October 2002. As a result of IRISO's election, the license granted to IRISO converted to a non-exclusive license for Japan for the remaining term of the license agreement. On April 1, 2003, we executed an amendment to the license agreement granting IRISO a non-exclusive worldwide license for a one-time fee of $200,000. In fiscal 2004, IRISO made royalty payments totaling $219,000 and paid us $42,000 in royalty during for the first quarter of fiscal 2005.

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

Our investment securities currently comprise approximately 50% of our total assets and this may require us to attempt to reduce our investment securities as a percentage of our total assets. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we sell investment securities, we may sell them sooner than we otherwise would. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.


We depend on certain key employees, and the loss of any of those employees may harm our business.

Our performance is substantially dependent on the performance of Philip Micciche, our President, Chief Executive Officer and Chief Financial Officer. The loss of the services of Mr. Micciche or the key employees of our portfolio company, S2 Technologies, may harm our business. As of November 30, 2002, Mitchel Underseth, our Chief Financial Officer terminated his employment with Oryx and joined S2 Technologies. Mr. Micciche assumed the additional role of Chief Financial Officer, effective as of Mr. Underseth's resignation.


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

The development, design and manufacture of technology constantly undergo rapid and significant change. We rely on our licensees, Cooper Electronics Technologies and IRISO, for technological improvements to the SurgX technology. Previously, we had provided limited research and development support for our SurgX technology but we terminated this activity February 1, 2003. Our success will depend upon our licensees' ability to maintain a competitive position with respect to our proprietary and other enhanced technology and to continue to attract and retain qualified personnel in all phases of our licensees' operations. Our business is, to a large degree, dependent upon enhancements to the SurgX technology. Critical to our success and future profitability will be the capacity of our licensees to improve this technology. Product development and enhancement involve substantial research and development expenditures and a high degree of risk, and there is no assurance that these product development efforts will be successful, will be accepted by the market, or that such development efforts can be completed on a cost-effective or timely basis, or that there will be sufficient funds to support development efforts. There can be no assurance that future technological developments by other companies will not render existing or proposed SurgX products uneconomical or obsolete. Furthermore, there can be no assurance that our licensees will continue any research and development activities with respect to our SurgX technology or that, without funding from current or any future licensees, we will have the financial capacity to support any research and development activities with respect to SurgX technology internally. In September 2001, Cooper Electronics Technologies informed the Company that unless it receives significant orders for its SurgX based products and/or finds other companies willing to share in SurgX development cost, it will significantly curtail or abandon all SurgX related development activities. While Cooper Electronics Technologies has not yet abandoned development activities, there can be no assurances that it will continue any development activities related to SurgX technology in the future. Without the financial support of the licensees of our SurgX technology, we will not have the financial capacity to support and conduct SurgX research and development activities. There can be no assurance that we will receive such support from our licensees.


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

As a result of various transactions previously entered by us, as of May 31, 2004, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 623,805 shares of common stock. This represents significant additional potential dilution for our existing stockholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these convertible securities, there may be further dilution based on the price at which we issue other securities in the future.



Item 3.   Controls and Procedures

     (a) Evaluation of disclosure controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated under the supervision of our Chief Executive Officer, who is also our Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer, who is also our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal control over financial reporting.

During the period covered by this Quarterly Report on Form 10-QSB there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K

         The Company filed one Report on Form 8-K/A during the quarter ended May 31, 2004. On April 5, 2004, the Company filed a report on Form 8-K/A to amend items 2 and 7 of the Report of Form 8-K dated February 3, 2003 and filed on February 6, 2004 to include financial statements required by Item 310 of Regulation S-B.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ORYX TECHNOLOGY CORP.

Dated:  July 15, 2004         By: /s/ Philip J. Micciche
                                  ----------------------------------------------
                                  Philip J. Micciche
                                  President, Chief Executive Officer, Chief
                                   Financial Officer and Director (Principal
                                   Executive Officer and Principal Financial and Accounting Officer)