Form 10QSB
period 2004-08-31
ORYX TECHNOLOGY CORP
filed 2004-10-15
CIK 915355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004.

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


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the issuer's Common Stock as of August 31, 2004 was 2,821,335.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents



PART I.  FINANCIAL INFORMATION
                                                                            Page

Item 1.  Financial Statements (unaudited)......................................3

Item 2.  Management's Discussion and Analysis or Plan of Operation............11

Item 3.  Controls and Procedures..............................................35


PART II.  OTHER INFORMATION


Item 6.  Exhibits.............................................................36

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


              Assets                                              August 31,      February 29,
                                                                     2004            2004
                                                                 ------------    ------------
Current assets:
  Cash and cash equivalents                                      $    280,000    $    564,000
  Accounts receivable, net of allowance for doubtful
    accounts of $0 and $34,000                                          4,000              --
  Receivable from affiliate                                             5,000           5,000
  Other current assets                                                 64,000          37,000
                                                                 ------------    ------------
    Total current assets                                              353,000         606,000

Property and equipment, net                                             1,000           3,000
Investments in affiliates                                             326,000         717,000
                                                                 ------------    ------------
                                                                 $    680,000    $  1,326,000
                                                                 ============    ============

              Liabilities, Mandatorily Redeemable Convertible
                  Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable                                               $     13,000    $     15,000
  Accrued liabilities                                                 239,000         264,000
                                                                 ------------    ------------
    Total current liabilities                                         252,000         279,000
                                                                 ------------    ------------



Series A 2% mandatorily redeemable convertible preferred stock
    $0.001 par value; 3,000,000 shares authorized;
    750 shares issued and outstanding                                  18,000          18,000
                                                                 ------------    ------------

Stockholders' equity:
  Common stock, $0.001 par value; 25,000,000 shares
    authorized; 2,821,335  issued and oustanding                        3,000           3,000
  Additional paid-in capital                                       27,806,000      27,806,000
  Accumulated deficit                                             (27,399,000)    (26,780,000)
                                                                 ------------    ------------
      Total stockholders' equity                                      410,000       1,029,000
                                                                 ------------    ------------
                                                                 $    680,000    $  1,326,000
                                                                 ============    ============


See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                 Three Months Ended            Six Months Ended
                                                                     August 31,                    August 31,
                                                           --------------------------     --------------------------
                                                               2004           2003            2004           2003
                                                           -----------    -----------     -----------    -----------
Revenue:
   Royalty                                                 $    49,000    $    50,000     $   134,000    $   322,000
   Services to affiliates                                        9,000          9,000          18,000         18,000
                                                           -----------    -----------     -----------    -----------
                                                                58,000         59,000         152,000        340,000
                                                           -----------    -----------     -----------    -----------

Cost of revenue:
   Services to affiliates                                       14,000         14,000          29,000         29,000
                                                           -----------    -----------     -----------    -----------
                                                                14,000         14,000          29,000         29,000
                                                           -----------    -----------     -----------    -----------

    Gross profit                                                44,000         45,000         123,000        311,000
                                                           -----------    -----------     -----------    -----------

Operating expenses:
   General and administrative                                  161,000        195,000         335,000        406,000
   Research and development                                     14,000          7,000          28,000         23,000
                                                           -----------    -----------     -----------    -----------
    Total operating expenses                                   175,000        202,000         363,000        429,000
                                                           -----------    -----------     -----------    -----------


Loss from operations                                          (131,000)      (157,000)       (240,000)      (118,000)

Interest income                                                     --             --           1,000          1,000
Equity in net loss of affiliates                              (198,000)      (159,000)       (397,000)      (348,000)
Other income                                                        --             --           7,000             --
                                                           -----------    -----------     -----------    -----------

Loss before income tax                                        (329,000)      (316,000)       (611,000)      (465,000)
Income tax expense                                              (4,000)       (85,000)         (8,000)       (85,000)
                                                           -----------    -----------     -----------    -----------
    Net loss                                               $  (333,000)   $  (401,000)    $  (619,000)   $  (550,000)
                                                           ===========    ===========     ===========    ===========

Basic and diluted net loss per share                       $     (0.12)   $     (0.19)    $     (0.22)   $     (0.28)
                                                           ===========    ===========     ===========    ===========

Weighted average common shares used to
    compute basic and diluted net loss per share             2,821,335      2,067,313       2,821,335      1,951,824
                                                           ===========    ===========     ===========    ===========


See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended
                                                               August 31,
                                                         ----------------------
                                                           2004          2003
                                                         ---------    ---------
Cash flows from operating activities:
  Net loss                                               $(619,000)   $(550,000)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Equity in net loss of affiliates                       391,000      360,000
    Depreciation                                             2,000        3,000
      Changes in assets and liabilities
        Accounts receivable                                 (4,000)         --
        Other current assets                               (27,000)     (15,000)
        Accounts payable                                    (2,000)      25,000
        Accrued liabilities                                (25,000)     120,000
                                                         ---------    ---------
            Net cash used in operations                   (284,000)     (57,000)
                                                         ---------    ---------

Cash flows from investing activities:
  Investment in S2 Technologies                               --       (200,000)
                                                         ---------    ---------
            Net cash used in investing activities             --       (200,000)
                                                         ---------    ---------

Cash flows from financing activites:
  Proceeds from sale of common stock and warrants             --        625,000
            Net cash provided by financing activities    ---------    ---------
                                                              --        625,000
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents      (284,000)     368,000)
Cash and cash equivalents at beginning of period           564,000      381,000
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 280,000    $ 749,000
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

Because the Company has insufficient capital to meet its working capital requirements through the next twelve months, the opinion of the Company's independent accountants with respect to the consolidated financial statements included in the Form 10-KSB for the year ended February 29, 2004 included an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 - STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations and complies with the disclosure provisions of Statement of Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure - an Amendment of FASB Statement No. 123." The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair market recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                          Three months ended             Six months ended
                                                               August 31,                     August 31,
                                                      --------------------------     --------------------------
                                                         2004           2003            2004           2003
                                                      ----------    -----------      ----------    -----------
Net loss reported                                     $ (333,000)   $  (401,000)     $ (619,000)   $  (550,000)


Stock-based employee compensation expense
  determined under fair value for all awards              (5,000)       (23,000)        (15,000)       (52,000)

                                                      ----------    -----------      ----------    -----------
Pro forma net loss                                    $ (338,000)   $  (424,000)     $ (634,000)   $  (602,000)
                                                      ==========    ===========      ==========    ===========

Reported net loss per share                           $    (0.12)   $     (0.19)     $    (0.22)   $     (0.28)
                                                      ==========    ===========      ==========    ===========
Pro forma net loss per share                          $    (0.12)   $     (0.21)     $    (0.22)   $     (0.31)
                                                      ==========    ===========      ==========    ===========



The Company did not grant any options during the three and six month periods ended August 31, 2004 and 2003.

NOTE 3 - LOSS PER SHARE

Basic and diluted loss per share for the periods presented have been computed by dividing the net loss by the weighted average common shares outstanding for the period. Due to the net losses incurred for the periods presented, all common stock equivalents (options, warrants and preferred stock) outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. Anti-dilutive securities and common stock equivalents at August 31, 2004 which could be dilutive in future periods include common stock options to purchase 218,251 shares of common stock, warrants to purchase 435,605 shares of common stock, and 750 shares of Series A preferred stock which may be converted into 875 shares of common stock. Anti-dilutive securities and common stock equivalents at August 31, 2003 include common stock options to purchase 219,151 shares of common stock, warrants to purchase 314,679 shares of common stock, 750 shares of Series A preferred stock which may be converted into 875 shares of common stock.


NOTE 4 - INVESTMENTS

The applicable accounting method the Company uses to record its investment in S2 Technologies, Inc. ("S2 Technologies") is determined by the Company's voting interest in S2 Technologies and the level of influence the Company exercises over such company. In general, the Company will use the equity method when its ownership level exceeds 20% but is not greater than 50% and will use the cost method when the Company's ownership is less than 20% and the Company does not exercise significant influence or effective control. Whether or not the Company exercises significant influence with respect to a portfolio company depends on an evaluation of several factors including the Company's management capacity and decision making authority relative to the management services the Company provides to the portfolio company, level of representation on the portfolio company's board of directors and level of voting rights associated with its equity holdings. Since the Company's initial investment in S2 Technologies, the Company has used the equity method because its ownership level exceeds 20% but has not been greater than 50%.

At February 29, 2004, the Company had a voting ownership in S2 Technologies of approximately 40%. As a result of S2 Technologies not reaching a milestone as of March 31, 2004, S2 Technologies reduced the conversion price of S2 Technologies' Series C preferred stock to 50% of the original price. As a result of this adjustment, the Company's voting ownership in S2 Technologies was approximately 38.4% as of August 31, 2004.

The  Company  is  also  providing  senior  management  advisory  services  to S2
Technologies in exchange for a cash fee. The Company recognized $9,000 in management service fees from S2 Technologies for each of the three-month periods ended August 31, 2004 and 2003.

The Company has recognized losses attributable to its ownership of S2 Technologies of $2,920,000 as of August 31, 2004 of which $198,000 and $159,000 are included in net loss for the three month periods ended August 31, 2004 and 2003, respectively. At August 31, 2004, the carrying value of the Company's investment in S2 Technologies was $326,000.

Mark Underseth, Chief Executive Officer of S2 Technologies, is the brother of Mitchel Underseth, who was the Chief Financial Officer and a director of the Company until November 30, 2002. Mitchel Underseth did not participate in the Company's due diligence or negotiations with respect to the Company's investments in S2 Technologies and abstained from voting or discussion when the Company's Board of Directors considered this matter. On December 1, 2002, Mitchel Underseth joined S2 Technologies as its Chief Financial Officer. Mitchel Underseth has continued providing services to the Company as a consultant and has been paid $54,000 since December 1, 2002 through August 31, 2004, including $9,000 for the three months ended August 31, 2004.

Summarized financial information for S2 Technologies is as follows:

                                       August 31,      February 29,
                                          2004            2004
                                     -------------   -------------

Current Assets                       $  2,000,000    $  3,021,000
Non-current assets                        116,000          33,000
Current liabilities                       518,000         440,000
Redeemable preferred stock              7,928,000       7,932,000
Stockholders' deficit                  (6,330,000)     (5,318,000)


                                           Three Months Ended
                                       August 31,      August 31,
                                          2004            2003
                                     -------------   -------------

Net sales                            $     95,000    $     45,000
Loss from continuing operations          (537,000)       (398,000)
Net loss                                  532,000        (397,000)


                                            Six Months Ended
                                       August 31,      August 31,
                                          2004            2003
                                     -------------   -------------

Net sales                            $     185,000    $     66,000
Loss from continuing operations         (1,020,000)       (851,000)
Net loss                                (1,012,000)       (849,000)


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


NOTE 5 - SEGMENT INFORMATION

The Company groups its business into two operating segments and a corporate segment (as defined by SFAS No. 131 "Disclosure about Segments and Enterprise and Related Information"): (i) SurgX, the subsidiary through which it licenses its surge protection technology; (ii) Oryx Ventures, the entity which provides strategic and management services and investment to technology-oriented start-up companies (such as S2 Technologies); and (iii) the corporate segment which supports and provides administrative, accounting and financial services. The Company's minority interest of 3% in SurgX is not significant; therefore, it is not reflected in our financial statements.



                                                          Three Months Ended            Six Months Ended
                                                               August 31,                    August 31,
                                                     ---------------------------   ---------------------------
                                                         2004           2003           2004           2003
                                                     -----------    -----------    -----------    -----------
Revenues:
  Surgx                                              $    49,000    $    50,000    $   134,000    $   322,000
  Oryx Ventures                                            9,000          9,000         18,000         18,000
                                                     -----------    -----------    -----------    -----------
                                                     $    58,000    $    59,000    $   152,000    $   340,000
                                                     ===========    ===========    ===========    ===========

Operating income (loss):
  Surgx                                              $    35,000    $    43,000    $   105,000    $   299,000
  Oryx Ventures                                           (6,000)        (6,000)       (12,000)       (13,000)
  Corporate                                             (160,000)      (194,000)      (333,000)      (404,000)
                                                     -----------    -----------    -----------    -----------
                                                     $  (131,000)   $  (157,000)   $  (240,000)   $  (118,000)
                                                     ===========    ===========    ===========    ===========

Depreciation and amortization expense:
                                                     -----------    -----------    -----------    -----------
  Corporate                                          $     2,000    $     2,000    $     3,000    $     3,000
                                                     ===========    ===========    ===========    ===========

                                                                                     August 31,     August 31,
Identifiable assets:                                                                   2004           2003
                                                                                   -----------    -----------
  SurgX                                                                            $     4,000    $       --
  Oryx Ventures                                                                        331,000        604,000
  Corporate                                                                            345,000        722,000
                                                                                   -----------    -----------
                                                                                   $   680,000    $ 1,326,000
                                                                                   ===========    ===========


Loss on investments of $198,000 and $159,000 for the three month periods ended August 31, 2004 and 2003, respectively, in the Company's condensed consolidated statements of operations relates to the Oryx Ventures segment, representing losses on equity investments made by Oryx Ventures. Included in identifiable assets of Oryx Ventures at August 31, 2004 and February 29, 2004 are $326,000 and $717,000, respectively, which represents the value of S2 Technologies (see note 4).


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2004. The Company is currently evaluating the impact that the adoption of FIN 46 may have on its investment in S2 Technologies.

Item 2. Management's Discussion and Analysis or Plan of Operations

This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended February 29, 2004. As used herein, "we", "our", "us" and the like refer to Oryx Technology Corp.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, competitive growth, new product introductions by our licensees, success of research and development efforts by our licensees, customer acceptance of new products and the performance of the portfolio company we invested in. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, adverse business conditions, dependence upon our licensees for the commercial success of SurgX products, adverse changes in customer order patterns for Surgx related products, increased competition, lack of acceptance of SurgX new products, our licensees lack of success in technological advancement, adverse capital markets, adverse business conditions and other factors that may negatively affect our portfolio company, S2 Technologies. All investors should carefully read the Form 10-KSB together with this Form 10-QSB, and consider all such risks before making an investment decision with respect to the Company's stock.

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

While our SurgX licensees have recently seen a significant increase in demand for SurgX products, royalty revenue from their shipments of products incorporating our SurgX technology are insufficient to support our operations and there can be no assurances that they will be successful in increasing sales of products based on our SurgX technology in the future.


Licensees


Cooper Electronics Technologies

In fiscal year 1997, we granted Cooper Bussmann a non-exclusive license in Japan and an exclusive license for the rest of the world to manufacture and market surface mount and connector array components using SurgX technology. Cooper Bussmann is a leading manufacturer of fuses and other circuit protection devices, and its target market for products incorporating the SurgX technology is the electronics market. In consideration for this license, Cooper Bussmann paid us $750,000 in development funding, and, subject to terms of the license agreement, became obligated to pay us royalties for approximately eleven years based upon Cooper Bussmann sales of SurgX surface mount components and connectors. In September of 1997, this license agreement was amended to extend its term to 20 years, expand Cooper Bussmann's license rights for SurgTape for board-level ESD protection, and provide SurgX with a cash advance of $1.7 million, in the form of non-refundable minimum royalties to finance the development and commercialization of SurgTape, which was not commercialized. Pursuant to the terms of the license agreement, Cooper Bussmann was granted an exclusive license through June 2001 in exchange for the $1.7 million cash advance it provided to us. Subsequently, Cooper Bussmann did not make a required $1 million royalty payment due September 15, 2002 to maintain its exclusive license to the SurgX technology and its license automatically converted to a nonexclusive basis as of September 15, 2002. Due to lower than anticipated sales of SurgX products, we did not receive any royalties from Cooper Bussmann during fiscal years 2002 and 2003. However, we did receive royalty payments of $56,000 and $47,000 from Cooper Bussmann for sales of SurgX products for the year ended February 29, 2004 and for the six months ended August 31, 2004, respectively.

During fiscal 2000, Cooper Bussmann formed Cooper Electronics Technologies, Inc. to handle research, development, manufacturing and sales and marketing functions for the printed circuit board level electronic circuit protection and conditioning products within Cooper Bussmann. This effort encompassed several technologies, including products incorporating SurgX technology. Cooper Electronics Technologies has a worldwide network of direct sales and representative entities and technical distribution groups responsible for the promotion and sales support of its products including SurgX electrostatic surge protection devices. Currently, Cooper Electronics Technologies offers three SurgX products: 0805 Chip Polymer ESD Suppressant, 41206 Four Element Array and 0603 Polymer ESD Suppressant.

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

Cooper Bussmann has been utilizing an Asian based contract manufacturer to produce its SurgX based products: 0805 Chip Polymer ESD Suppressant, 41206 Four Element Array and 0603 Polymer ESD Suppressant. The 0805 Chip Polymer ESD Suppressant was the first product introduced by Cooper Electronics and has been sold for use in home phone systems. The 41206 Four Element Array has been sold for use in devices to protect the USB signal lines in portable communication and set top box applications. The most recent product introduced by Cooper Electronics, the 0603 Polymer ESD Suppressant, has been sold for use in cellular devices, PDA's, set top boxes and DSL type equipment. During 2004, Cooper has internally developed a non ceramic based chip structure to deliver the SurgX polymer (PolySurg TM ) and has initiated the manufacturing of the new product line in Cooper's China manufacturing plants. This is in addition to the current ceramic based chips from Taiwan. The 0603 PolySurg production is starting Q4, 2004 and the 0402 footprint will be in production Q1, 2005.

Historically, until two years ago, Cooper Electronics Technologies sales of SurgX products had been lower than anticipated. Sales of SurgX products by Cooper Electronics Technologies for fiscal 2001 were under three million units. Sales of SurgX products in fiscal 2002 were also significantly lower than anticipated, with less than 18 million units shipped during the period, partially due to a persistent overall slowdown in the electronics industry and the inability of our SurgX polymer technology to meet more stringent technical protection requirements of customers for new integrated circuit devices and fiber optic amplifier components. In fiscal 2003, with concentrated application engineering and marketing effort and the introduction of the 0603 ESDA product, Cooper Electronics Technologies shipped over 30 million devices in a combination of 0603, 0805, and 4 line array configurations. In fiscal 2004, Cooper Electronics Technologies shipped over 100 million devices, as the 0603 ESD product continues to gain popularity with the designer community due to the high frequency performance and new pricing policies aimed at replacing other devices traditionally used for ESD protection. Cooper Electronics Technologies has gained design wins and is shipping to large multinational customers such as Canon, Panasonic, Sanyo, Toshiba, Motorola, Siemens, Fujitsu, Sony, Kyocera, and Kenwood.

For the first half of fiscal 2005 the order rate for SurgX products continues to increase and is twice the rate of the previous year's shipments. This increase is primarily the result of the technology coming into wider use by circuit designers for a wider range of applications and meeting competitive pricing of traditional ESD protection components. Cooper is planning on similar large shipment rate growth for the following year. Major growth of device sales, overall, is predicated on not only pricing but performance and packaging format. While the sales prices of devices incorporating our SurgX technology were impacted by the severe price erosion during the past three years resulting from industry overcapacity, a market study from Paumanok Publications, Inc., issued in January 2004, suggest a general improvement in the overall pricing for this upcoming year, which is beginning to materialize, according to our licensee Copper Electronics


IRISO

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

In fiscal 2002 we transferred the manufacturing of SurgX liquid material to IRISO in Japan. We also terminated our internal development activities on February 1, 2003. All future SurgX liquid manufacturing enhancements and liquid development activities will be borne by IRISO.

In fiscal 2001, IRISO paid us $100,000 in licensing royalties for shipments during that year. In fiscal 2002, IRISO paid its minimum licensing royalty obligation of $200,000 for the royalty year ending October 2001 and made royalty payments to us totaling $148,000 in fiscal 2003 for the royalty year ending October 2002, which was below the minimum annual royalty amount for IRISO to maintain its co-exclusive license. As a result, IRISO's license with us converted to a non-exclusive license for the remaining term of the license agreement. On April 1, 2003, IRISO paid us a one time fee of $200,000 in connection with an amendment to the license agreement to expand IRISO's licensed territory from Japan to a non-exclusive worldwide license. In fiscal 2004, IRISO made royalty payments totaling $219,000 and also paid us $42,000 and $45,000 in royalties for the first two quarters of fiscal 2005, respectively.


Other Potential Licensees

To expand the market for SurgX products, in fiscal 2003 we initiated discussions with several companies regarding licensing our SurgX technology. However, we were unsuccessful in entering into a new license agreement for our SurgX technology with any of the four companies we were in discussions with. Consequently, we significantly curtailed our solicitation of and negotiation with potential new licensees. At the beginning of calendar 2004 we initiated licensing discussions with three additional companies. Negotiations with two of these companies were not successful, but in May 2004 we entered into a patent and technology license agreement with the remaining company we were negotiating with. Under this agreement, payment to us of a licensing fee is contingent upon such licensee company receiving its first round of financing. This agreement is also subject to termination at the option of the licensee company. We can provide no assurance as to the likelihood or timing of receipt of any licensing or royalty fees under this agreement.


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


Primary Market Segment

Our licensees, IRISO and Cooper Bussmann, through its business unit, Cooper Electronic Technologies, have sole responsibility for marketing products incorporating our SurgX polymer technology. The TVS protection or ESD function traditionally served by zener diodes and varistors is the primary market targeted by our licensees. This market in calendar 2003 was approximately $900 million. This market consists of two segments: the low energy high frequency ESD type protection where the SurgX device is optimal in its function and the much lower clamp (trigger voltage) or higher energy lower clamping capability application currently outside the SurgX specification area. In calendar 2003, the zener diode market was approximately $400 million with 25 billion units shipped and the varistor market was approximately $500 million with 10 billion units shipped. However, in order to fully participate in these segments, the SurgX device must be offered in a smaller footprint, designed with lower trigger and clamp voltage and higher cycle capability, in addition to higher energy capacity, to withstand higher or longer duration transient pulses. Within these markets the most important factor in choosing a device for TVS protection tends to be cost. After cost, reliability, footprint, trigger voltage, level of capacitance, response time, size, energy handling and leakage current are important criteria in selecting a device. SurgX technology currently is competitive with other devices for low capacitance and low leakage criteria, albeit a small sub-segment of the overall market, with approximately 100 million units of SurgX ESD protection units shipped in calendar 2003. The low capacitance requirement of ESD protection devices in many circuit designs is already providing the entry for SurgX into the market segment currently served by diode/varistors. Our licensees are participating, in a very limited way, in the low price, high volume diode/varistors market, however, they have found it difficult to meet the required electrical performance and smaller footprint required for products in this market.

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

Competition

The primary competitor to SurgX technology is a polymer base over-voltage protection product of Littlefuse, Inc. Both Littlefuse, Inc. and our licensees serve a small niche of the overall market. As SurgX components are becoming more price competitive and available in higher volumes, our licensees are attempting to compete with conventional over-voltage transient protection zener diode manufacturers, such as Toshiba Semiconductor, Renases Technology, Fairchild Semiconductor, Diodes, and Inc and Vishay. Also, as our licensees develop smaller footprint SurgX products, such as the 0402 discrete component, they intend to compete with varistors manufacturers such as EPOC, Amotech, TDK and AVX. Broader market acceptance of products incorporating our SurgX technology depends on cost, reliability record, protection performance, packaging format, and ability to disseminate the application information to the designers, in that order, which to date have not been achieved by our licensees.


Oryx Ventures, LLC

We established Oryx Ventures, LLC, a Delaware limited liability company, in May 2000 to act as an investment and management services entity for us. Oryx Ventures is a wholly-owned subsidiary of Oryx and is managed by our employees. Previously, Oryx had contributed investment funds to Oryx Ventures from its existing cash balances. At present, due to a lack of capital and adverse conditions in the capital markets, coupled with the uncertainty of future royalty income from SurgX, we are limiting the activities of Oryx Ventures to supporting one portfolio company, S2 Technologies, and are not actively seeking new investments. Oryx Ventures provides strategic and management services in several areas of business, including administration, accounting and sales to S2 Technologies and has received equity and cash for the management services it is providing. However, due to the departure of Mitchel Underseth as our Chief Financial Officer, we have scaled back on the services we provide to S2 Technologies and other companies.

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

                                                                     -----------
                                                                     $ 3,768,200
                                                                     ===========


We are also providing senior management advisory services to S2 Technologies for a cash fee. As of August 31, 2004 our total voting ownership of S2 Technologies was approximately 38.4 %.

S2 Technologies provides value-added tools that address the development, integration and testing phases of the embedded software process. The goal is to increase software developers' productivity and decrease the time it takes for their products to reach commercialization. S2 Technologies released its first product, Stride 1.0, in March 2002 and anticipates releasing Stride 2.0 later this calendar year. Sales to date have been minimal and are lower than anticipated primarily as a result of a much longer sales cycle than was originally anticipated.

Given the limited capital resources of S2 Technologies at the time we made our original investment, we began recognizing losses on our investment in S2 Technologies based upon our pro-rata share of the initial Series A preferred financing. Concurrent with the Series B preferred financing, we began recognizing losses on our investment in S2 Technologies based upon our total equity ownership percentage in S2 Technologies. As of August 31, 2004, we had recognized cumulative losses attributable to our ownership of S2 Technologies of $2,920,000, of which $198,000 and $379,000 were for the three and six month periods ended August 31, 2004, respectively. At August 31, 2004, our investment in S2 Technologies was carried at $326,000. We evaluate the carrying value of our ownership interest in S2 Technologies for possible impairment on a quarterly basis. As a result of S2 Technologies not meeting certain milestones established in fiscal 2003, we recorded an impairment loss of $412,000 for the fiscal year ended February 28, 2003. The method to determine the impairment loss was based upon our pro rata share of S2 Technologies' net realizable value, which consist primarily of net available cash at February 28, 2003. For the year ended February 29, 2004 and for the six months ended August 31, 2004 our pro rata share of S2 Technologies' net realizable value was in excess of our investment balance and therefore, no impairment loss was recorded in these periods.

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

We may not be able to successfully address these problems. Moreover, our future operating results will depend to a very large degree on the financial success of our only portfolio company, S2 Technologies, and upon our ability to assist S2 Technologies in becoming cash flow positive. The three portfolio companies we invested in were early-stage companies with limited operating histories and limited or no revenues. To date, S2 Technologies is our only portfolio company that is still actively pursuing its business model. LOTS Technology ceased operations and filed for bankruptcy and NetConversions was sold. These investments have had a negative impact on our financial statements. We have recorded losses of $500,000 for writing off our investment in LOTS and accumulated losses of $3,332,000 representing our pro rata share of S2 Technologies' losses and impairment charges. At present, we are focusing our efforts on S2 Technologies. However, we may not be able to successfully develop S2 Technologies and there can be no assurances that we will either recoup our investment or receive any return on our investment in S2 Technologies.


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

The applicable accounting method used to record our investments in S2 Technologies is determined by our voting interest in S2 Technologies and the level of influence we exercise over the company. In general, we use the equity method when our ownership level exceeds 20% but is not greater than 50% and we use the cost method when our ownership is less than 20% and we do not exercise significant influence or effective control. Whether or not we exercise significant influence with respect to a portfolio company, which at this time we do not, depends on an evaluation of several factors including our management capacity and decision making authority relative to our management services we provide to the portfolio company, level of representation on the portfolio company's board of directors and level of voting rights associated with our equity holdings. Since our initial investment in S2 Technologies we have used the equity method because our ownership level exceeds 20% but has not been greater than 50%.

Costs to support Oryx Ventures activities are primarily related to salary expenses of Oryx employees associated with providing management services to S2 Technologies. Effective November 30, 2002, Mitchel Underseth, our Chief Financial Officer, resigned from Oryx to join S2 Technologies. As of August 31, 2004, there was one executive and one administrative employee providing management services through Oryx Ventures to S2 Technologies. Currently, Oryx Ventures receives cash fees as payment for providing management services to S2 Technologies.


Research and Development

In fiscal year 2000, we transferred all of our SurgX research and development to Cooper Electronics Technologies, a subsidiary of Cooper Bussmann. Cooper Electronics Technologies has funded substantially all research and development activities with respect to SurgX technology for fiscal years 2003 and 2004. The total amount spent by us on research and development activities in the three and six month periods ended August 31, 2004 was $14,000 and $28,000, respectively. This compares to research and development expenses of $7,000 and $23,000 in the three and six months periods ended August 31, 2003. In early fiscal 2003, we reinitiated limited SurgX research and development activities to support licensees in improving electrical performance of SurgX products but terminated all SurgX development activities in February 2003 due to lack of funds.


CRITICAL ACCOUNTING POLICIES

The Company s critical accounting policies have not changed from those disclosed in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2004.


Results of Operations

For the quarter ended August 31, 2004, revenues decreased by $1,000 or 2% from $59,000 for the quarter ended August 31, 2003, to $58,000 for the quarter ended August 31, 2004. Revenue for the six months ended August 31, 2004 decreased by $188,000 or 55% from $340,000 for the six months ended August 31, 2003 to $152,000 for the six months ended August 31, 2004. This decrease in revenue for the six months ended August 31, 2004 is primarily attributed to the absence of a one-time $200,000 payment received from IRISO in the quarter ended May 31, 2003 in connection with expanding IRISO's licensed territory from Japan to worldwide, partially offset by a small increase in recognized SurgX royalty revenue. We anticipate that future revenue will be derived primarily from royalties from our SurgX technology. To date, royalty revenue from sales by our SurgX licensees have not been sufficient to cover our operating expenses. While our licensee,

Cooper Electronics Technologies, has recently experienced increased interest and orders for its SurgX products, there can be no assurances that sales of SurgX products will increase in the future, if at all, or that increases in sales will result in higher royalty income for us. Future royalty revenues will be based solely upon the successful sales, marketing, manufacturing and development efforts of our SurgX licensees and there can be no assurances that our licensees will continue to invest in SurgX related sales, marketing and research and development activities.

The Company's gross profit decreased from $45,000 for the quarter ended August 31, 2003, to $44,000 for the quarter ended August 31, 2004, representing a decrease of $1,000 or 2%. Gross profit for the six months ended August 31, 2004 was $123,000 compared to $311,000 for the six months ended August 31, 2003, representing a decrease of $188,000 or 60 %. The decrease in gross profit for the six months period ended August 31, 2004 is primarily attributed to the absence of a $200,000 one-time fee received from IRISO for granting them a non-exclusive worldwide license.

General and administrative expenses decreased from $195,000 for the quarter ended August 31, 2003, to $161,000 for the quarter ended August 31, 2004, representing a decrease of $34,000 or 17%. General and administrative expenses decreased by $71,000 or 17% from $406,000 for the six months ended August 31, 2003 to $335,000 for the six months ended August 31, 2004. The decrease in general and administrative expenses during the three and six months ended August 31, 2004 is primarily attributed to a decrease in salaries, legal and liability insurance expenses. During the three and six month periods ended August 31, 2004 and 2003, the Company recognized salary expenses of $14,000 and $29,000, respectively, as cost associated with the revenue generated from management services fees from Oryx Ventures. We expect operating expenses to remain at the same levels as our first quarter run rate as steps to reduce overall operating expenses were completed during the later half of fiscal 2004. We are focusing our management efforts on S2 Technologies and are not actively pursuing new opportunities to charge fees for management services through Oryx Ventures.

Research and development expenses increased by $7,000 or 100% from $7,000 for the three months ended August 31, 2003 to $14,000 for the three months ended August 31, 2004. Research and development expenses increased by $5,000 or 22% from $23,000 for the six months ended August 31, 2003 to $28,000 for the six months ended August 31, 2004. The increase of research and development for the three and six months ended August 31, 2004 is primarily attributed to an increase in expenses related to patent activities. Research and development expenditures in future periods will continue to primarily be legal expenses related to patent activities. We anticipate that research and development expenditures in future periods will be at approximately the same level as fiscal 2004 for the foreseeable future, primarily representing expenses related to patent activities.

For the six months ended August 31, 2004 and 2003 we recorded net interest income of $1,000 in each period. We anticipate less interest income in the future since cash and cash equivalent balances and interest rates have decreased.

Investment loss from Oryx Ventures' activities consists primarily of recognition of losses relating to our percentage ownership share of S2 Technologies. From our original investment in August 2000 through our participation in the S2 Technologies Series B financing in October 2001, we recognized approximately 71% of S2 Technologies' losses, which reflected our percentage of total capital invested in this company, in lieu of our percentage equity ownership. Subsequent to the S2 Technologies Series B preferred financing in October 2001, due to the addition of several new investors, we recognized 35% of S2 Technologies' losses which reflects our equity ownership in S2 Technologies. Since then, due to several subsequent additional investments in S2 Technologies, our percentage ownership in S2 Technologies has fluctuated and was 38.4% at August 31, 2004. Investment losses from Oryx Ventures activities were $198,000 and $379,000 for the three and six months ended August 31, 2004, compared to $159,000 and $348,000 for the three and six months ended August 31, 2003. The increase in investment loss during these periods was primarily due to higher losses recorded by S2 Technologies. At August 31, 2004 the carrying value of our S2 Technologies investment was $326,000.

We evaluate the carrying value of our ownership interest in S2 Technologies for possible impairment on a quarterly basis. The method to determine if there is an impairment loss is based upon Oryx's prorata share of S2 Technologies' net realizable value, which consists primarily of net available cash at August 31, 2004. While S2 Technologies is behind in achievement of its financial plan objectives and milestones, we believe with the recent receipt of initial orders with several large multinational companies, coupled with its recent February 2004 financing round, S2 Technologies should be able to successfully develop its business. However, if S2 Technologies cannot convert these initial orders into higher levels of sales or cannot obtain needed financing or such financing is dilutive to our equity ownership interest in S2 Technologies, our investment balance of $326,000 as of August 31, 2004 may be subject to additional impairment charges.

Mark Underseth, Chief Executive Officer of S2 Technologies, is the brother of Mitchel Underseth, who was the Chief Financial Officer of Oryx until November 30, 2002. Mitchel Underseth did not participate in Oryx's due diligence or negotiations with respect to Oryx's investments in S2 Technologies and abstained from voting or discussion when the Oryx Board of Directors considered this matter. In December 1, 2002, Mitchel Underseth joined S2 Technologies as their Chief Financial Officer. Mitchel Underseth has continued providing services to us as a consultant and was paid $9,000 during the three month periods ended August 31, 2004 and 2003.

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

Liquidity and Capital Resources

Our working capital decreased $226,000, or 69%, from a surplus of $327,000 at February 29, 2004, to a surplus of $101,000 at August 31, 2004, primarily attributed to a net loss from operations during the six months ended August 31, 2004. Our ratio of current assets to current liabilities was 1.4:1 at August 31, 2004 and 2.2:1 at February 29, 2004.

Net cash used in operations was $284,000 for the six months ended August 31, 2004. This compares to $57,000 net cash used in operations during the six months ended August 31, 2003. Net cash used in operations consisted primarily of operating losses adjusted for non-cash related items, which includes loss on investments in affiliates and depreciation.

We did not have any investment activity during the six months ended August 31, 2004. This compared to net cash used in investing activities of $200,000 for the six months ended August 31, 2003, consisting of an additional investment of $200,000 in S2 Technologies preferred stock by Oryx Ventures. We do not expect to have any material capital expenditures for the year ended February 28, 2005.

We did not have any financing activity during the six months ended August 31, 2004. In July 2003, we consummated the sale of 625,000 shares of our common stock and warrants to purchase up to an additional 156,250 shares of common stock, resulting in cash proceeds to Oryx of $625,000.

We do not believe we have sufficient capital to meet our anticipated working capital requirements through fiscal year 2005. Our fiscal year 2005 operating plan requires us to obtain additional funding by raising additional equity or taking other steps to secure funding. There can be no assurance that we can obtain such funding in time to meet our needs, if at all, or that any such transaction will be on terms acceptable to us or in the interest of our stockholders. On January 10, 2003 our stock was delisted from The NASDAQ SmallCap Market and now trades on the OTC Bulletin Board. Delisting of our common stock makes it more difficult for us to raise funds through the sale of our stock. As a result of these circumstances, our independent registered public accounting firm's report on our consolidated financial statements for the fiscal year ended February 29, 2004 includes an explanatory paragraph indicating that there is substantial doubt about Oryx's ability to continue as a going concern.

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

As of August 31, 2004, we had an accumulated deficit of approximately $27.4 million. We incurred net losses of approximately $0.3 and $0.6 million for the three and six month ended August 31, 2004, respectively, $1.0 million for the fiscal year ended February 29, 2004 and $2.1 million for fiscal 2003. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher royalty fees to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to generate higher royalty fees, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline. As a result of the foregoing factors, the report of our independent registered public accounting firm with respect to our financial statements at February 29, 2004 and February 28, 2003 includes an explanatory paragraph indicating that there is substantial doubt about Oryx's ability to continue as a going concern.

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

Our strategy of relying on licensing royalties and using the proceeds to fund the acquisition of other businesses and technologies has not been successful

We have shifted the strategic focus of our business from an operating business exploiting our own developed technologies to a licensing and investment and management services business where we initially intended to use the royalty revenues from our licensed SurgX technology to fund investments by Oryx Ventures in start-up technology companies. However, due to lower than expected royalty payments received by us from licensing our SurgX technology, we have not made additional investments beyond the three portfolio companies we invested in and we have no current plans to make any future investments in companies other than S2 Technologies. Further, one of our portfolio companies has ceased operations and filed for bankruptcy and another portfolio company has been sold. At present, only S2 Technologies is actively engaged in ongoing business operations and our management services business is limited to the services we provide to S2 Technologies. Our business strategy with Oryx Ventures involves a number of special risks, including:

         o   adverse market conditions for development stage companies; and

         o the significant risk associated with investment in small start-up companies, given a very unreceptive financing environment for such companies along with Oryx's lack of capital to provide follow on financing, if required

Our future operating results will depend to a very large degree on the financial success of S2 Technologies and upon our ability to assist S2 Technologies in getting to cash flow positive. All of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. To date, none of our portfolio companies have met their projected financial targets, and except for NetConversions, provided any return to their investors. Further, we have written down the value of our investment in LOTS to zero. Our investment in S2 Technologies will continue to have a negative impact on our financial statements. As of August 31, 2004, we had invested a total of approximately $3.8 million in S2 Technologies; however, the current book value of our investment in S2 Technologies is $326,000. We may not be able to successfully develop S2 Technologies and there can be no assurance that we will either recoup our investment or receive any return on our investment.

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

Cooper Electronics Technologies paid us minimum royalty payments through June 2001. However, it did not make a $1 million royalty payment due on September 15, 2002 to maintain exclusivity and, at such time, its license of our SurgX technology, pursuant to the terms of the license agreement, automatically became a non-exclusive license. Due to low sales of SurgX products by Cooper Electronics Technologies, it did not pay us any royalties for fiscal years 2002 and 2003 and paid us only $56,000 in royalties for fiscal 2004 and $47,000 for the first two quarters of fiscal 2005. In addition, IRISO notified us in 2002 that it had elected not to pay the minimum annual royalty for the royalty year ended October 2002. As a result of IRISO's election, the license granted to IRISO converted to a non-exclusive license for Japan for the remaining term of the license agreement. On April 1, 2003, we executed an amendment to the license agreement granting IRISO a non-exclusive worldwide license for a one-time fee of $200,000. In fiscal 2004, IRISO made royalty payments totaling $219,000 and also paid us $87,000 in royalties during for the first two quarters of fiscal 2005.

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

We have not paid any cash dividends on our common stock since our inception and do not anticipate paying cash dividends on our common stock in the foreseeable future. The future payment of dividends is directly dependent upon our future earnings, our financial requirements and other factors to be determined by our board of directors, as well as the possible consent of lenders, underwriters or others. For the foreseeable future, we anticipate that any earnings that may be generated from our operations will be used to finance our growth and will not be paid to holders of common stock.

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

As a result of various transactions previously entered by us, as of August 31, 2004, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 654,731 shares of common stock. This represents significant additional potential dilution for our existing stockholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these convertible securities, there may be further dilution based on the price at which we issue other securities in the future.


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


                              ORYX TECHNOLOGY CORP.

 Dated:  October 15, 2004     By: /s/ Philip J. Micciche
                                  ----------------------------------------
                                  Philip J. Micciche
                                  President, Chief Executive Officer, Chief
                                  Financial Officer and Director (Principal
                                  Executive Officer and Principal Financial and Accounting Officer)