Form 10QSB
period 2004-11-30
ORYX TECHNOLOGY CORP
filed 2005-01-13
CIK 915355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004.

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

The number of shares outstanding of the issuer's Common Stock as of November 30, 2004 was 2,821,335.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents


PART I.  FINANCIAL INFORMATION
                                                                            Page

Item 1. Financial Statements (unaudited).....................................  3

Item 2.  Management's Discussion and Analysis or Plan of Operation........... 11

Item 3.  Controls and Procedures ............................................ 35


PART II.  OTHER INFORMATION


Item 6. Exhibits............................................................. 37

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

              Assets                                             November 30,    February 29,
                                                                     2004            2004
                                                                 ------------    ------------
Current assets:
  Cash and cash equivalents ..................................   $    176,000    $    564,000
  Accounts receivable, net of allowance for doubtful
    accounts of $0 and $34,000 ...............................           --              --
  Receivable from affiliate ..................................          5,000           5,000
  Other current assets .......................................         46,000          37,000
                                                                 ------------    ------------
    Total current assets .....................................        227,000         606,000
                                                                 ------------    ------------

Property and equipment, net ..................................          1,000           3,000
Investments in affiliates ....................................        102,000         717,000
                                                                 ------------    ------------
                                                                 $    330,000    $  1,326,000
                                                                 ============    ============

             Liabilities, Mandatorily Redeemable Convertible
                 Preferred Stock and Stockholders' Equity

Current liabilities:
  Accounts payable ...........................................   $      8,000    $     15,000
  Accrued liabilities ........................................        280,000         264,000
                                                                 ------------    ------------
    Total current liabilities ................................        288,000         279,000
                                                                 ------------    ------------

Series A 2% mandatorily redeemable convertible preferred stock
    $0.001 par value; 3,000,000 shares authorized;
    750 shares issued and outstanding ........................         18,000          18,000
                                                                 ------------    ------------
Stockholders' equity:
  Common stock, $0.001 par value; 25,000,000 shares
    authorized; 2,821,335 issued and oustanding ..............          3,000           3,000
  Additional paid-in capital .................................     27,806,000      27,806,000
  Accumulated deficit ........................................    (27,785,000)    (26,780,000)
                                                                 ------------    ------------
    Total stockholders' equity ...............................         24,000       1,029,000
                                                                 ------------    ------------
                                                                 $    330,000    $  1,326,000
                                                                 ============    ============

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended               Nine Months Ended
                                                          November 30,                    November 30,
                                                      2004            2003            2004            2003
                                                  -----------     -----------     -----------     -----------
Revenue:
    Royalty ..................................    $    35,000     $    26,000     $   169,000     $   348,000
    Services to affiliates ...................          9,000           8,000          27,000          26,000
                                                  -----------     -----------     -----------     -----------
                                                       44,000          34,000         196,000         374,000
                                                  -----------     -----------     -----------     -----------
Cost of revenue:
    Services to affiliates ...................         15,000          15,000          44,000          44,000
                                                  -----------     -----------     -----------     -----------
                                                       15,000          15,000          44,000          44,000
                                                  -----------     -----------     -----------     -----------
    Gross profit .............................         29,000          19,000         152,000         330,000
                                                  -----------     -----------     -----------     -----------
Operating expenses:
    General and administrative ...............        196,000         195,000         531,000         601,000
    Research and development .................          2,000           6,000          30,000          29,000
                                                  -----------     -----------     -----------     -----------
    Total operating expenses .................        198,000         201,000         561,000         630,000
                                                  -----------     -----------     -----------     -----------

Loss from operations .........................       (169,000)       (182,000)       (409,000)       (300,000)

Interest income ..............................          1,000           1,000           2,000           2,000
Equity in net loss of affiliates .............       (218,000)       (158,000)       (597,000)       (506,000)
Other income .................................           --            20,000           7,000          20,000
                                                  -----------     -----------     -----------     -----------
Loss before income tax .......................       (386,000)       (319,000)       (997,000)       (784,000)
Income tax expense ...........................           --              --            (8,000)        (85,000)
                                                  -----------     -----------     -----------     -----------
    Net loss .................................    $  (386,000)    $  (319,000)    $(1,005,000)    $  (869,000)
                                                  ===========     ===========     ===========     ===========

Basic and diluted net loss per share .........    $     (0.14)    $     (0.13)    $     (0.36)    $     (0.41)
                                                  ===========     ===========     ===========     ===========
Weighted average common shares used to
  compute basic and diluted net loss per share      2,821,335       2,461,335       2,821,335       2,120,426
                                                  ===========     ===========     ===========     ===========

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Nine Months Ended
                                                                          November 30,
                                                                      2004            2003
                                                                  -----------     -----------
Cash flows from operating activities:
Net loss .....................................................    $(1,005,000)    $  (869,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
    Equity in net loss of affiliates .........................        615,000         525,000
    Depreciation .............................................          2,000           4,000
      Changes in assets and liabilities
        Other current assets .................................         (9,000)          8,000
        Accounts payable .....................................         (7,000)         21,000
        Accrued liabilities ..................................         16,000         138,000
                                                                  -----------     -----------
            Net cash used in operations ......................       (388,000)       (173,000)
                                                                  -----------     -----------

Cash flows from investing activities:
    Investment in S2 Technologies ............................           --          (325,000)
                                                                  -----------     -----------
            Net cash used in investing activities ............           --          (325,000)
                                                                  -----------     -----------

Cash flows from financing activities
    Proceeds from sale of common stock and warrants ..........           --           625,000
                                                                  -----------     -----------
           Net cash provided by financing activities .........           --           625,000
                                                                  -----------     -----------

Net increase (decrease) in cash and cash equivalents .........       (388,000)        127,000
Cash and cash equivalents at beginning of period .............        564,000         381,000
                                                                  -----------     -----------
Cash and cash equivalents at end of period ...................    $   176,000     $   508,000
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

The Company believes it has sufficient capital to meet its anticipated working capital requirements through fiscal year 2005. However, the Company will need to obtain additional funding either by raising additional equity or taking other steps, including the sale of assets, before the end of the first quarter of fiscal year 2006 in order to have sufficient liquidity to continue operations at their current reduced level. There can be no assurance that such transactions can be effected in time to meet its needs, if at all, or that any such transaction will be on terms acceptable to the Company or in the interest of its stockholders. If the Company is unable to meet these financial needs, then it may have to reorganize under applicable bankruptcy or insolvency laws. In such instance, its ability to remain a reporting entity under the Securities Exchange Act of 1934 or to trade as a public entity would be adversely affected or even suspended. In such circumstances, the Company's ability to raise funds on acceptable terms, if at all, could be adversely affected; in addition, the Company's inability to continue as an ongoing operation would result in its having to use its assets first to satisfy creditors before being able to pay any distributions to its stockholders out of its remaining assets. Creditors would include any persons assisting the Company in any reorganization or insolvency proceedings, the expenses of which might be a substantial drain on any remaining assets available to stockholders.

Because the Company had insufficient capital to meet its working capital requirements through the next twelve months, the opinion of the Company's independent registered public accounting firm with respect to the consolidated financial statements included in the Form 10-KSB for the year ended February 29, 2004 included an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern. The Company expects a similar opinion from its independent registered public accounting firm with respect to its Form 10-KSB to be filed for fiscal year 2005.

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


NOTE 2 - STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations and complies with the disclosure provisions of Financial Statement of Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure - an Amendment of FASB Statement No. 123." The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair market recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                            Three months ended              Nine months ended
                                               November 30,                    November 30,
                                           2004            2003            2004            2003
                                       -----------     -----------     -----------     -----------
Net loss reported .................    $  (386,000)    $  (319,000)    $(1,005,000)    $  (869,000)

Stock-based employee compensation
expense determined under fair value
for all awards ....................         (2,000)        (16,000)        (17,000)        (68,000)
                                       -----------     -----------     -----------     -----------
Pro forma net loss ................    $  (388,000)    $  (335,000)    $(1,022,000)    $  (937,000)
                                       ===========     ===========     ===========     ===========

Reported net loss per share .......    $     (0.14)    $     (0.13)    $     (0.36)    $     (0.41)
                                       ===========     ===========     ===========     ===========
Pro forma net loss per share ......    $     (0.14)    $     (0.14)    $     (0.36)    $     (0.44)
                                       ===========     ===========     ===========     ===========

The Company did not grant any options during the three and nine month periods ended November 30, 2004 and 2003.

NOTE 3 - LOSS PER SHARE


Basic and diluted loss per share for the periods presented have been computed by dividing the net loss by the weighted average common shares outstanding for the period. Due to the net losses incurred for the periods presented, all common stock equivalents (options, warrants and preferred stock) outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. Anti-dilutive securities and common stock equivalents at November 30, 2004 which could be dilutive in future periods include common stock options to purchase 218,251 shares of common stock, warrants to purchase 334,225 shares of common stock, and 750 shares of Series A preferred stock which may be converted into 875 shares of common stock. Anti-dilutive securities and common stock equivalents at November 30, 2003 include common stock options to purchase 219,151 shares of common stock, warrants to purchase 314,679 shares of common stock, 750 shares of Series A preferred stock which may be converted into 875 shares of common stock.


NOTE 4 - INVESTMENTS

The applicable accounting method the Company uses to record its investment in S2 Technologies, Inc. ("S2 Technologies") is determined by the Company's voting interest in S2 Technologies and the level of influence the Company exercises over such company. In general, the Company will use the equity method when its ownership of S2 Technologies exceeds 20% but is not greater than 50% and will use the cost method when the Company's ownership of S2 Technologies is less than 20% and the Company does not exercise significant influence or effective control. Whether or not the Company exercises significant influence over S2 Technologies, which at this time the Company does not, depends on an evaluation of several factors including the Company's management capacity and decision making authority relative to the management services the Company provides, level of representation on the board of directors and level of voting rights associated with its equity holdings. Since the Company's initial investment in S2 Technologies, the Company has used the equity method to record its ownership interest in S2 Technologies because its ownership level exceeds 20% but has not been greater than 50%.

At February 29, 2004, the Company had a voting ownership in S2 Technologies of approximately 40%. As a result of S2 Technologies not reaching a milestone as of March 31, 2004, the conversion price of S2 Technologies' Series C preferred stock was reduced to 50% of the original price. As a result of this adjustment, the Company's voting ownership in S2 Technologies was approximately 38.4%, on an as-converted-to-Common Stock basis as of November 30, 2004.

The  Company  is  also  providing  senior  management  advisory  services  to S2
Technologies in exchange for a cash fee. The Company recognized $9,000 and $8,000 in management service fees from S2 Technologies for each of the three-month periods ended November 30, 2004 and 2003; and $27,000 and $26,000 for each of the nine-month periods ended November 30, 2004 and 2003.

The Company has recognized losses attributable to its ownership of S2 Technologies of $3,138,000 as of November 30, 2004 of which $218,000 and $158,000 are included in net loss for the three month periods ended November 30, 2004 and 2003, respectively. At November 30, 2004, the carrying value of the Company's investment in S2 Technologies was $102,000.

Mark Underseth, Chief Executive Officer of S2 Technologies, is the brother of Mitchel Underseth, who was the Chief Financial Officer and a director of the Company until November 30, 2002. During his tenure as Chief Financial Officer and a director of the Company, Mitchel Underseth did not participate in the Company's due diligence or negotiations with respect to the Company's investments in S2 Technologies and abstained from voting or discussion when the Company's Board of Directors considered this matter. On December 1, 2002, Mitchel Underseth joined S2 Technologies as its Chief Financial Officer. Mitchel Underseth has continued providing services to the Company as a consultant and has been paid $63,000 since December 1, 2002 through November 30, 2004, including $9,000 for the three months ended November 30, 2004.

Summarized financial information for S2 Technologies is as follows:


                                         November 30,            February 29,
                                             2004                    2004
                                         ------------            ------------
Current assets ................          $ 1,532,000             $ 3,021,000
Non-current assets ............              119,000                  33,000
Current liabilities ...........              555,000                 440,000
Redeemable preferred stock ....            8,007,000               7,932,000
Stockholders' deficit .........           (6,911,000)             (5,318,000)

                                                  Three Months Ended
                                         November 30,            November 30,
                                             2004                    2003
                                         ------------            ------------
Net sales .....................          $   147,000             $    52,000
Loss from continuing operations             (509,000)               (375,000)
Net loss ......................             (581,000)               (374,000)

                                                  Nine Months Ended
                                         November 30,            November 30,
                                             2004                    2003
                                         ------------            ------------
Net sales .....................          $   332,000             $   118,000
Loss from continuing operations           (1,529,000)             (1,226,000)
Net loss ......................           (1,593,000)             (1,223,000)


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

NOTE 5 - SEGMENT INFORMATION

The Company groups its business into two operating segments and a corporate segment (as defined by SFAS No. 131 "Disclosure about Segments and Enterprise and Related Information"): (i) SurgX, the subsidiary through which it licenses its surge protection technology; (ii) Oryx Ventures, the entity which provides strategic and management services and investment to technology-oriented start-up companies (such as S2 Technologies); and (iii) the corporate segment which supports and provides administrative, accounting and financial services. The Company's minority interest of 3% in SurgX is not significant; therefore, it is not reflected in the Company's financial statements.

                                               Three Months Ended              Nine Months Ended
                                                  November 30,                    November 30,
                                              2004            2003            2004            2003
                                          -----------     -----------     -----------     -----------
Revenues:
  Surgx ..............................    $    35,000     $    26,000     $   169,000     $   348,000
  Oryx Ventures ......................          9,000           8,000          27,000          26,000
                                          -----------     -----------     -----------     -----------
                                          $    44,000     $    34,000     $   196,000     $   374,000
                                          ===========     ===========     ===========     ===========
Operating income (loss):
  Surgx ..............................    $    32,000     $    19,000     $   137,000     $   318,000
  Oryx Ventures ......................         (6,000)         (6,000)        (18,000)        (19,000)
  Corporate ..........................       (195,000)       (195,000)       (528,000)       (599,000)
                                          -----------     -----------     -----------     -----------
                                          $  (169,000)    $  (182,000)    $  (409,000)    $  (300,000)
                                          ===========     ===========     ===========     ===========

Depreciation and amortization expense:
  Corporate ..........................    $      --       $     1,000     $     2,000     $     4,000
                                          ===========     ===========     ===========     ===========

                                                                          November 30,    February 29,
Identifiable assets:                                                          2004            2004
                                                                          -----------     -----------
  SurgX ..............................                                    $      --       $      --
  Oryx Ventures ......................                                        107,000         604,000
  Corporate ..........................                                        223,000         722,000
                                                                          -----------     -----------
                                                                          $   330,000     $ 1,326,000
                                                                          ===========     ===========

Loss on investments of $218,000 and $158,000 for the three month periods ended November 30, 2004 and 2003, respectively; and $597,000 and $506,000 for the nine month periods ended November 30, 2004 and 2003, respectively, in the Company's condensed consolidated statements of operations relates to the Oryx Ventures segment, representing losses on equity investments made by Oryx Ventures.
Included in identifiable assets of Oryx Ventures at November 30, 2004 and February 29, 2004 are $102,000 and $717,000, respectively, which represents the value of S2 Technologies (see note 4).

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R ("SFAS123R"), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transaction using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in statement of operations. SFAS 123R requires that a modified version of prospective application be used, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective for interim or annual reporting periods beginning after December 15, 2005 for the companies that file as small business issuers. While the Company currently discloses the pro-forma effects of its stock-based awards (see Note 2), it is currently evaluating the impact the implementation guidance and revisions included in SFAS 123R will have on its consolidated financial statements.

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


Business Segments

We are a technology licensing and investment and management services company with two primary focuses:

     o    collecting   royalties  for  our  SurgX   technology  from  our  SurgX
          licensees, Cooper Electronic Technologies, Inc. and IRISO Electronics Company, Ltd.; and

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


Licensees

Cooper Electronics Technologies

In fiscal year 1997, we granted Cooper Bussmann a non-exclusive license in Japan and an exclusive license for the rest of the world to manufacture and market surface mount and connector array components using SurgX technology. Cooper Bussmann is a leading manufacturer of fuses and other circuit protection devices, and its target market for products incorporating the SurgX technology is the electronics market. In consideration for this license, Cooper Bussmann paid us $750,000 in development funding, and, subject to terms of the license agreement, became obligated to pay us royalties for approximately eleven years based upon Cooper Bussmann sales of SurgX surface mount components and connectors. In September of 1997, this license agreement was amended to extend its term to 20 years, expand Cooper Bussmann's license rights for SurgTape for board-level ESD protection, and provide SurgX with a cash advance of $1.7 million, in the form of non-refundable minimum royalties to finance the development and commercialization of SurgTape, which was not commercialized. Pursuant to the terms of the license agreement, Cooper Bussmann was granted an exclusive license through June 2001 in exchange for the $1.7 million cash advance it provided to us. Subsequently, Cooper Bussmann did not make a required $1 million royalty payment due September 15, 2002 to maintain its exclusive license to the SurgX technology and its license automatically converted to a nonexclusive basis as of September 15, 2002. Due to lower than anticipated sales of SurgX products, we did not receive any royalties from Cooper Bussmann during fiscal years 2002 and 2003. However, we did receive royalty payments of $56,000 and $82,000 from Cooper Bussmann for sales of SurgX products for the year ended February 29, 2004 and for the nine months ended November 30, 2004, respectively.

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

Currently, research and development efforts of Cooper Electronics Technologies include activities designed to develop market driven device configurations and to improve the reliability of the SurgX products it sells, as well as new development efforts toward improved electrical performance. Significant effort is currently expanded to assure the reliability of the product in light of the new ROHS, Restriction of Hazardous Substances, regulations (requires the elimination of the leaded solder) which have the effect of significantly increased solder reflow temperatures with potentially detrimental effect on the product. For Cooper Electronics Technologies to be able to participate in a more significant portion of the potential market for ESD type transient voltage protection devices, significant electrical performance improvements to the liquid polymer must be realized, which will require enhancements to the current polymer system to achieve much lower trigger and clamping voltage performance. This is being done in conjunction with continual reductions in production costs to keep step with the large customer cost reduction initiatives. Cooper Electronics Technologies is continually evaluating its development priorities relative to all their products, but there can be no assurance if, or at what level, Cooper Electronics Technologies will support development efforts in the future.

In late calendar 2001, Cooper Electronics Technologies introduced a 0603 discrete component package with better protection capability and lower trigger voltage and has also been in the process of developing a much smaller footprint component, a 0402 package style, in addition to other smaller multi-line variants. The mass production version of the 0402 device is anticipated to be commercially introduced in 2005, however, no firm introduction date has been finalized.

Cooper Bussmann has been utilizing an Asian based contract manufacturer to produce its SurgX based products: 0805 Chip Polymer ESD Suppressant, 41206 Four Element Array and 0603 Polymer ESD Suppressant. The 0805 Chip Polymer ESD Suppressant was the first product introduced by Cooper Electronics and has been sold for use in home phone systems. The 41206 Four Element Array has been sold for use in devices to protect the USB signal lines in portable communication and set top box applications. The most recent product introduced by Cooper Electronics, the 0603 Polymer ESD Suppressant, has been sold for use in cellular devices, PDA's, set top boxes and DSL type equipment. During 2004, Cooper
Electronics has internally developed a non ceramic based chip structure to deliver the SurgX polymer (PolySurg TM ) and has initiated the manufacturing of the new product line in Cooper Electronics' China manufacturing plants. This is in addition to the current ceramic based chips from Taiwan. The 0603 PolySurg pilot production started in Q4 2004 and the 0402 footprint will be in production in 2005.

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

For the first three quarters of fiscal 2005, the order rate for SurgX products continues to increase and is at a significantly higher rate than the previous year's shipments. This increase is primarily the result of the technology coming into wider use by circuit designers for a wider range of applications and meeting competitive pricing of traditional ESD protection components. Cooper is planning on similar large shipment rate growth for the following year. Major growth of device sales, overall, is predicated on not only pricing but performance and packaging format. While the sales prices of devices incorporating our SurgX technology were impacted by the severe price erosion during the past three years resulting from industry overcapacity, a market study from Paumanok Publications, Inc., issued in January 2004, suggests a general improvement in the overall pricing for this upcoming year, which is beginning to materialize, according to Cooper Electronics Technologies.

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

In fiscal 2002, we transferred the manufacturing of SurgX liquid material to IRISO in Japan. We also terminated our internal development activities on February 1, 2003. All future SurgX liquid manufacturing enhancements and liquid development activities will be borne by IRISO.

In fiscal 2001, IRISO paid us $100,000 in licensing royalties for shipments during that year. In fiscal 2002, IRISO paid its minimum licensing royalty obligation of $200,000 for the royalty year ending October 2001 and made royalty payments to us totaling $148,000 in fiscal 2003 for the royalty year ending October 2002, which was below the minimum annual royalty amount for IRISO to maintain its co-exclusive license. As a result, IRISO's license with us converted to a non-exclusive license for the remaining term of the license agreement. On April 1, 2003, IRISO paid us a one time fee of $200,000 in connection with an amendment to the license agreement to expand IRISO's licensed territory from Japan to a non-exclusive worldwide license. In fiscal 2004, IRISO made royalty payments totaling $219,000. IRISO also paid us $42,000 and $45,000 in royalties for the first two quarters of fiscal 2005, respectively, and none for the third quarter.


Other Potential Licensees

To expand the market for SurgX products, in fiscal 2003 we initiated discussions with several companies regarding licensing our SurgX technology. However, we were unsuccessful in entering into a new license agreement for our SurgX technology with any of the companies we were in discussions with. Consequently, we significantly curtailed our solicitation of and negotiation with potential new licensees. At the beginning of calendar 2004 we initiated licensing discussions with three additional companies. Negotiations with two of these companies were not successful, but in May 2004 we entered into a patent and technology license agreement with the remaining company we were negotiating with. Under this agreement, payment to us of a licensing fee is contingent upon such licensee company receiving its first round of financing, which at this time has not been achieved. Therefore, it is highly unlikely that we will receive any licensing or royalty fees under this agreement. This agreement is also subject to termination at the option of the licensee company.


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

Our SurgX technology is a polymer-based technology, used to protect against the ESD-type over-voltage transients. The over-voltage protection market also includes more mature transient voltage suppression, or TVS, devices such as gas discharge tubes, varistors, and diodes. The major markets targeted for new surge protection devices and technologies, such as those represented by our SurgX technology, are wireless telecommunication, non-engine compartment automotive, computers, and new digital audio and video. Gas discharge tubes, varistors, and diodes are all used as protection from over-voltage transients in signal lines such as phone lines and antennae. However, the market for the relatively new voltage variable polymer type TVS device with low energy capability but with low capacitance and leakage is an expanding one with sales based on acceptance and device performance capability.

Gas discharge tubes are traditionally used for protection of signal lines such as phone lines; computer data line communications and antennae because low capacitance of the tubes does not interfere with the bandwidth of high frequency communication circuits. Gas discharge tubes are also used for the protection of AC powerlines, since they can handle high currents. Gas discharge tubes are inherently bipolar, have low capacitance, in the .5 to 2pF range, and can handle high currents in the 5 to 20,000 amps range. A negative attribute of the gas discharge tubes is their slow turn on, which allows some of the over voltage pulse to get through and damage sensitive electronics, and conversely, the difficulty in turning off after the transient has ended.

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

Though proven for performance and reliability, each of the traditional over-voltage protection technologies has only a narrow range of application. In addition, none achieves the desired combination of high-speed, elevated power handling capability, low clamping voltage and low capacitance. Furthermore, present conventional devices and methodologies are expensive for use on all signal lines on a given circuit board. SurgX components are intended to address the low capacitance and low current leakage needs required for signal line protection in electronics, which is a small sub segment of the available ESD protection market.


Primary Market Segment

Our licensees, IRISO and Cooper Bussmann, through its business unit, Cooper Electronic Technologies, have sole responsibility for marketing products incorporating our SurgX polymer technology. The TVS protection or ESD function traditionally served by zener diodes and varistors is the primary market targeted by our licensees. This market in calendar 2003 was approximately $900 million. This market consists of two segments: the low energy high frequency ESD type protection where the SurgX device is optimal in its function and the much lower clamp (trigger voltage) or higher energy lower clamping capability application currently outside the SurgX specification area. In calendar 2003, the zener diode market was approximately $400 million with 25 billion units shipped and the varistor market was approximately $500 million with 10 billion units shipped. However, in order to fully participate in these segments, the SurgX device must be offered in a smaller footprint, designed with lower trigger and clamp voltage and higher cycle capability, in addition to higher energy capacity, to withstand higher or longer duration transient pulses. Within these markets the most important factor in choosing a device for TVS protection tends to be cost. After cost, reliability, footprint, trigger voltage, level of capacitance, response time, size, energy handling and leakage current are important criteria in selecting a device. SurgX technology currently is competitive with other devices for low capacitance and low leakage criteria, albeit a small sub-segment of the overall market, with approximately 100 million units of SurgX ESD protection units shipped in calendar 2003. The low capacitance requirement of ESD protection devices in many circuit designs is already providing the entry for SurgX into the market segment currently served by diode/varistors. Our licensees are participating, in a very limited way, in the low price, high volume diode/varistors market; however, they have found it difficult to meet the required electrical performance and smaller footprint required for products in this market.

Product Development

The development requirements for products incorporating our SurgX technology include lower trigger/clamp voltage to be able to protect the chip sets designed for new higher speed data protocols such as the USB2, IEEE1394 B (second generation Firewire), DVDI, and optical amplifier components. In addition, the device assemblies must include ever-smaller footprint platforms and a variety of arrays for the handheld communications device platforms. Finally, these products must be reliable and repeatable through increasingly larger number of repeated pulses and possess high reliability characteristics.

During fiscal year 2000, we transferred all SurgX polymer research and development efforts to Cooper Electronics Technologies. In fiscal 2002, we restarted limited SurgX liquid development activities to support our licensees in improving electrical performance of SurgX products. However, we required additional funding in order to continue these development activities, which we anticipated obtaining by entering into new licenses for our SurgX technology. We were not successful in entering into additional license agreements, and, as a result, we terminated all development activities as of February 1, 2003.

Competition

The primary competitor to SurgX technology is a polymer base over-voltage protection product of Littlefuse, Inc. Both Littlefuse, Inc. and our licensees serve a small niche of the overall market. As SurgX components are becoming more price competitive and available in higher volumes, our licensees are attempting to compete with conventional over-voltage transient protection zener diode manufacturers, such as Toshiba Semiconductor, Renases Technology, Fairchild Semiconductor, Diodes, and Inc. and Vishay. Also, as our licensees develop smaller footprint SurgX products, such as the 0402 discrete component, they intend to compete with varistors manufacturers such as EPOC, Amotech, TDK and AVX. Broader market acceptance of products incorporating our SurgX technology depends on cost, reliability record, protection performance, packaging format, and ability to disseminate the application information to the designers, in that order, which to date have not been achieved by our licensees.


Oryx Ventures, LLC

We established Oryx Ventures, LLC, a Delaware limited liability company, in May 2000 to act as an investment and management services entity for us. Oryx Ventures is a wholly owned subsidiary of Oryx and is managed by our employees. Previously, Oryx had contributed investment funds to Oryx Ventures from its existing cash balances. At present, due to a lack of capital, coupled with the uncertainty of future royalty income from SurgX, we are limiting the activities of Oryx Ventures to supporting one portfolio company, S2 Technologies, and are not actively seeking new investments. Oryx Ventures provides strategic and management services in several areas of business, including administration, accounting and sales to S2 Technologies and has received equity and cash for the management services it is providing. However, due to the departure of Mitchel Underseth as our Chief Financial Officer, we have scaled back on the services we provide to S2 Technologies.

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

To date, Oryx Ventures has invested in three technology companies: LOTS Technology, Inc., Net Conversion and S2 Technologies.

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

Oryx Ventures has invested an aggregate of $3,768,200 in S2 Technologies as follows:

Date of Investment         Type of Security                   Amount Invested
------------------         ----------------                   ---------------
August 2000            Series A preferred stock                   $   500,000
October 2001           Series B preferred stock                     1,105,000
March 2002             Series B preferred stock                       937,500
May 2003               Series B-1 preferred stock                     200,000
September 2003         Series B-1 preferred stock                     125,000
February 2004          Series C preferred stock                       900,000

August 2003            Common stock from warrant exercised                700
                                                                  -----------
                                                                  $ 3,768,200
                                                                  ===========


We are also providing senior management advisory services to S2 Technologies for a cash fee. As of November 30, 2004 our total voting ownership of S2 Technologies was approximately 38.4 %.

S2 Technologies provides value-added technology that address the development, integration and testing phases of the embedded software process. The goal is to increase software developers' productivity and decrease the time it takes for their products to reach commercialization. S2 Technologies released its first product, Stride 1.0, in March 2002 and Stride 2.0 later in calendar 2004.

Given the limited capital resources of S2 Technologies at the time we made our original investment, we began recognizing losses on our investment in S2 Technologies based upon our pro-rata share of the initial Series A preferred financing. Concurrent with the Series B preferred financing, we began recognizing losses on our investment in S2 Technologies based upon our total equity ownership percentage in S2 Technologies. As of November 30, 2004, we had recognized cumulative losses attributable to our ownership of S2 Technologies of $3,138,000, of which $218,000 and $597,000 were for the three and nine month periods ended November 30, 2004, respectively. At November 30, 2004 we carried our investment in S2 Technologies at $102,000. We evaluate the carrying value of our ownership interest in S2 Technologies for possible impairment on a quarterly basis. As a result of S2 Technologies not meeting certain milestones established in fiscal 2003, we recorded an impairment loss of $412,000 for the fiscal year ended February 28, 2003. The method to determine the impairment loss was based upon our pro rata share of S2 Technologies' net realizable value, which consist primarily of net available cash at February 28, 2003. For the year ended February 29, 2004 and for the nine months ended November 30, 2004 our pro rata share of S2 Technologies' net realizable value was in excess of our investment balance and therefore, no impairment loss was recorded in these periods.

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

We may not be able to successfully address these problems. Moreover, our future operating results will depend to a very large degree on the financial success of our only portfolio company, S2 Technologies, and upon our ability to assist S2 Technologies in becoming cash flow positive. The three portfolio companies we invested in were early-stage companies with limited operating histories and limited or no revenues. To date, S2 Technologies is our only portfolio company that is still actively pursuing its business model. We have recorded accumulated losses of $3,550,000 representing our pro rata share of S2 Technologies' losses and impairment charges. At present, S2 Technologies revenues are not sufficient to its operating expenses and there can be no assurances that we will either recoup our investment or receive any return on our investment in S2 Technologies.

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

The applicable accounting method used to record our investments in S2 Technologies is determined by our voting interest in S2 Technologies and the level of influence we exercise over the company. In general, we use the equity method when our ownership of S2 Technologies exceeds 20% but is not greater than 50% and we use the cost method when our ownership of S2 Technologies is less than 20% and we do not exercise significant influence or effective control. Whether or not we exercise significant influence over S2 Technologies, which at this time we do not, depends on an evaluation of several factors including our management capacity and decision making authority relative to our management services we provide, level of representation on the board of directors and level of voting rights associated with our equity holdings. Since our initial investment in S2 Technologies we have used the equity method because our ownership level exceeds 20% but has not been greater than 50%.

Costs to support Oryx Ventures activities are primarily related to salary expenses of Oryx employees associated with providing management services to S2
Technologies.   Effective

November 30, 2002, Mitchel Underseth, our Chief Financial Officer, resigned from Oryx to join S2 Technologies. As of November 30, 2004, there was one executive and one administrative employee providing management services through Oryx Ventures to S2 Technologies. Currently, Oryx Ventures receives cash fees as payment for providing management services to S2 Technologies.


Research and Development

In fiscal year 2000, we transferred all of our SurgX research and development to Cooper Electronics Technologies, a subsidiary of Cooper Bussmann. Cooper Electronics Technologies has funded substantially all research and development activities with respect to SurgX technology for fiscal years 2003 and 2004. The total amount spent by us on research and development activities in the three and nine month periods ended November 30, 2004 was $2,000 and $30,000, respectively. This compares to research and development expenses of $6,000 and $29,000 in the three and nine month periods ended November 30, 2003. In early fiscal 2003, we reinitiated limited SurgX research and development activities to support licensees in improving electrical performance of SurgX products but terminated all SurgX development activities in February 2003 due to lack of funds.


CRITICAL ACCOUNTING POLICIES

The Company s critical accounting policies have not changed from those disclosed in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2004.

Results of Operations

For the quarter ended November 30, 2004, revenues increased by $10,000 or 29% from $34,000 for the quarter ended November 30, 2003, to $44,000 for the quarter ended November 30, 2004. This increase in revenue for the three months ended November 30, 2004 is due to an increase in recognized SurgX royalty revenue. Revenue for the nine months ended November 30, 2004 decreased by $178,000 or 48% from $374,000 for the nine months ended November 30, 2003 to $196,000 for the nine months ended November 30, 2004. This decrease in revenue for the nine months ended November 30, 2004 is primarily attributed to the absence of a one-time $200,000 payment received from IRISO in the quarter ended May 31, 2003 in connection with expanding IRISO's licensed territory from Japan to worldwide, partially offset by a small increase in recognized SurgX royalty revenue. We anticipate that future revenue will be derived primarily from royalties from our SurgX technology. To date, royalty revenue from sales by our SurgX licensees have not been sufficient to cover our operating expenses. While our licensee, Cooper Electronics Technologies, has recently experienced increased interest and orders for its SurgX products, there can be no assurances that sales of SurgX products will increase in the future, if at all, or that increases in sales will result in higher royalty income for us. Future royalty revenues will be based solely upon the successful sales, marketing, manufacturing and development efforts of our SurgX licensees and there can be no assurances that our licensees will continue to invest in SurgX related sales, marketing and research and development activities.

The Company's gross profit increased from $19,000 for the quarter ended November 30, 2003, to $29,000 for the quarter ended November 30, 2004, representing an increase of $10,000 or 53%. The increase in gross profits for the quarter ended November 30 2004 is due to an increase in recognized SurgX royalty revenue. Gross profit for the nine months ended November 30, 2004 was $152,000 compared to $330,000 for the nine months ended November 30, 2003, representing a decrease of $178,000 or 54 %. The decrease in gross profit for the nine months period ended November 30, 2004 is primarily attributed to the absence of a $200,000 one-time fee received from IRISO for granting them a non-exclusive worldwide license.

General and administrative expenses increased from $195,000 for the quarter ended November 30, 2003, to $196,000 for the quarter ended November 30, 2004, representing an increase of $1,000 or 1%. The increase in general and administrative expenses during the three months ended November 30, 2004 is primarily attributed to an increase in consulting expenses, partially offset by a decrease in investor relation expenses due to postponement of the annual stockholders meeting. General and administrative expenses decreased by $70,000 or 12% from $601,000 for the nine months ended November 30, 2003 to $531,000 for the nine months ended November 30, 2004. The decrease in general and administrative expenses during the nine months ended November 30, 2004 is primarily attributed to a decrease in salaries, legal, investor relation and liability insurance expenses, partially offset by an increase in consulting expenses. During the three and nine month periods ended November 30, 2004, the Company recognized salary expenses of $15,000 and $44,000, respectively, as cost associated with the revenue generated from management services fees from Oryx Ventures. We expect operating expenses to remain at the same levels as our first quarter run rate as steps to reduce overall operating expenses were completed during the later half of fiscal 2004. We are focusing our management efforts on S2 Technologies and are not actively pursuing new opportunities to charge fees for management services through Oryx Ventures.

Research and development expenses decreased by $4,000 or 67% from $6,000 for the three months ended November 30, 2003 to $2,000 for the three months ended November 30, 2004. Research and development expenses increased by $1,000 or 3% from $29,000 for the nine months ended November 30, 2003 to $30,000 for the nine months ended November 30, 2004. The decrease and increase of research and development for the three and nine months ended November 30, 2004, respectively, is primarily attributed to expenses related to patent activities. Research and development expenditures in future periods will continue to primarily be legal expenses related to patent activities. We anticipate that research and development expenditures in future periods will be at approximately the same level as fiscal 2004 for the foreseeable future, primarily representing expenses related to patent activities.

For the nine months ended November 30, 2004 and 2003 we recorded net interest income of $2,000 in each period. We anticipate less interest income in the future since cash and cash equivalent balances and interest rates have decreased.

Investment loss from Oryx Ventures' activities consists primarily of recognition of losses relating to our percentage ownership share of S2 Technologies. From our original investment in August 2000 through our participation in the S2 Technologies Series B financing in October 2001, we recognized approximately 71% of S2 Technologies' losses, which reflected our percentage of total capital invested in this company, in lieu of our percentage equity ownership. Subsequent to the S2 Technologies Series B preferred financing in October 2001, due to the addition of several new investors, we recognized 35% of S2 Technologies' losses which reflects our equity ownership in S2 Technologies. Since then, due to several subsequent additional investments in S2 Technologies, our percentage ownership in S2 Technologies has fluctuated and was 38.4% at November 30, 2004. Investment losses from Oryx Ventures activities were $218,000 and $597,000 for the three and nine months ended November 30, 2004, compared to $158,000 and $506,000 for the three and nine months ended November 30, 2003. The increase in investment loss during these periods was primarily due to higher losses recorded by S2 Technologies. At November 30, 2004 the carrying value of our S2 Technologies investment was $102,000.

We evaluate the carrying value of our ownership interest in S2 Technologies for possible impairment on a quarterly basis. The method to determine if there is an impairment loss is based upon Oryx's prorata share of S2 Technologies' net realizable value, which consists primarily of net available cash at November 30, 2004. While S2 Technologies is behind in achievement of its financial plan objectives and milestones, we believe with the recent receipt of initial orders with several large multinational companies, coupled with its recent February 2004 financing round, S2 Technologies should be able to successfully develop its business. However, if S2 Technologies cannot convert these initial orders into higher levels of sales or cannot obtain needed financing or such financing is dilutive to our equity ownership interest in S2 Technologies, our investment balance of $102,000 as of November 30, 2004 may be subject to additional impairment charges.

Mark Underseth, Chief Executive Officer of S2 Technologies, is the brother of Mitchel Underseth, who was the Chief Financial Officer and a director of Oryx until November 30, 2002. During his tenure as Chief Financial Officer and a director, Mitchel Underseth did not participate in Oryx's due diligence or negotiations with respect to Oryx's investments in S2 Technologies and abstained from voting or discussion when the Oryx Board of Directors considered this matter. In December 1, 2002, Mitchel Underseth joined S2 Technologies as their Chief Financial Officer. Mitchel Underseth has continued providing services to us as a consultant and was paid $9,000 during the three month periods ended November 30, 2004 and 2003.

There was no other income recorded during the three month ended November 30, 2004. This compares to $20,000 recorded as other income during the three months ended November 30, 2003, consisting of a credit given by IRISO to reduce the liability related to previous foreign withholding tax. We recorded $7,000 as other income during the first quarter ended May 31, 2004, consisting of a reimbursement we received for duty drawback related to a 1997 transaction.

We believe our operating losses will continue through fiscal 2005, as the anticipated royalty revenue from our SurgX and management fees generated from Oryx Ventures will not be sufficient to cover expected expenses for fiscal 2005.

Liquidity and Capital Resources

Our working capital decreased $388,000, or 119%, from a surplus of $327,000 at February 29, 2004, to a deficit of $61,000 at November 30, 2004, primarily attributed to a net loss from operations during the nine months ended November 30, 2004. Our ratio of current assets to current liabilities was 0.8:1 at November 30, 2004 and 2.2:1 at February 29, 2004.

Net cash used in operations was $388,000 for the nine months ended November 30, 2004. This compares to $173,000 net cash used in operations during the nine months ended November 30, 2003. Net cash used in operations consisted primarily of operating losses adjusted for non-cash related items, which includes loss on investments in affiliates and depreciation.

We did not have any investment activity during the nine months ended November 30, 2004. This compared to net cash used in investing activities of $325,000 for the nine months ended November 30, 2003, consisting of an additional investment of $325,000 in S2 Technologies preferred stock by Oryx Ventures. We do not expect to have any material capital expenditures for the year ended February 28, 2005.

We did not have any financing activity during the nine months ended November 30, 2004. In July 2003, we consummated the sale of 625,000 shares of our common stock and warrants to purchase up to an additional 156,250 shares of common stock, resulting in cash proceeds to Oryx of $625,000.

We believe we have sufficient capital to meet our anticipated working capital requirements through fiscal year 2005. However, our fiscal year 2006 operating plan requires us to obtain additional funding by the end of the first fiscal quarter by raising additional equity or taking other steps to secure funding (such as the sale of assets). There can be no assurance that we can obtain such funding in time to meet our needs, if at all, or that any such transaction will be on terms acceptable to us or in the interest of our stockholders. If the Company is unable to meet these financial needs, then it may have to reorganize under applicable bankruptcy or insolvency laws. In such instance, its ability toremain a reporting entity under the Securities Exchange Act of 1934 or to trade as a public entity would be adversely affected or even suspended. In such circumstances, the Company's ability to raise funds on acceptable terms, if at all, could be adversely affected; in addition, the Company's inability to continue as an ongoing operation would result in its having to use its assets first to satisfy creditors before being able to pay any distributions to its stockholders out of its remaining assets. Creditors would include any persons assisting the Company in any reorganization or insolvency proceedings, the expenses of which might be a substantial drain on any remaining assets available to stockholders. On January 10, 2003 our stock was delisted from The NASDAQ SmallCap Market and now trades on the OTC Bulletin Board. Delisting of our common stock has made it more difficult for us to raise funds through the sale of our stock. As a result of these circumstances, our independent registered public accounting firm's report on our consolidated financial statements for the fiscal year ended February 29, 2004 included an explanatory paragraph indicating that there is substantial doubt about Oryx's ability to continue as a going concern. The Company expects a similar opinion from its independent registered public accounting firm with respect to its Form 10-KSB to be filed for fiscal year 2005.

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

As of November 30, 2004, we had an accumulated deficit of approximately $27.8 million. We incurred net losses of approximately $0.4 and $1.0 million for the three and nine month ended November 30, 2004, respectively, $1.0 million for the fiscal year ended February 29, 2004 and $2.1 million for the fiscal year ended February 28, 2003. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher royalty fees to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to generate higher royalty fees, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline. As a result of the foregoing factors, the report of our independent registered public accounting firm with respect to our financial statements at February 29, 2004 and February 28, 2003 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

Our strategy of relying on licensing royalties and using the proceeds to fund the acquisition of other businesses and technologies has not been successful

During fiscal 1999, we shifted the strategic focus of our business from an operating business exploiting our own developed technologies to a licensing and investment and management services business where we initially intended to use the royalty revenues from our licensed SurgX technology to fund investments by Oryx Ventures in start-up technology companies. However, due to lower than expected royalty payments received by us from licensing our SurgX technology, we have not made additional investments beyond the three portfolio companies we invested in and we have no current plans to make any future investments in companies other than S2 Technologies. Further, one of our portfolio companies has ceased operations and filed for bankruptcy and another portfolio company has been sold. At present, only S2 Technologies is actively engaged in ongoing business operations and our management services business is limited to the services we provide to S2 Technologies. Our business strategy with Oryx Ventures involves a number of special risks, including:

     o    adverse market conditions for development stage companies; and

     o the significant risk associated with investment in small start-up companies, given a very unreceptive financing environment for such companies along with Oryx's lack of capital to provide follow on financing, if required

Our future operating results will depend to a very large degree on the financial success of S2 Technologies and upon our ability to assist S2 Technologies in getting to cash flow positive. All of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. To date, none of our portfolio companies have met their projected financial targets, and except for NetConversions, provided any return to their investors. Further, we have written down the value of our investment in LOTS to zero. Our investment in S2 Technologies will continue to have a negative impact on our financial statements. As of November 30, 2004, we had invested a total of approximately $3.8 million in S2 Technologies; however, the current book value of our investment in S2 Technologies is $102,000. There can be no assurance that we will either recoup our investment or receive any return on our investment.

We are dependent on the licensees of our SurgX technology for substantially all of our revenues.

Our future royalties from the licenses of our SurgX technology are based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees.

The license agreements for our SurgX technology no longer contain any minimum annual royalty payment requirements. Royalty payments are based upon product sales and current royalty payments from our licensees are insufficient to support our operations. There can be no assurance that future royalty payments will provide us with sufficient revenue to support our operations or that our licensees will pay us any royalties in the future.

Cooper Electronics Technologies paid us minimum royalty payments through June 2001. However, it did not make a $1 million royalty payment due on September 15, 2002 to maintain exclusivity and, at such time, its license of our SurgX technology, pursuant to the terms of the license agreement, automatically became a non-exclusive license. Due to low sales of SurgX products by Cooper Electronics Technologies, it did not pay us any royalties for fiscal years 2002 and 2003 and paid us only $56,000 in royalties for fiscal 2004 and $82,000 for the first three quarters of fiscal 2005. In addition, IRISO notified us in 2002 that it had elected not to pay the minimum annual royalty for the royalty year ended October 2002. As a result of IRISO's election, the license granted to IRISO converted to a non-exclusive license for Japan for the remaining term of the license agreement. On April 1, 2003, we executed an amendment to the license agreement granting IRISO a non-exclusive worldwide license for a one-time fee of $200,000. In fiscal 2004, IRISO made royalty payments totaling $219,000 and also paid us $87,000 in royalties during for the first three quarters of fiscal 2005.

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

As a result of various transactions previously entered by us, as of November 30, 2004, there were outstanding convertible securities and private warrants and options for the conversion and purchase of up to approximately 553,351 shares of common stock. This represents significant additional potential dilution for our existing stockholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these convertible securities, there may be further dilution based on the price at which we issue other securities in the future.

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

During the period covered by this Quarterly Report on Form 10-QSB, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                   ORYX TECHNOLOGY CORP.

  Dated: January 13, 2005          By: /s/ Philip J. Micciche
                                       -----------------------------------------
                                       Philip J. Micciche
                                       President, Chief Executive Officer, Chief
                                       Financial Officer and Director (Principal
                                       Executive Officer and Principal Financial
                                       and Accounting Officer)