Form 10KSB
period 2005-02-28
ORYX TECHNOLOGY CORP
filed 2005-05-27
CIK 915355

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended February 28, 2005

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number 1-12680

                              ORYX TECHNOLOGY CORP.
                              ---------------------
           (Name of small business issuer as specified in its charter)

          Delaware                                                22-2115841
-----------------------------------------------               ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

4340 Almaden Expressway, Suite 220
San Jose, California                                                95118
-----------------------------------------------               ------------------
(Address of principal executive offices)                          (Zip Code)

Issuer's Telephone Number, including area code:                 (408) 979-2955
-----------------------------------------------               ------------------


Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
         Title of each class                              on which registered
         -------------------                            -----------------------
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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         Issuer's revenues from continuing operations for its most recent fiscal year were $323,000.

         As of April 30, 2005, 2,821,335 shares of common stock and preferred stock convertible into 875 shares of common stock of Issuer were outstanding. The approximate aggregate market value of the shares of common stock held by non-affiliates of Issuer, based on the average of the closing bid and asked prices on April 30, 2005 of $2.00 and $2.40 per one share of common stock was approximately $3,365,791.(1)


                       DOCUMENTS INCORPORATED BY REFERENCE

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

         As of February 28, 2005 we had an accumulated deficit of approximately $28 million. We incurred net losses of approximately $1.2 million for the fiscal year ended February 28, 2005 and $1.0 million for fiscal 2004. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to incur significant negative cash flow in the future. We will have to generate substantially higher royalty fees to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to generate higher royalty fees, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline. In addition, we must raise additional capital no later than July 2005 to continue our business operations. As a result of these circumstances, our independent registered public accounting firm's report on our consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about Oryx's ability to continue as a going concern.

         Introduction

         Through fiscal 1998, we designed, manufactured and marketed specialized components, analytical equipment and instrumentation products for original equipment manufacturers in the information technology industry. During the later part of fiscal 1998 we embarked upon a major restructuring program which resulted in the sale of substantially all of our operating businesses which accounted for substantially all of our revenue:

         Today we are a technology licensing and investment and management services company with two primary focuses:

         o     collecting  royalties  for our  SurgX  technology  from our SurgX
               licensees,   Cooper   Electronics   Technologies,   Inc.,   IRISO
               Electronics Company, Ltd.; and Shocking Technologies, Inc.

         o maintaining our current investment and providing limited management services to one portfolio company, S2 Technologies, through our investment and management services company, Oryx Ventures, LLC.

         Due to the absence of increased royalty revenue from the sale of our SurgX technology through our licensees, our revenues have been sharply reduced. The licensees of our SurgX technology, to date, have not been successful in shipping products incorporating our SurgX technology in volumes sufficient to produce royalty payments to us in amounts that would cover our operating costs and there can be no assurances that they will be successful in generating substantial sales of SurgX based products in the future.


         SurgX Corporation

         Business Overview

         SurgX Corporation, or SurgX, is the subsidiary through which we license SurgX, our proprietary surge protection technology for over-voltage protection. SurgX technology for over-voltage protection is comprised of a specialized polymer formulation containing inorganic solids, metal particles and adhesion-promoting agents which can be tailored for use against surge threats at different voltage and power levels. The underlying technology developed by SurgX is currently licensed to three licensees, Cooper Bussmann, or Cooper Electronics Technologies, IRISO Electronics Company, Ltd., or IRISO, and Shocking Technologies Inc. on a non-exclusive world-wide basis. Products manufactured by licensees, Cooper Electronics Technologies and IRISO are utilizing SurgX's proprietary technology which are targeted for sale to original equipment
manufacturers,   or  OEMs,   and  contract   manufacturers   in  the   computer,
communication, and electronics industries to provide protection against electrostatic discharge, or ESD, events through discrete devices at the printed circuit board level. Shocking Technologies does not yet sell products incorporating SurgX technology and we do not anticipate receiving royalty payments from Shocking Technologies during our next fiscal year. While our SurgX licensees continue to see increase in demand for SurgX products, royalty revenue from their shipments of products incorporating our SurgX technology are insufficient to support our operations and there can be no assurances that they will be successful in increasing sales of products based on our SurgX technology in the future. We are actively seeking a purchaser of our SurgX business to generate cash to support our investment in S2 Technologies (see "Oryx Ventures, LLC"). Although we have had discussions with several parties, there can be no assurance that we will be successful in consummating a sale of the SurgX business in a timely manner, if at all.


Licensees

Cooper Electronics Technologies

         In fiscal year 1997, we granted Cooper Bussmann a non-exclusive license in Japan and an exclusive license for the rest of the world to manufacture and market surface mount and connector array components using SurgX technology. Cooper Bussmann is a leading manufacturer of fuses and other circuit protection devices, and its target market for products incorporating the SurgX technology is the electronics market. In consideration for this license, Cooper Bussmann paid us $750,000 in development funding, and, subject to terms of the license agreement, became obligated to pay us royalties for approximately eleven years based upon Cooper Bussmann sales of SurgX surface mount components and connectors. In September of 1997, this license agreement was amended to extend its term to 20 years, expand Cooper Bussmann's license rights for SurgTape for board-level ESD protection, and provide SurgX with a cash advance of $1.7 million, in the form of non-refundable minimum royalties to finance the development and commercialization of SurgTape, which was not commercialized. Pursuant to the terms of the license agreement, Cooper Bussmann was granted an exclusive license through June 2001 in exchange for the $1.7 million cash advance it provided to us. Cooper Bussmann did not make a required $1 million royalty payment due September 15, 2002 to maintain its exclusive license to the SurgX technology and its license automatically converted to a nonexclusive basis as of September 15, 2002. Due to lower than anticipated sales of SurgX products, we did not receive any royalties from Cooper Bussmann during fiscal years 2002 and 2003. However, we did receive royalty payments of $56,000 and $104,000 from Cooper Bussmann for sales of SurgX products for the years ended February 29, 2004 and February 28, 2005, respectively.

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

         In fiscal year 2000, we transferred all SurgX polymer research and development efforts to Cooper Electronics Technologies and in fiscal 2002, we transferred all trade secrets and manufacturing know-how for SurgX liquid to Cooper Electronics Technologies. All SurgX liquid manufacturing enhancements and development activities are now performed by Cooper Electronics Technologies.

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

         In late calendar 2001, Cooper Electronics Technologies introduced a 0603 discrete component package with better protection capability and lower trigger voltage and has also been in the process of developing a much smaller footprint component, a 0402 package style, in addition to other smaller multi-line variants. The mass production version of the 0402 device is anticipated to be commercially introduced in 2005; however, no firm introduction date has been finalized.

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

         Historically, Cooper Electronics Technologies sales of SurgX products had been lower than anticipated. Sales of SurgX products by Cooper Electronics Technologies for fiscal 2001 were under three million units. Sales of SurgX products in fiscal 2002 were less than 18 million units. In fiscal 2003, with concentrated application engineering and marketing effort and the introduction of the 0603 ESDA product, Cooper Electronics Technologies shipped over 30 million devices in a combination of 0603, 0805, and 4 line array configurations. In fiscal 2004, Cooper Electronics Technologies shipped over 100 million devices, as the 0603 ESD product continues to gain popularity with the designer community due to the high frequency performance and new pricing policies aimed at replacing other devices traditionally used for ESD protection. Cooper Electronics Technologies had gained design wins and is shipping to large multinational customers such as Canon, Panasonic, Sanyo, Toshiba, Motorola, Siemens, Fujitsu, Sony, Kyocera, and Kenwood.

         For fiscal 2005, the order rate for SurgX products increased and at a significantly higher rate than the previous year's shipments with Cooper Electronics Technologies shipping over 158 million devices. This increase is primarily the result of the technology coming into wider use by circuit designers for a wider range of applications and meeting competitive pricing of traditional ESD protection components. Cooper Electronics Technologies is planning on continued growth for SurgX products for fiscal 2006. Major growth of device sales, overall, is predicated on not only pricing but performance and packaging format. While the sales prices of devices incorporating our SurgX technology were impacted by the severe price erosion during the past three years resulting from industry overcapacity, a general improvement in price stability occurred in fiscal 2005, according to Cooper Electronics Technologies.


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

         In fiscal 1999, IRISO started volume production and sales of 0805 surface mount components. Sales of SurgX products by IRISO in fiscal 2000 were minimal, with IRISO shipping production quantities to two major OEMs and in lesser amounts to five other customers. While IRISO's shipments in fiscal 2002 and fiscal 2003 were up significantly, at approximately 12 million units for each year, these sales levels were much lower than initially forecasted due to a significant downturn in the electronic components markets, predatory pricing pressures from competitors and by market requirements of improved ESD protection capabilities, which IRISO has not yet achieved. IRISO shipped over 26 million units in fiscal 2004 and approximately 40 million units in fiscal 2005. However, there can be no assurance that IRISO will be able to sustain such sales growth in the future.

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

         In fiscal 2002, we transferred the manufacturing of SurgX liquid material to IRISO in Japan. We also terminated our internal development activities on February 1, 2003. All SurgX liquid manufacturing enhancements and liquid development activities are now performed by IRISO.

         In fiscal 2001, IRISO paid us $100,000 in licensing royalties for shipments during that year. In fiscal 2002, IRISO paid its minimum licensing royalty obligation of $200,000 for the royalty year ending October 2001 and made royalty payments to us totaling $148,000 in fiscal 2003 for the royalty year ending October 2002, which was below the minimum annual royalty amount for IRISO to maintain its co-exclusive license. As a result, IRISO's license with us converted to a non-exclusive license for the remaining term of the license agreement. On April 1, 2003, IRISO paid us a one time fee of $200,000 in connection with an amendment to the license agreement to expand IRISO's licensed territory from Japan to a non-exclusive worldwide license. In fiscal 2004, IRISO made royalty payments totaling $219,000. IRISO also paid us $182,000 in royalties for fiscal 2005.


Other Potential Licensees

         To expand the market for SurgX products, in fiscal 2003 we initiated discussions with several companies regarding licensing our SurgX technology. However, we were unsuccessful in entering into a new license agreement for our SurgX technology with any of the companies we were in discussions with. Consequently, we significantly curtailed our solicitation of and negotiation with potential new licensees. At the beginning of calendar 2004 we initiated licensing discussions with three additional companies. Negotiations with two of these companies were not successful, but in May 2004 we entered into a patent and technology license agreement with the remaining company we were negotiating with. This company, Shocking Technologies, Inc., paid us $50,000 in February 2005 as an initial license fee pursuant to a patent and technology license agreement to provide them with an exclusive worldwide two-year license to specified SurgX patents and technologies for use in connection with semiconductor packaging materials and a non-exclusive, worldwide license for other uses, subject to SurgX's existing license agreements. Shocking Technologies, in its sole discretion, may extend the term of this agreement by payment of an additional license fee and royalties, as set forth in such agreement. This agreement is also subject to termination at the option of the licensee company.


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

         The two foundation patents filed by SurgX in 1995 on manufacturing processes, methods of making the SurgX compositions and SurgX devices have been divided by the U.S. Patent and Trademark Office into several different inventions for filing as individual patents. In September 1998, the US patent on the basic method of manufacturing SurgX overvoltage compositions was granted. Four additional basic patents were filed on other aspects of the SurgX technology, including surface mount devices and connector component designs. A total of 12 US patents have been granted and 1 more is pending and expected to issue as a US patent in 2005. Foreign patent filings were made in 10 countries plus the European countries on the two foundation patents and selected foreign patent filings have been made on the other basic patents. Fifteen foreign patents have been granted. Ten foreign patent applications remain in process. We believe our patents and patent applications cover significant proprietary SurgX technology in devices, processes and materials.

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

         Oryx will receive all profits and losses from Oryx Ventures, provided that, Philip Micciche, Chief Executive Officer of Oryx, Mitchel Underseth, the former Chief Financial Officer of Oryx and Luis Borge, Controller of Oryx will receive an aggregate of 20% of any distributions made by Oryx Ventures from its equity holdings of S2 Technologies, excluding shares of Series C preferred stock held by Oryx.

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

         Oryx   Ventures  has  invested  an  aggregate  of   $3,768,200   in  S2
Technologies as follows:



Date of Investment             Type of Security                  Amount Invested
------------------             ----------------                  ---------------
August 2000            Series A preferred stock                   $   500,000
October 2001           Series B preferred stock                     1,105,000
March 2002             Series B preferred stock                       937,500
May 2003               Series B-1 preferred stock                     200,000
September 2003         Series B-1 preferred stock                     125,000
February 2004          Series C preferred stock                       900,000

August 2003            Common stock from warrant exercised                700
                                                                  ------------
                                                                  $ 3,768,200
                                                                  ============


         We are also providing senior management advisory services to S2 Technologies for a cash fee. As of February 28, 2005 our total voting ownership of S2 Technologies was approximately 38.4 %.

         S2 Technologies provides value-added technology that addresses the development, integration and testing phases of the embedded software process. The goal is to increase software developers' productivity and decrease the time it takes for their products to reach commercialization. S2 Technologies released its first product, Stride 1.0, in March 2002 and Stride 2.0 later in calendar 2004.

         Given the limited capital resources of S2 Technologies at the time we made our original investment, we began recognizing losses on our investment in S2 Technologies based upon our pro-rata share of the initial Series A preferred financing. Concurrent with the Series B preferred financing, we began recognizing losses on our investment in S2 Technologies based upon our total equity ownership percentage in S2 Technologies. As of February 28, 2005, we had recognized cumulative losses attributable to our ownership of S2 Technologies of $3,234,000, of which $693,000 was for the fiscal year ended February 28, 2005. At February 28, 2005, the carrying value of Oryx's investment in S2 Technologies was zero since losses recorded for S2 Technologies' losses for this fiscal year completely depleted the carrying value of this investment. We evaluate the carrying value of our ownership interest in S2 Technologies for possible impairment on a quarterly basis. As a result of S2 Technologies not meeting certain milestones established in fiscal 2003, we recorded an impairment loss of $412,000 for the fiscal year ended February 28, 2003. The method to determine the impairment loss was based upon our pro rata share of S2 Technologies' net realizable value, which consisted primarily of net available cash at February 28, 2003. For the years ended February 29, 2004 and February 28, 2005 our pro rata share of S2 Technologies' net realizable value was in excess of our investment balance and therefore, no impairment loss was recorded in these periods.


Investors Risks

         Oryx Ventures' current activity is limited to providing management services to S2 Technologies. Our business strategy with Oryx Ventures involves a number of special risks, including:

         o being deemed an investment company and subjected to the requirements of the Investment Company Act of 1940; and

         o the significant risk associated with investments in a small start-up company, given a very unreceptive financing environment and Oryx's lack of capital to provide follow on financing if required.

         We may not be able to successfully address these problems. Moreover, our future operating results will depend to a very large degree on the financial success of our only portfolio company, S2 Technologies, and upon our ability to assist S2 Technologies in becoming cash flow positive. The three portfolio companies we invested in were early-stage companies with limited operating histories and limited or no revenues. To date, S2 Technologies is our only portfolio company that is still actively pursuing its business model. We have recorded accumulated losses of $3,646,000 representing our pro rata share of S2 Technologies' losses and impairment charges. At present, S2 Technologies revenues are not sufficient to support its operating expenses and there can be no assurances that we will either recoup our investment or receive any return on our investment in S2 Technologies.

Effects of Various Accounting Methods on our Results of Operations
------------------------------------------------------------------

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

         The applicable accounting method used to record our investments in S2 Technologies is determined by our voting interest in S2 Technologies and the level of influence we exercise over the company. In general, we use the equity method when our ownership exceeds 20% but is not greater than 50% and we use the cost method when our ownership is less than 20% and we do not exercise significant influence or effective control. Whether or not we exercise significant influence over S2 Technologies, which at this time we do not, depends on an evaluation of several factors including our management capacity and decision making authority relative to our management services we provide, level of representation on the board of directors and level of voting rights associated with our equity holdings. Since our initial investment in S2 Technologies we have used the equity method because our ownership level exceeds 20% but has not been greater than 50%.

         During the fourth quarter of fiscal 2005, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The adoption of FIN 46 did not have an effect on the accounting for the investment in S2 Technologies as we determined that consolidation of S2 Technologies was not required since we share in only our prorata percentage of the losses or income of S2 Technologies, our voting power is proportionate to our ownership interest, S2 Technologies has sufficient funding to permit it to finance its current activities and provisions in S2 Technologies financing arrangements allow for additional equity investments.

         Costs to support Oryx Ventures activities are primarily related to salary expenses of Oryx employees associated with providing management services to S2 Technologies. Effective November 30, 2002, Mitchel Underseth, our Chief Financial Officer, resigned from Oryx to join S2 Technologies. As of February 28, 2005, there was one executive and one administrative employee providing management services through Oryx Ventures to S2 Technologies. Currently, Oryx Ventures receives cash fees as payment for providing management services to S2 Technologies.


         Research and Development

         In fiscal year 2000, we transferred all of our SurgX research and development to Cooper Electronics Technologies, a subsidiary of Cooper Bussmann. Cooper Electronics Technologies has funded substantially all research and development activities with respect to SurgX technology for fiscal years 2004 and 2005. The total amount spent by us on research and development activities in fiscal years 2004 and 2005 was $45,000 and $36,000, respectively. In early fiscal 2003, we reinitiated limited SurgX research and development activities to support licensees in improving electrical performance of SurgX products but terminated all SurgX development activities in February 2003 due to lack of funds.

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


         Employees

         As of April 30, 2005, we employed 2 people on a full-time basis. Our full time employees consist of one executive officer and one administrative employee. Our employees are not covered by any collective bargaining agreements, and we believe our employee relations are satisfactory.

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

As of February 28, 2005, we had an accumulated deficit of approximately $28 million. We incurred net losses of approximately $1.2 and $1.0 million for the fiscal years ended February 28, 2005 and February 29, 2004, respectively. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher royalty fees to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to generate higher royalty fees, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline. As a result of the foregoing factors, the report of our independent registered public accounting firm with respect to our consolidated financial statements at February 28, 2005 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

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

         o        adverse market conditions for development stage companies; and

         o the significant risk associated with investment in small start-up companies, given a very unreceptive financing environment for such companies along with Oryx's lack of capital to provide follow on financing, if required

         Our future operating results will depend to a very large degree on the financial success of S2 Technologies and upon our ability to assist S2 Technologies in getting to cash flow positive. All of the investment opportunities we have invested in are early-stage companies with limited operating histories and limited or no revenues. To date, none of our portfolio companies have met their projected financial targets, and except for NetConversions, provided any return to their investors. Further, we have written down the value of our investment in LOTS to zero. Our investment in S2 Technologies will continue to have a negative impact on our financial statements. As of February 28, 2005, we had invested a total of approximately $3.8 million in S2 Technologies; however, the current book value of our investment in S2 Technologies is zero. There can be no assurance that we will either recoup our investment or receive any return on our investment.

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

         Cooper Electronics Technologies paid us minimum royalty payments through June 2001. However, it did not make a $1 million royalty payment due on September 15, 2002 to maintain exclusivity and, at such time, its license of our SurgX technology, pursuant to the terms of the license agreement, automatically became a non-exclusive license. Due to low sales of SurgX products by Cooper Electronics Technologies, it did not pay us any royalties for fiscal years 2002 and 2003 and paid us only $56,000 in royalties for fiscal 2004 and $104,000 for fiscal 2005. In addition, IRISO notified us in 2002 that it had elected not to pay the minimum annual royalty for the royalty year ended October 2002. As a result of IRISO's election, the license granted to IRISO converted to a non-exclusive license for Japan for the remaining term of the license agreement. On April 1, 2003, we executed an amendment to the license agreement granting IRISO a non-exclusive worldwide license for a one-time fee of $200,000. In fiscal 2004 and 2005, IRISO made royalty payments totaling $219,000 and $182,000, respectively.

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

         Our performance is substantially dependent on the performance of Philip Micciche, our President, Chief Executive Officer and Chief Financial Officer. The loss of the services of Mr. Micciche or the key employees of our portfolio company, S2 Technologies, may harm our business. As of November 30, 2002, Mitchel Underseth, our former Chief Financial Officer terminated his employment with Oryx and joined S2 Technologies. Mr. Micciche assumed the additional role of Chief Financial Officer, effective as of Mr. Underseth's resignation.

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

         o        Cooper   Electronics   Technologies'   and  IRISO's  continued
                  marketing, sales, research and development and financial support of SurgX technology; and

         o        negative   impact  on  our  balance  sheet  and  statement  of
                  operations due to the accounting treatment of our investment in S2 Technologies.

         A slowdown in demand for products using our SurgX technology or delays in acceptance of products using SurgX technology would have a material adverse effect on our operating results.

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

         As a result of various transactions previously entered by us, as of February 28, 2005, there were outstanding convertible securities, warrants and options for the conversion and purchase of up to approximately 553,351 shares of common stock. This represents significant additional potential dilution for our existing stockholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these convertible securities, there may be further dilution based on the price at which we issue other securities in the future.

Item 2.  Description of Property.

         We presently operate our businesses in one facility located at 4340 Almaden Expressway, San Jose, California. On August 7, 2001, we entered into an agreement with Hessling-Piper Investments to lease our current offices, a 550 square foot facility in San Jose, California. The monthly rental fee is $1,000 and the lease terminates August 11, 2005. We intend to initiate discussions with our landlord to extend the term of this lease prior to its expiration on August 10, 2005. However, we can give no assurances that the landlord's proposed terms for renewal will be acceptable to us or if the landlord will agree to extend the lease term at all. If we are unable to extend the lease term we will seek a new location for our office

         The property described above is in satisfactory condition for the purpose for which it is used.

Item 3.  Legal Proceedings.

         We know of no material litigation or claims pending, threatened or contemplated to which Oryx is or may become a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

         During the fourth quarter of our fiscal year ended February 28, 2005, no matters were submitted to a vote of security holders.


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

                                           Common Stock
                                      -------------------------
                                        High             Low
                                        ----             ---
2004 Fiscal year
----------------
1st Quarter                           $  1.31          $  0.41
2nd Quarter                           $  4.00          $  0.75
3rd Quarter                           $  3.65          $  2.00
4th Quarter                           $  7.75          $  2.10

2005 Fiscal year
----------------
1st Quarter                           $  7.10          $  3.50
2nd Quarter                           $  6.05          $  3.05
3rd Quarter                           $  4.50          $  2.40
4th Quarter                           $  2.75          $  1.70

         On April 30, 2005 the closing price for our common stock was $2.00 per share. As of April 30, 2005 the number of record holders of our common stock was approximately 99.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, market share growth, competitive growth, new product introductions by our licensees, success of research and development efforts by our licensees and customer acceptance of new products. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for products of our Surgx licensees, such as : adverse changes in customer order patterns, increased competition, lack of acceptance of new products, lack of success in technological advancement; our ability to retain our key executive; adverse conditions in the capital markets; other business conditions that may negatively our portfolio company, S2 Technologies, and other factors including, without limitation, those listed in "Risk Factors" above.

         Business Segments

         Through  fiscal year 2004, we operated in two main  business  segments:
SurgX, a 97% owned subsidiary, and Oryx Ventures, our investment and management services company. The minority interest of 3% in SurgX is not significant; therefore, it is not reflected in our consolidated financial statements. These businesses operate independently and are supported by a corporate segment providing for all administrative, accounting, and financial activities. As noted above in "Description of Business," during fiscal year 1998, we embarked upon a major restructuring program that resulted in the sales of two operating subsidiaries. We took these steps to reduce losses and enable us to concentrate on our electrostatic discharge protection business through our SurgX subsidiary.


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

         Equity Method.  Entities where we can exercise  significant  influence, but not control, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a company depends on an evaluation of several factors including, among others, representation on the company's board of directors and ownership level, generally 20% to 50% interest in the voting securities of the company including voting rights associated with our holdings in common, preferred and other convertible instruments in the company. Under the equity method of accounting, our share of the earnings or losses of these companies are included in the equity in net income (loss) of affiliates line in our consolidated statements of operations.

         Cost Method. Companies not consolidated or accounted for under the equity method are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our consolidated statements of operations until dividends are paid.

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

         In assessing potential impairment for these investments and related goodwill we will consider several factors as well as forecasted financial performance of the companies we have invested in. If these forecasts are not met, we may have to record additional impairment charges not previously recognized. During the year ended February 28, 2003, we recognized impairment losses of $412,000 related to our investments in S2 Technologies. No impairment losses were recognized during the years ended February 28, 2005 and February 29, 2004. In assessing the recoverability of our equity method goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

         Revenue recognition

         Services revenue is for management services pursuant to time and materials contracts and is recorded when services are performed, contractually payable and collectibility is probable. Other revenue represents royalty revenue based upon license agreements or per unit royalties which are recognized on receipt of payment.

         Allowance for doubtful accounts

         We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments. We evaluate our allowance for doubtful accounts based on the aging of our accounts receivable, the financial condition of our customers and their payment history, our historical write-off experience and other assumptions.

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

         The above listing is not intended to be a comprehensive list of all of our critical accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-KSB, which contain accounting policies and other disclosures required by generally accepted accounting principles.

         Consolidated Results Operations

         For the fiscal year ended February 28, 2005, revenue decreased $187,000 or 37% from $510,000 for the year ended February 29, 2004 to $323,000 for the year ended February 28, 2005. The decrease in revenue was primarily attributed to a one-time $200,000 payment in connection with expanding IRISO's licensed territory from Japan to worldwide recorded in fiscal 2004, partially offset by a small increase in SurgX royalty revenue. The increase in SurgX royalties was due to an increase in units sold by our licensees, partially offset by extraordinary charges to cost of sales taken by our licensee Cooper Electronics and lower sales price reported by our licensee IRISO. We anticipate that future revenue will be derived primarily from royalties from our SurgX technology. To date, royalty revenue from sales by our SurgX licensees have not been sufficient to cover our operating expenses. While our licensee, Cooper Electronics Technologies, has recently experienced increased interest and orders for its SurgX products, there can be no assurances that sales of SurgX products will increase in the future, if at all, or that increases in sales will result in higher royalty income for us.

         Cost of revenue increased $3,000 or 5% from $59,000 for the fiscal year ended February 29, 2004 to $62,000 for the year ended February 28, 2005. The increase is attributable to additional management services provided by Oryx Ventures to S2 Technologies.

         Our gross profit decreased $190,000 or 42% from a gross profit of $451,000 for the fiscal year ended February 29, 2004 to a gross profit of $261,000 for the year ended February 28, 2005. The decrease in gross profit for the year ended February 28, 2005 was primarily attributed to the absence of a one-time fee in the amount of $200,000 received from IRISO for expanding IRISO's licensed territory from Japan to worldwide recorded in fiscal 2004, partially offset by a small increase in SurgX royalty revenue.

         General and administrative expenses decreased $64,000 or 8% from $789,000 for the fiscal year ended February 29, 2004 to $725,000 for the year ended February 28, 2005. The decrease in general and administrative expenses is attributed to a decrease in corporate compensation expenses, director and officers insurance expenses and investor relation expenses, partially offset by an increase in consulting expenses. We expect future operating expenses to remain at the same levels as fiscal 2005.

         Research and development expenses decreased $9,000 or 20% from $45,000 for the fiscal year ended February 29, 2004 to $36,000 for the year ended February 28, 2005. This decrease is primarily attributed to a decrease in expenses related to patent activities. We anticipate that research and development expenditures in future periods will be at approximately the same level as fiscal 2005 for the foreseeable future, primarily representing expenses related to patent activities.

         For the fiscal year ended February 28, 2005 we recorded interest income of $2,000. This compares to $3,000 of net interest income for the fiscal year ended February 29, 2004. The decrease is mainly attributable to lower balances of cash and cash equivalents and lower interest rates during fiscal 2005. We anticipate less interest income in the future since our cash and cash equivalent balance and interest rates have decreased from the prior year.

         Investment loss from Oryx Ventures' activities consists primarily of recognition of losses relating to our percentage ownership share of S2 Technologies. Investment loss from Oryx Ventures activities were $693,000 for the fiscal year ended February 28, 2005, compared to $554,000 for the fiscal year ended February 29, 2004. The increase in investment loss during fiscal year 2005 was primarily due to a $129,000 payment received during fiscal 2004 from NetConversion as repayment of principal plus interest of a bridge loan that we provided them in June 2000, which we fully reserved in November 2000. At February 28, 2005, the carrying value of our S2 Technologies investment was zero.

         We recorded $7,000 as other income during the fiscal year ended February 28, 2005, which consists of a reimbursement received for duty drawback related to a 1997 transaction. This compares to $20,000 recorded as other income during the fiscal year ended February 29, 2004 consisting of a concession given by IRISO to reduce withholding tax liabilities previously recorded.


         We believe our operating losses will continue through fiscal 2006, as the anticipated royalty revenue from our SurgX and consulting fees generated from Oryx Ventures will not be sufficient to cover expected expenses for fiscal 2006.


Segment Results

         SURGX CORPORATION


                                                    February 28    February 29
         (dollars in thousands)                        2005           2004
         ----------------------------------------------------------------------
         Revenue                                           $286            $475
         Cost of revenue                                      0               0
                                                    -----------    ------------
         Gross profit                                       286             475

         Operating expenses                                  39              45
                                                    -----------    ------------
         Operating income                                  $247            $430
                                                    ===========    ============


         Revenue, consisting of SurgX royalty from IRISO and Cooper Electronics Technologies, were $286,000 for the fiscal year ended February 28, 2005 compared to $475,000 for the fiscal year ended February 29, 2004. The decrease in revenue was primarily attributed to the absence of a one-time $200,000 payment in connection with expanding IRISO's licensed territory from Japan to worldwide recorded in fiscal 2004.

         Future SurgX royalties will be based solely upon the successful sales, marketing, manufacturing and development efforts of our licensees, and we have no view of what level of revenue will be achieved in the future, if any at all, or that increases in sales will result in higher royalty income for us.

         Operating expenses decreased $6,000 or 13%, from $45,000 for the fiscal year ended February 29, 2004 to $39,000 for the year ended February 28, 2005. This decrease is primarily attributed to a decrease in expenses related to patent activities. Anticipated operating expenses in the near future will continue to be primarily legal expenses related to patent activities.

         ORYX VENTURES, LLC


                                                    February 28      February 29
         (dollars in thousands)                         2005            2004
         ----------------------------------------------------------------------
         Revenue                                           $ 37            $ 35
         Cost of revenue                                     62              59
                                                    -----------    ------------
         Gross profit                                       (25)            (24)

         Operating expenses                                   1               2
                                                    -----------    ------------
         Operating loss                                    ($26)           ($26)
                                                    ===========    ============


         Revenue consists of management and consulting fees provided to S2 Technologies, Inc. Revenues recognized for fiscal 2005 increased $2,000 or 6% to $37,000 for the year ended February 28, 2005 from $35,000 for the year ended February 29, 2004. We expect Oryx Ventures revenue to be at the same level in fiscal 2006, since we are not actively pursuing new opportunities to charge fees for management services to other companies through Oryx Ventures.

         Cost of revenue is directly related to the allocated salaries associated with generating revenues. The increase in cost of revenue in fiscal 2005 was due to additional salaries allocated to the revenues during the last quarter.

         Operating expenses are primarily related to franchise taxes related to Oryx Ventures operations. We anticipate the same level of operating expenses during fiscal 2006.

         CORPORATE

                                                    February 28    February 29
         (dollars in thousands)                        2005            2004
         ----------------------------------------------------------------------

         Revenue                                          $   0           $   0
         Cost of revenue                                      0               0
                                                    -----------    ------------
         Gross profit                                         0               0

         Operating expenses                                 721             787
                                                    -----------    ------------
         Operating loss                                   ($721)          ($787)
                                                    ===========    ============



         The corporate business segment did not have any revenue in fiscal 2005 and 2004.

         The decrease in operating expenses from corporate operations of $66,000 or 8% from $787,000 for the fiscal year ended February 29, 2004 to $721,000 for the fiscal year ended February 28, 2005 relates to a decrease in corporate compensation expenses, director and officers insurance expenses and investor relation expenses, partially offset by an increase in consulting expenses. We expect the operating expenses to stay at the same level in near future periods.

         Liquidity and Capital Resources

         Our working capital decreased $422,000, or 129%, from a surplus of $327,000 at February 29, 2004, to a deficit of $95,000 at February 28, 2005, primarily attributed to a net loss from operations during fiscal 2005. Our ratio of current assets to current liabilities was 0.7:1 at February 28, 2005 and 2.2:1 at February 29, 2004.

         Net cash used in operations was $341,000 and $246,000 for the years ended February 28, 2005 and February 29, 2004, respectively. This represents an increase of $95,000 or 39%. Cash used in operations consisted primarily of operating losses adjusted for non-cash related items, which includes loss on investments and depreciation.

         Net cash used in investing activities was zero for the fiscal year ended February 28, 2005 compared to net cash used in investing activities of $1,096,000 for fiscal 2004. The net cash used in investing activities for the fiscal year ended February 29, 2004 consisted primarily of investments by Oryx Ventures of $1,225,000 in S2 Technologies' Preferred Stock, partially offset by $129,000 payment received from NetConversion as repayment in full of a bridge loan that we provided in June 2000. We do not expect to have any material capital expenditures for the year ended February 28, 2006.

         Net cash provided by financing activities was zero for the fiscal year ended February 28, 2005. This compares to $1,525,000 net cash provided by financing activities for the fiscal year ended February 29, 2004. Net cash provided by financing activities for the fiscal year ended February 29, 2004 was attributed to approximately $1,525,000 in proceeds from private placements of our common stock in July 2003 and January 2004. On July 28, 2003 and January 29, 2004, Oryx completed private placements of 625,000 and 390,000 shares of its common stock at a purchase price of $1.00 and $3.00 per share, resulting in aggregate proceeds to Oryx Technology Corp. of $625,000 and $900,000, respectively. The investors also received warrants to purchase 156,250 and 90,000 additional shares of Oryx common stock at an exercise price of $3.00 and $6.00 per share, respectively. The common stock and warrants sold in this private placement have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or an exemption from registration requirements.

         We do not have sufficient capital to meet our anticipated working capital requirements through fiscal year 2006. We have to obtain additional funding by raising additional equity or taking other steps on or before July 2005 in order to have sufficient cash to continue our business operations.

         We are actively exploring financing opportunities and seeking a purchaser of our SurgX business to generate cash to support our business operations and our investment in S2 Technologies. Although we have had discussions with several parties, there can be no assurance that we will be successful in consummating a sale of the SurgX business in a timely manner, if at all. Further, there can be no assurance that we will be successful in securing additional funding from other sources in a timely manner to meet our needs, if at all, or that any such transaction will be on terms acceptable to us or in the interest of our stockholders. As a result of these circumstances, our independent registered public accounting firm's report on our consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about Oryx's ability to continue as a going concern.

     Recent accounting pronouncements

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2004. The adoption of FIN 46 did not have a significant impact on the Company's consolidated financial statements.

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS123R"), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transaction using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in statement of operations. SFAS 123R requires that a modified version of prospective application be used, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective for interim or annual reporting periods beginning after December 15, 2005 for companies that file as small business issuers. While the Company currently discloses the pro-forma effects of its stock-based awards (see Note 2), it is currently evaluating the impact the implementation guidance and revisions included in SFAS 123R will have on its consolidated financial statements.

Item 7.  Financial Statements.

         The response to this item is submitted in Item 13.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

Item 8A  Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures.

         As of the end of the period covered by this Annual Report on Form 10-KSB, we evaluated under the supervision of our Chief Executive Officer, who is also our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) or 15d-15(e) . Based on this evaluation, our Chief Executive Officer, who is also our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal control over financial reporting.

         During the period covered by this Annual Report on Form 10-KSB, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act.

         The names and ages of our directors and executive officers as of February 28, 2005 are as follows:

Name                          Position                                       Age
----                          --------                                       ---
Philip J. Micciche            President, CEO and Director                    71
Andrew Intrater               Secretary, Treasurer and Director              43
Dr. John H. Abeles            Director                                       60
Jay M. Haft                   Director                                       69


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

         JAY M. HAFT has been a director of Oryx since February 1995. He is a strategic and financial consultant for growth stage companies. He is active in international corporate finance, mergers and acquisitions, and in the representation of emerging growth companies. Mr. Haft has been Managing General Partner of GenAm "1" Venture Fund, an international venture capital fund and a director of numerous public and private corporations, including Robotic Vision Systems, Inc. (RVSI), Encore Medical Corporation, DUSA Pharmaceuticals, Inc. He is of counsel to Reed Smith LLP in New York and previously a senior partner of Parker Duryee Rosoff & Haft in New York. He is a former member of the Florida
Commission of Government Accountability to the People and a former National Trustee and Treasurer of the Miami City Ballet, and is currently a director of Florida International University and a member of the Advisory Board of the Wolfsonian Museum and the FIU Law School. He has been a Senior Partner of Columbus Nova private investment group for more than 8 years. Mr. Haft graduated Phi Beta Kappa from Yale University in 1956 and obtained his law degree from Yale Law School in 1959.

         All directors are elected annually by our stockholders and serve until their respective successors are duly elected and qualified. There is no family relationship between any director or executive officer of Oryx.

Board Committees and Meetings
-----------------------------

Board of Directors
------------------

         During the fiscal year ending February 28, 2005, there were 12 meetings of the board of directors. Each board member attended 92% of the aggregate of the meetings of our board of directors and the meetings of all committees of the board of directors on which he served, except for Andrew Intrater, who attended 83% of such meetings.

Compensation Committee
----------------------

         The compensation committee was established on March 28, 1995. The members of the compensation committee are Dr. John H. Abeles and Jay M. Haft, none of whom is an employee of Oryx. The compensation committee makes recommendations with respect to compensation of senior officers and granting of stock options and stock awards. The compensation committee met once during the fiscal year ended February 28, 2005.

Audit Committee
---------------

         The audit committee was established on March 28, 1995. The audit committee is composed of three members and operates under a written charter adopted by the board of directors. The responsibilities of the audit committee are contained in the Audit Committee Charter. The audit committee during fiscal year 2004 consisted of Jay M. Haft and John Abeles. Currently, the audit committee consists of Andrew Intrater and John Abeles and there is one vacancy. Mr. Abeles is "independent," as defined by Oryx policy and the National
Association of Securities Dealers, Inc. listing standards. The board has determined to appoint one director to the audit committee who is not "independent" as defined by Oryx policy and the applicable listing standards. Andrew Intrater serves as the Secretary and Treasurer of Oryx and, therefore, is not independent. The board of directors has determined to appoint Mr. Intrater as an audit committee member because of his specific business experience relative to Oryx's business. The board has further determined that Mr. Intrater's position with Oryx will not interfere with his providing impartial advice to the audit committee and that Mr. Intrater's service on the audit committee is in the best interests of Oryx and its stockholders. The board has also determined that there is no audit committee financial expert serving on the audit committee. Although the current members of the audit committee do not meet all of the criteria of a financial expert under SEC rules, the board of directors believes that the current members of the audit committee possess sufficient financial knowledge and experience relative to the financial complexity of Oryx's financial statements to adequately carry out their duties under the audit committee charter. The audit committee met once every quarter during fiscal year ended February 28, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

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

         To our knowledge, based solely on a review of the copies of such reports and amendments thereto furnished to us and written representations from the reporting persons that no other reports were required during the fiscal year ended February 28, 2005, we believe that all Section 16(a) filing requirements applicable to the officers, directors and greater than 10% beneficial owners of Oryx were complied with during the fiscal year ended February 28, 2005.

Code of Ethics
--------------

         We have adopted a code of personal and business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of personal and business conduct and ethics is filed as an exhibit to this Annual Report on Form 10-KSB.



Item 10. Executive Compensation.

Cash Compensation
-----------------

         The following table sets forth the total compensation earned by the Chief Executive Officer and the other executive officers of Oryx whose total salary and compensation exceeded $100,000 for services rendered in all capacities for the years ended February 28, 2005, February 29, 2004 and February 28, 2002.


                                                   Summary Compensation Table
Name and                        Fiscal                                                Other Annual         All Other
Principal Position              Year          Salary              Bonus               Compensation         Compensation
---------------------------     ----------    --------------      -------------       -----------------    ------------------
Philip Micciche,                2005          $  120,000          $     --            $  7,522(1)          $   --
President & Chief               2004          $  120,000          $     --            $  7,862(1)          $   --
Executive Officer               2003          $  186,670          $     --            $  7,515(1)          $   --


Mitchel Underseth               2005          $     --            $     --            $   --               $ 36,000(3)
Chief Financial                 2004          $     --            $     --            $   --               $ 36,000(3)
Officer                         2003          $  154,808          $     --            $   --               $ 22,900(2)

         (1) All other compensation consists of vehicle allowance provide to Mr. Micciche.

         (2) Severance payment to Mr. Underseth at termination of his employment with Oryx.

         (3) Consultant fees payment to Mr. Underseth.


         The following table sets forth as to the Chief Executive Officer and each of the executive officers named under the Summary Compensation Table, certain information with respect to options to purchase shares of common stock of Oryx as of and for the year ended February 28, 2005. We did not grant any options to officers for the fiscal year ended February 28, 2005.

                                       Year and Fiscal Year-End Option SAR/Values
                                                                         Number of              Value of unexercised
                                                                         unexercised            in-the-money
                                                                         Options/SARS at        Options/SARS
                             Shares Acquired                             FY-end (#)              at FY-end ($)
                             on                  Value                   exercisable/           exercisable/
Name                         Exercise (#)        Realized ($)            unexercisable          unexercisable(1)
-------------------------    ----------------    ----------------        -----------------      --------------------
Philip Micciche                     --                   --               88,003 / 0            0/0
Andrew Intrater                     --                   --               44,190/  0            0/0
---------------------------- ------------------- ----------------------- ---------------------- ------------------------

         (1) Calculated  on the basis of the closing price of $2.20 per share on  February 28, 2005 minus the exercise price.


Employment Agreements
---------------------

         We entered into an employment agreement dated as of April 2002, as amended February 28, 2004, with Philip Micciche, Chief Executive Officer, terminable by either party, providing for annual compensation of $200,004 to Mr. Micciche from March 1, 2002 through February 28, 2004. On March 1, 2005, this agreement was further amended to extend the termination date to June 30, 2005. Bonuses or incentive compensation and additional stock option grants may be paid or granted to Mr. Micciche at the sole discretion of the board of directors. In the event Mr. Micciche is terminated by us without cause, he will receive all compensation and benefits for the remaining term of the employment agreement. Mr. Micciche agreed to defer $6,667 of salary per month starting January 1, 2003. This deferral period ended December 31, 2004. The total amount of salary deferred, $160,000, is payable only if and when Oryx is profitable for two consecutive quarters on or prior to December 30, 2007.

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

         There are issued and outstanding options to purchase an aggregate of 218,251 shares of common stock pursuant to the plan. The following officers and key employees of Oryx have previously been granted options under the plan at the weighted-average exercise prices described below as of April 30, 2005.




                                      Number                    Weighted Average
Name                                  of Shares                 Exercise Price
--------------------------------      ----------------------    ----------------
Philip Micciche                       88,003                    $        14.491
Andrew Intrater                       44,002                    $        14.990

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

         On October 22, 2001, all directors, excluding directors and officers, who were employees, were each granted non-statutory options to purchase 6,000 shares of Common Stock at an exercise price of $3.95 under the Incentive and Non Qualified Stock Option Plan. These options will vest in three equal annual installments on the first, second and third anniversaries of the date of the grant, provided that the outside director continues to serve on our board of directors as of such dates.

Subsidiary Stock Plans
----------------------

         In November 1995, our subsidiary, SurgX Corporation, adopted a stock option plan under which the board of directors of SurgX granted options to management to purchase Class B common shares in the subsidiary at the fair market value of such shares as determined by the SurgX board of directors. Class B common shares authorized for issuance in SurgX are identical to the 10,000,000 shares of Class A common shares owned by us, except that the Class A common shares possess a liquidation preference. 1.5 million shares of SurgX Class B common shares are available for issuance under this stock plan. Such options are not transferable except in the event of a public offering of the subsidiary's stock, and may be re-purchased by us at our option. Grants under the plan are for amounts, vesting periods and option terms established by the SurgX board of directors. As of April 30, 2005, there were no outstanding SurgX stock options.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth information regarding the beneficial ownership of our common stock as of April 30, 2005

         o by each person who is known to us to be the owner of more than 5% of our common stock;

         o    by each of our directors;

         o    by each of our executive officers; and

         o    by all directors and executive officers of Oryx as a group.

         As of April 30, 2005, there were issued and outstanding 2,821,335 shares of our common stock.

                                                   Number of
                                                    Shares of
    Name and Address of Beneficial Owner           Common Stock         Percent of Class
    ------------------------------------           ------------         ----------------
Philip Micciche                                      88,003   (1)             3.0%
4340 Almaden Expwy., Ste 220
San Jose, CA 95118

Andrew Intrater                                      70,686   (2)             2.5%
47341 Bayside Parkway
Fremont, CA  94538

Dr. John Abeles                                     110,933   (3)             3.9%
2365 Northwest 41st Street
Boca Raton, FL 33431

Jay M. Haft                                          20,265   (4)              *
1001 Brickell Bay Drive, 9th Floor
Miami, Florida  33131


VMR High Octane Fund                                150,306   (5)             5.3%
c/o Meespeirson Fund Services
19-20 North Quay
Douglas, Isle of Man 1M991M

Columbus Nova Investments AVV                       493,200   (6)            16.9%
c/o Columbus Nova Partners LLC
590 Madison Avenue, 38th Floor
New York, NY 10022

Sigma International II L.P.                         250,000   (7)             8.7%
Rosemount
Ballakilpheric, Colby
Isle of Man  IM9  4BS

W. James Tozer, Jr.                                 546,120   (8)            18.8%
1112 Park Avenue
New York, NY 10128

All officers and directors                           289,887  (9)             9.6%
as a group (4 persons)



         *        Represents less than 1% of the outstanding shares

         (1) Represents shares subject to stock options exercisable as of April 30, 2005 or within 60 days thereafter.

         (2) Includes 26,684 shares of common stock held by Mr. Intrater. Also includes 44,002 shares subject to stock options exercisable as of April 30, 2005 or within 60 days thereafter. Also see note 6.

         (3) Includes 75,942 shares of common stock held by Northlea Partners Ltd. of which Dr. Abeles is the General Partner. Also includes 4,713 shares of common stock issuable upon exercise of warrants held by Northlea Partners. Includes 12,278 shares of common stock issuable upon exercise of certain private placement warrants, held by Northlea Partners. Also includes 18,000 shares subject to stock options exercisable as of April 30, 2005 or within 60 days thereafter.

         (4) Includes 18,000 shares subject to stock options exercisable as of April 30, 2005 or within 60 days thereafter. Also includes 2,265 shares of common stock issuable upon conversion of warrants. Also see note 6.

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

         (8) Includes 394,870 shares of common stock and 76,250 shares of common stock issuable upon exercise of certain private placement warrants held by Mr. Tozer. Includes 60,000 shares of Common Stock and a warrant to purchase 15,000 shares of common stock held by The Virginia S. Tozer Family Trust, for which Mr. Tozer is the trustee. Mr. Tozer disclaims any pecuniary interest in the shares held by the trust.

         (9) Includes an aggregate of 187,261 shares issuable upon exercise of warrants and stock options, included pursuant to notes (1)-(4).

         The following table summarizes compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of February 28, 2005:

                                      EQUITY COMPENSATION PLAN INFORMATION
                                                                                                Number of securities
                                                    Number of                                    remaining available
                                                 securities to be       Weighted-average         for future issuance
                                                   issued upon           exercise price             under equity
                                                   exercise of           of outstanding          compensation plans
                                                   outstanding              options,            (excluding securities
                                                options, warrants           warrants                reflected in
                                                    and rights             and rights                column (a))
                                                       (a)                     (b)                       (c)
                                                -------------------     ------------------     ------------------------
Equity compensation plans approved by               218,251                 $ 15.18                   17,500
security holders

Equity compensation plans not approved by            50,000                 $  4.89                        --
security holders (1)

Total:                                              268,251                 $ 13.27                   17,500

         (1) Warrants issued to Newport Capital Consultants in July 2001 with a weighted-average exercise price of $4.89 per share, issued in connection with a marketing agreement for investor relation services. As of February 28, 2005, these warrants have not been exercised and will expire in July 2006.


Item 12.          Certain Relationships and Related Transactions.

         Through Oryx Ventures, we invested a total of $3,767,500 in preferred stock of S2 Technologies from July 2000 through February 2005. Mark Underseth, Chief Executive Officer of S2 Technologies is the brother of Mitchel Underseth, our former Chief Financial Officer. While acting as Chief Financial Officer of Oryx, Mitchel Underseth did not participate in Oryx's due diligence or negotiation with respect to Oryx's investments in S2 Technologies and abstained from voting or discussion when the Oryx Board of Directors considered this matter. Mitchel Underseth is currently Chief Financial Officer for S2 Technologies. Mitchel Underseth has continued providing services to us as a consultant.

         In addition, Mr. Micciche provides certain management services to S2 Technologies in exchange for cash and warrants to purchase common stock in S2 Technologies. S2 Technologies issued warrants to Oryx Technology to purchase 700,000 shares of S2 Technologies common stock for $0.001 per share, which have been fully exercised as of February 28, 2005. We have recorded $37,000 of revenue during fiscal 2005 related to the cash portion of the services provided, but has not recorded any amounts related to the warrants, as the recoverability of the amount is not considered probable for revenue recognition purpose.

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

10.60 Business Consultant and Management Agreement by and between Oryx Ventures, LLC and S2 Technologies, Inc dated as of July 20, 2000 (19)
10.61             Employment Agreement by and between the Registrant and Phillip
                  J. Micciche dated May 16, 2001 (19)
10.62             Amendment to Promissory Note for Mitchel  Underseth dated July
                  15, 2000 (19)
10.63 Market Access Program Marketing Agreement dates as of July 7, 2001 by and between the Registrant and Newport Capital Consultants, Inc. (21)
10.64 Convertible Promissory Note dated June 2001 payable by S2 Technologies to the Registrant (21)
10.65 Common Stock and Warrant Purchase Agreement dated October 31, 2001 by and between the Registrant and the Purchasers named therein (22)
10.66 S2 Technologies, Inc. Series B Preferred Stock Purchase Agreement dated October 18, 2001 by and between S2 Technologies, Inc., the Registrant and the other Purchasers named therein (22)
10.67 Employment Agreement dated as of February 28, 2003 by and between the Registrant and Philip J. Micciche (23)
10.68 Amended and Restated Operating Agreement for Oryx Ventures, LLC dated as of February 28, 2003 (23)
10.69 Amendment No. 2 to S2 Technologies, Inc. Series Preferred Stock Purchase Agreement dated January 15, 2003 (24)
10.70 Amendment No. 3 to S2 Technologies, Inc. Series B Preferred Stock Purchase Agreement dated March 18, 2003 (24)
10.71 Termination and Purchase Agreement by and between the Registrant and Oryx Advanced Materials, Inc. dated as of November 11, 2003 (25)
10.72 Termination of Employment Agreement by and between the Registrant and Mitchel Underseth dated as of November 27, 2003
                  (25)
10.73 Amendment to Employment Agreement dated December 23, 2003 by and between the Registrant and Philip J. Micciche (26)
10.74 Supplemental Agreement for Amendment of Intellectual Property Rights License Agreement by and between SurgX Corporation and IRISO Electronics Company dated as of April 1, 2003 (27)
10.75 S2 Technologies, Inc. Series B Preferred Stock Purchase Agreement dated May 6, 2003 by and between S2 Technologies,
                  Inc., the Registrant  and the other  Purchasers  named therein
                  (27)
10.76             Common  Stock and Warrant  Purchase  Agreement  dated July 28,
                  2003 (28)
10.77             Common Stock and Warrant Purchase  Agreement dated January 29,
                  2004 (29)
10.78 S2 Technologies, Inc. Series C Preferred Stock Purchase Agreement dated February 3, 2004 by and between S2 Technologies, Inc., the Registrant and the other Purchasers named therein (29)
10.79 Amendment to Employment Agreement dated February 29, 2004 by and between the Registrant and Philip J. Micciche (29)
10.80 Patent and Technology License Agreement dated as of May 5, 2004 by and between Oryx Technology Corp., SurgX Corporation and Shocking Technologies, Inc. (30)

10.81             Amendment  No. 1 to Patent and  Technology  License  Agreement
                  dated as of May 5, 2004 by and between Oryx Technology  Corp.,
                  SurgX Corporation and Shocking Technologies, Inc. (30) +
14.1              Code of Personal and Business Conduct and Ethics*
21                Subsidiaries of the Registrant (5)
23.1              Consent of  Burr, Pilger & Mayer LLP,  Independent  Registered
                  Public Accounting Firm*
23.2              Consent of PricewaterhouseCoopers LLP*
31.1              Rule 13a-14(a)/15d-14(a) Certification. *
32.1              Section 1350 Certification.*



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

(29) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2004.

(30) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on February 7, 2005.

Item 14.      Principal Accountant Fees and Services

(1) Audit Fees. The aggregate fees billed or to be billed to us for the years ended February 28, 2005 and February 29, 2004 for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB were $91,000 and $91,000, respectively.

(2) Audit-Related Fees. There were no fees billed to us for the years ended February 28, 2005 and February 29, 2004 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item (1) above.

(3) Tax Fees. There were no fees billed to us for the years ended February 28, 2005 and February 29, 2004 for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

(4) All Other Fees. There were no other fees billed to us for the years ended February 28, 2005 and February 29, 2004 for products and services provided by our principal accountant, other than the services reported in Items (1) through
(3) above.

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

(6) All of the hours expended on our principal accountant's engagement to audit our financial statements for the fiscal year ended February 28, 2005 were attributed to work performed by our principal accountant's full time, permanent employees.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of May 2005.

                                       ORYX TECHNOLOGY CORP.


                                       By:   /s/ Philip J. Micciche
                                             ----------------------------------
                                             Philip J. Micciche,
                                             President, Chief Executive Officer
                                             and Chief Financial Officer

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                                                    Date
---------                                -----                                                    ----
/s/ Philip J. Micciche                   President, Chief Executive Officer,                      May 27, 2005
----------------------                   Chief Financial Officer and Director (Principal
Philip J. Micciche                       Executive Officer, Principal Financial Officer
                                         and Principal Accounting Officer)


/s/ Andrew Intrater                      Secretary, Treasurer                                     May 27, 2005
-------------------                      and Director
Andrew Intrater


/s/ John H. Abeles                       Director                                                 May 27, 2005
------------------
John H. Abeles


/s/ Jay M. Haft                          Director                                                 May 27, 2005
---------------
Jay M. Haft


Oryx Technology Corp.
Index to Consolidated Financial Statements
February 28, 2005 and February 29, 2004
-------------------------------------------------------------------------------------------------------------------
                                                                                                               Page
                                                                                                               ----
Reports of Independent Registered Public Accounting Firms..................................................F-2, F-3

Consolidated Balance Sheets at February 28, 2005
      and February 29, 2004................................................................................     F-4

Consolidated Statements of Operations for the
      years ended February 28, 2005 and February 29, 2004 .................................................     F-5

Consolidated Statement of Stockholders' Equity (Deficit) for the
      years ended February 28, 2005 and February 29, 2004..................................................     F-6

Consolidated Statements of Cash Flows for the
      years ended February 28, 2005 and February 29, 2004..................................................     F-7

Notes to Consolidated Financial Statements.................................................................     F-8


             Report of Independent Registered Public Accounting Firm


To the Board of Directors and
Stockholders of Oryx Technology Corporation

We have audited the accompanying consolidated balance sheet of Oryx Technology Corporation as of February 28, 2005, and the related statements of operations, sotckholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oryx Technology Corporation as of February 28, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, CA
April 22, 2005

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Oryx Technology Corp.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Oryx Technology Corp. and its subsidiaries at February 29, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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



PricewaterhouseCoopers LLP
San Jose, California
May 28, 2004

Oryx Technology Corp.
Consolidated Balance Sheets
------------------------------------------------------------------------------------------------------------------------------------
              Assets                                                                             February 28,          February 29,
                                                                                                     2005                  2004
                                                                                                 ------------          ------------
Current assets:
  Cash and cash equivalents                                                                      $    223,000          $    564,000
  Accounts receivable, net of allowance for doubtful
    accounts of $0 and $34,000                                                                           --                    --
  Receivable from affiliate                                                                             5,000                 5,000
  Other current assets                                                                                 31,000                37,000
                                                                                                 ------------          ------------
    Total current assets                                                                              259,000               606,000

Property and equipment, net                                                                              --                   3,000
Investments                                                                                              --                 717,000
                                                                                                 ------------          ------------
                                                                                                 $    259,000          $  1,326,000
                                                                                                 ============          ============

              Liabilities, Mandatorily Redeemable Convertible
                  Preferred Stock and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable                                                                               $     21,000          $     15,000
  Accrued liabilities                                                                                 333,000               264,000
                                                                                                 ------------          ------------
    Total current liabilities                                                                         354,000               279,000

Long-term deferred revenue                                                                             50,000                  --
                                                                                                 ------------          ------------
    Total liabilities                                                                                 404,000               279,000
                                                                                                 ------------          ------------

Commitments and contingencies (Note 9)

Series A 2% mandatorily redeemable convertible preferred stock
    $0.001 par value; 3,000,000 shares authorized;
    750 shares issued and outstanding                                                                  18,000                18,000
                                                                                                 ------------          ------------

Stockholders' equity (deficit):
  Common stock, $0.001 par value; 25,000,000 shares
    authorized; 2,821,335  issued and oustanding                                                        3,000                 3,000
  Additional paid-in capital                                                                       27,806,000            27,806,000
  Accumulated deficit                                                                             (27,972,000)          (26,780,000)
                                                                                                 ------------          ------------
      Total stockholders' equity (deficit)                                                           (163,000)            1,029,000
                                                                                                 ------------          ------------
                                                                                                 $    259,000          $  1,326,000
                                                                                                 ============          ============

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                 F-4

Oryx Technology Corp.
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                     Year Ended     Year Ended
                                                     February 28,   February 29,
                                                        2005           2004
                                                     -----------    -----------

Revenue:
   Royalty                                           $   286,000    $   475,000
   Services to affiliates                                 37,000         35,000
                                                     -----------    -----------
                                                         323,000        510,000
                                                     -----------    -----------

Cost of revenue:
   Services to affiliates                                 62,000         59,000
                                                     -----------    -----------
                                                          62,000         59,000
                                                     -----------    -----------

    Gross profit                                         261,000        451,000
                                                     -----------    -----------

Operating expenses:
   General and administrative                            725,000        789,000
   Research and development                               36,000         45,000
                                                     -----------    -----------
    Total operating expenses                             761,000        834,000
                                                     -----------    -----------


Loss from operations                                    (500,000)      (383,000)

Interest income                                            2,000          3,000
Equity in net loss of affiliates                        (693,000)      (554,000)
Other income                                               7,000         20,000
                                                     -----------    -----------

Loss before income tax                                (1,184,000)      (914,000)
Income tax expense                                        (8,000)       (95,000)
                                                     -----------    -----------
    Net loss                                         $(1,192,000)   $(1,009,000)
                                                     ===========    ===========

Basic and diluted net loss per share                 $     (0.42)   $     (0.45)
                                                     ===========    ===========

Weighted average common shares used
  to compute basic and diluted net loss per share      2,821,335      2,232,988
                                                     ===========    ===========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

Oryx Technology Corp.
Consolidated Statements of Stockholder's Equity (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
                                                      Common Stock                Additional
                                             -------------------------------        Paid-In         Accumulated
                                                Shares            Amount            Capital           Deficit             Total
                                             -------------      ------------      ------------      ------------       ------------
Balance at February 28, 2003                     1,836,335      $      2,000      $ 26,282,000      $(25,771,000)      $    513,000


Issuance of common stock and
  warrants in private placement                    985,000             1,000         1,524,000              --            1,525,000

Net loss                                              --                --                --          (1,009,000)        (1,009,000)
                                             -------------      ------------      ------------      ------------       ------------
Balance at February 29, 2004                     2,821,335             3,000        27,806,000       (26,780,000)         1,029,000


Net loss                                              --                --                --          (1,192,000)        (1,192,000)
                                             -------------      ------------      ------------      ------------       ------------
Balance at February 28, 2005                     2,821,335      $      3,000      $ 27,806,000      $(27,972,000)      $   (163,000)
                                             =============      ============      ============      ============       =============


                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                 F-6

Oryx Technology Corp.
Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Year Ended           Year Ended
                                                                                                   February 28,         February 29,
                                                                                                       2005                2004
                                                                                                    -----------         -----------
Cash flows from operating activities:
  Net loss                                                                                          $(1,192,000)        $(1,009,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Equity in net loss of affiliates                                                                    717,000             554,000
    Depreciation                                                                                          3,000               5,000
      Changes in assets and liabilities
        Accounts receivable                                                                                --                25,000
        Other current assets                                                                              6,000              29,000
        Accounts payable                                                                                  6,000               3,000
        Accrued liabilities                                                                              69,000             147,000
        Deferred revenue                                                                                 50,000                --
                                                                                                    -----------         -----------
            Net cash used in operations                                                                (341,000)           (246,000)
                                                                                                    -----------         -----------

Cash flows from investing activities:
  Collection of previously written off note receivable                                                     --               129,000
  Purchase of investments                                                                                  --            (1,225,000)
                                                                                                    -----------         -----------
            Net cash used in investing activities                                                          --            (1,096,000)
                                                                                                    -----------         -----------

Cash flows from financing activities:
  Proceeds from sale of common stock and warrants                                                          --             1,525,000
                                                                                                    -----------         -----------
            Net cash provided by financing activities                                                      --             1,525,000
                                                                                                    -----------         -----------
Net increase (decrease) in cash and cash equivalents                                                   (341,000)            183,000
Cash and cash equivalents at beginning of year                                                          564,000             381,000
                                                                                                    -----------         -----------
Cash and cash equivalents at end of year                                                            $   223,000         $   564,000
                                                                                                    ===========         ===========

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                 F-7

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.       The Company

         During fiscal 2000, Oryx Technology Corp. ("Oryx" or the "Company"), a Delaware corporation, and its subsidiaries completed its strategic repositioning of the Company to a licensing entity. During fiscal 2001, the Company established a subsidiary, Oryx Ventures, LLC, to act as an investment and management services entity. At February 28, 2005, the Company was primarily involved in the business of licensing its proprietary SurgX technology and providing capital and management services to early stage development companies. The Company transferred the research and development of its SurgX electrostatic discharge protection technology and SurgX liquid manufacturing processes and know-how to its licensees. As of such date, the Company's primary activity associated with early stage companies was providing management services. Although the Company has made several investments in several early stage companies, it has neither the intention nor the resources to regularly buy and sell such investments. Thus, investing does not constitute a major part of the Company's ongoing operations and the activities of Oryx Ventures are now primarily limited to management services.

         Liquidity

         From inception through February 28, 2005, the Company has incurred substantial losses and negative cash flows from operations and, as of February 28, 2005, the Company had an accumulated deficit of $27,972,000. For the year ended February 28, 2005, the Company recorded a net loss of $1,192,000 and cash outflows from operating activities of $341,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         The Company does not have sufficient capital to meet its anticipated working capital requirements through fiscal year 2006. The Company must obtain additional funding either by raising additional equity or taking other steps, including the sale of assets, before July 2005 in order to have sufficient liquidity to continue operations. There can be no assurance that such transactions can be effected in time to meet its needs, if at all, or that any such transaction will be on terms acceptable to the Company or in the interest of its stockholders. If the Company is unable to meet these financial needs, then it may have to reorganize under applicable bankruptcy or insolvency laws. In such instance, its ability to remain a reporting entity under the Securities Exchange Act of 1934 or to trade as a public entity would be adversely affected or even suspended. In such circumstances, the Company's ability to raise funds on acceptable terms, if at all, could be adversely affected; in addition, the Company's inability to continue as an ongoing operation would result in its having to use its assets first to satisfy creditors before being able to pay any distributions to its stockholders out of its remaining assets. Creditors would include any persons assisting the Company in any reorganization or insolvency proceedings, the expenses of which might be a substantial drain on any remaining assets available to stockholders.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.       Summary of Significant Accounting Policies

     Basis of presentation
         The Company's fiscal year ends on the last day of February. The year ended February 28, 2005 is referred to herein as fiscal 2005.

     Principles of consolidation
         The consolidated financial statements include the accounts of Oryx Technology Corporation and its majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     Use of estimates
         The preparation of financials statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

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

         All transactions are denominated in U.S. dollars. Significant customers who represented 10% or more of revenue for the respective periods were as follow:

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                 Year Ended          Year Ended
                                                 February 28,       February 29,
                                                    2005                2004
                                                 ------------       ------------
         Iriso Electronics, Co. LTD                  56%                82%
         Cooper Electronics Technology               32%                11%
         S2 Technologies, Inc                        12%                 7%



         At February 28, 2005 and February 29, 2004, one customer accounted for 100% of accounts receivable.

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

     Property and equipment
         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. The Company periodically reviews the carrying value of property and equipment for impairment based upon estimated cash flows. Upon retirement or sale, the cost and related accumulated depreciation are removed from the accounts and any related gain or loss is reflected in the statement of operations. Repairs and maintenance are expensed as incurred.

     Investments
         The investments in the Company's portfolio companies are accounted for by either the equity method or cost method, based upon voting interests and level of influence. See Note 4 for related investment activity. The Company periodically reviews the carrying value of investments for impairment based upon estimated cash flows and other information.

     Revenue recognition
         Services revenue is for management services pursuant to time and materials contracts and is recorded when services are performed, contractually payable and collectibility is probable. Other revenue represents royalty revenue based upon license agreements or per unit royalties which are recognized upon receipt of cash.

     Accounts receivable / Allowance for doubtful accounts
         Accounts receivable are stated at net realizable value. Uncollectible receivable are recorded as bad debt expense when all efforts to collect them have been exhausted and recoveries are recognized when they are received.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Historically, the bad debts have been insignificant and the allowance for bad debt approximates the average bad debt expense.

         The Company maintains an allowance for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company evaluates its allowance for doubtful accounts based on the aging of its accounts receivable, the financial condition of its customers and their payment history, its historical write-off experience and other assumptions. During fiscal 2005, the Company wrote off $34,000 of fully reserved accounts receivable and no additional allowance was recognized.

     Income taxes
         Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The benefits from utilization of net operating loss carryforwards will be reflected as part of the income tax provision if and when realizable.

     Research and development
         Research and development costs are charged to operations as incurred.

     Advertising costs
         Advertising costs are expensed as incurred. Advertising expenses were not significant for the periods ended February 28, 2005 and February 29, 2004.

     Net loss per share
         Basic and diluted net loss per share for the periods presented have been computed by dividing the net loss by the weighted average common shares outstanding for the period. Due to the net losses incurred for the periods presented, all common stock equivalents (options, warrants and preferred stock) outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. No adjustments were made to net loss attributable to common stock in the calculation of basic or diluted earnings per share in the periods presented. Anti-dilutive securities and common stock equivalents at February 28, 2005 which could be dilutive in future periods include common stock options to purchase 218,251 shares of common stock, warrants to purchase 334,225 shares of common stock, and 750 shares of Series A preferred stock which may be converted into 875 shares of common stock. Anti-dilutive securities and common stock equivalents at February 29, 2004 include common stock options to purchase 219,151 shares of common stock, warrants to purchase 404,679 shares of common stock, 750 shares of Series A preferred stock which may be converted into 875 shares of common stock.

     Comprehensive Income
         Comprehensive income includes all changes in equity during a period from non-owner sources including unrealized gains and losses on available-for-sale securities. There is no difference between net loss and comprehensive loss for all periods presented.

     Stock-based compensation
         The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure - an Amendment of FASB Statement No. 123." The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair market recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                        Fiscal year ended
                                                    ----------------------------
                                                    February 28,    February 29,
                                                        2005           2004
                                                    ------------    -----------

Net loss reported                                   $ (1,192,000)   $(1,009,000)

Stock-based employee compensation expense
  determined under fair value for all awards             (18,000)       (80,000)
                                                    ------------    -----------
Pro forma net loss                                  $ (1,210,000)   $(1,089,000)
                                                    ============    ===========

Reported net loss per share                         $      (0.42)   $     (0.45)
                                                    ============    ===========
Pro forma net loss per share                        $      (0.43)   $     (0.49)
                                                    ============    ===========




         The Company did not grant any options during fiscal 2005 and 2004.

      Recent accounting pronouncements

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2004. The adoption of FIN 46 did not have a significant impact on the Company's consolidated financial statements.

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(revised 2004) ("SFAS123R"), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transaction using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in statement of operations. SFAS 123R requires that a modified version of prospective application be used, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective for interim or annual reporting periods beginning after December 15, 2005 for companies that file as

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

small business issuers. While the Company currently discloses the pro-forma effects of its stock-based awards (see Note 2), it is currently evaluating the impact the implementation guidance and revisions included in SFAS 123R will have on its consolidated financial statements.


3.       Details of Balance Sheet Components

                                               February 28,       February 29,
                                                  2005               2004
                                                ---------          ---------

         Other current assets:
           Prepaid expenses                     $  29,000          $  35,000
           Security deposit on facility             1,000              1,000
           Other                                    1,000              1,000
                                                ---------          ---------
                                                $  31,000          $  37,000
                                                =========          =========

         Property and equipment:
           Furniture and fixtures               $  34,000          $  34,000
           Less:  Accumulated depreciation        (34,000)           (31,000)
                                                ---------          ---------
                                                $    --            $   3,000
                                                =========          =========

         Accrued liabilities:
           Compensation                         $ 221,000          $ 142,000
           Professional fees                       94,000             80,000
           Other                                   18,000             42,000
                                                ---------          ---------
                                                $ 333,000          $ 264,000
                                                =========          =========

4.       Investments

         The applicable accounting method the Company uses to record its investment in S2 Technologies, Inc. ("S2 Technologies") is determined by the Company's voting interest in S2 Technologies and the level of influence the Company exercises over such company. In general, the Company will use the equity method when its ownership exceeds 20% but is not greater than 50% and will use the cost method when the Company's ownership is less than 20% and the Company does not exercise significant influence or effective control. Whether or not the Company exercises significant influence over S2 Technologies, which at this time the Company does not, depends on an evaluation of several factors including the Company's management capacity and decision making authority relative to the management services the Company provides, level of representation on the board of directors and level of voting rights associated with its equity holdings. Since the Company's initial investment in S2 Technologies, the Company has used the equity method to record its ownership interest in S2 Technologies because its ownership level exceeds 20% but has not been greater than 50%.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         During the fourth quarter of fiscal 2005, the Company adopted the provisions of FIN 46. The adoption of FIN 46 did not have an effect on the accounting for the investment in S2 Technologies as the Company determined that consolidation of S2 Technologies was not required since the Company shares in only their prorate percentage of the losses or income of S2 Technologies, the Company's voting power is proportionate to their ownership interest, S2 Technologies has sufficient funding to permit it to finance its current activities and provisions in S2 Technologies financing arrangements allow for additional equity investments.

         At February 29, 2004, the Company had a voting ownership in S2 Technologies of approximately 40%. As a result of S2 Technologies not reaching a milestone as of March 31, 2004, the conversion price of S2 Technologies' Series C preferred stock was reduced to 50% of the original price. As a result of this adjustment, the Company's voting ownership in S2 Technologies was approximately 38.4%, on an as-converted-to-common stock basis as of February 28, 2005.

         The Company is also providing senior management advisory services to S2 Technologies in exchange for a cash fee. The Company recognized $37,000 and $35,000 in management service fees from S2 Technologies for each of the fiscal years ended February 28, 2005 and February 29, 2004.

         The Company has recognized losses attributable to its ownership of S2 Technologies of $3,237,000 as of February 28, 2005 of which $693,000 and $554,000 are included in net loss for the fiscal years ended February 28, 2005 and February 29, 2004, respectively. At February 28, 2005, the carrying value of the Company's investment in S2 Technologies was zero as the Company has recognized losses to the extent of their investment in S2 Technologies.

         Mark Underseth, Chief Executive Officer of S2 Technologies, is the brother of Mitchel Underseth, who was the Chief Financial Officer and a director of the Company until November 30, 2002. During his tenure as Chief Financial Officer and a director of the Company, Mitchel Underseth did not participate in the Company's due diligence or negotiations with respect to the Company's investments in S2 Technologies and abstained from voting or discussion when the Company's Board of Directors considered this matter. On December 1, 2002, Mitchel Underseth joined S2 Technologies as its Chief Financial Officer. Mitchel Underseth has continued providing services to the Company as a consultant and has been paid $72,000 since December 1, 2002 through February 28, 2005, including $36,000 for the fiscal year ended February 28, 2005.

         Summarized financial information for S2 Technologies is as follows:

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                            February 28,   February 29,
                                                2005           2004
                                            -----------    -----------

         Current assets                     $   970,000    $ 3,021,000
         Non-current assets                     122,000         33,000
         Current liabilities                    625,000        440,000
         Redeemable preferred stock           8,022,000      7,932,000
         Stockholders' deficit               (7,555,000)    (5,318,000)


                                                 Fiscal Year Ended
                                            ---------------------------
                                            February 28,   February 29,
                                                2005           2004
                                            -----------    -----------
         Net sales                          $   475,000    $   185,000
         Loss from continuing operations     (2,164,000)    (1,680,000)
         Net loss                            (2,144,000)    (1,674,000)


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

5.       Stockholders' Equity (Deficit)

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

6.       Series A 2% Mandatorily  Redeemable  Convertible  Cumulative  Preferred
         Stock

         The Company has authorized 3,000,000 shares of preferred stock with a par value of $0.001 per share of which 45,000 of such shares are designated Series A 2% Mandatorily Redeemable Convertible Cumulative Preferred Stock (the Series A Stock). Each share of Series A Stock may be converted, at the option of the holder, into approximately 1.167 shares of common stock. The Company had reserved 875 shares of common stock for issuance upon conversion of the Series A Stock as of February 28, 2005 and February 29, 2004. The holders of Series A Stock are entitled to receive a cumulative dividend of $0.50 per share per

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

annum, subject to any restrictions imposed by the Delaware General Corporation Law. The dividend is payable semi-annually. In the event of a liquidation and to the extent assets are available, the holders of the Series A Stock are entitled to a liquidation preference distribution of $25.00 per share plus accrued but unpaid dividends. A change in the majority of the voting control of the outstanding stock is considered a liquidation event which could cause the Series A stock to be redeemed. Each share of the Series A Stock is entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. The redemption value is equal to the initial investment made by the stockholders.

7.       Stock Plans and Warrants

     Oryx Stock Plans
         In March 1993, the Company adopted the Incentive and Nonqualified Stock Option Plan (the "1993 Plan"). The 1993 Plan provides for incentive as well as nonstatutory stock options. The plan terminated on March 3, 2003 and no additional options will be granted under this plan.

         Options under the 1993 Plan were granted at prices determined by the Board of Directors, subject to certain conditions. Generally, these conditions require that the exercise price of options granted may not be below 110% for persons owning more than 10% of the Company's capital stock and 100% for options issued to other persons for incentive options, or 85% of the fair market value of the stock at the date of grant for non statutory options. Options granted to persons owning more than 10% of the Company's capital stock may not have a term in excess of five years, and all other options must expire within ten years. Options vest over a period determined by the Board of Directors, generally four years, and are adjusted pro rata for any changes in the capitalization of the Company, such as stock splits and stock dividends. The Company has 362,500 shares authorized under the Incentive and Nonqualified Stock Option Plan of which 200,251 options were outstanding with an average exercise price of $14.94 per share as of February 28, 2005.

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         In 1995 and 1996, the Company adopted the 1995 and 1996 Directors Stock Option Plan (the "Directors' Plans"). The 1995 and 1996 Directors' Plan, which expires in 2005 and 2006, respectively, provide for nonstatutory stock options to be granted to nonemployee directors of the Company. The Board of Directors may terminate the Directors' Plans at anytime at its discretion. Options under the Directors' Plans are granted at prices determined by the Board of Directors, subject to certain conditions more fully described in the Directors' Plans. Generally, these conditions require that the exercise price of options granted may not be below 110% for persons owning more than 10% of the Company's capital stock and 100% for options issued to other persons of the fair market valve of the stock at the date of grant. Options must expire within ten years of grant. The 1995 and 1996 Directors' Plan provides that each nonemployee director receive options to purchase 4,500 and 3,000 shares, respectively, of the Company's common stock. Under the 1995 Director's Plan, shares vest in three equal annual installments of 15,000 shares on the first, second and third anniversaries of the date of the grant. Under the 1996 Director's Plan, 1,000 shares vest and are exercisable upon grant with the remainder vesting in equal annual installments on the first and second anniversaries of the date of grant. The Company has 22,500 shares authorized under the 1995 Directors' Plan of which 12,000 options were outstanding with an average exercise price of $17.02 per share as of February 28, 2005. The Company has 25,000 shares authorized under the 1996 Directors' Plan of which 6,000 options were outstanding with an average exercise price of $19.70 per share as of February 28, 2005.

         In fiscal 1999, as part of its sale of the Power Products business, the Company issued non-statutory options under a special Stock Option Plan to former key employees of Oryx Power Products to purchase a total of 20,500 shares of the Company's common stock at an exercise price of $9.50 per share and 5,000 shares at an exercise price of $2.50 per share. As of February 28, 2005, there were no outstanding options under this plan.

         A summary of stock option activity under the 1993 Plan, the Directors' Plans and other stock options granted is as follows:

                                                        Options Outstanding
                                                     ---------------------------
                                                                    Weighted-
                                       Available                     Average
                                          For        Number of    Exercise Price
                                         Grant        Options       Per Share
                                         -----        -------       ---------
Balance at February 28, 2003             91,289       247,839       $   14.75

1993 Plan available options
   termination                          (76,789)         --         $     --
Options canceled and expired              3,000       (28,688)      $   11.89
                                        -------       -------
Balance at February 29, 2004             17,500       219,151       $   15.17

Options canceled and expired                --           (900)      $   10.70
                                        -------       -------
Balance at February 28, 2005             17,500       218,251       $   15.18
                                        =======       =======

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


         The following table summarizes information about employee stock options at February 28, 2005:

                                         Options Outstanding                                   Options Exercisable
                         ----------------------------------------------------------    ---------------------------------------
                                           Weighted-Average
                                               Remaining            Weighted-                                  Weighted-
       Range of              Number           Contractual            Average                Number              Average
   Exercise Prices         Outstanding           Life             Exercise Price          Exercisable        Exercise Price
-----------------------  ----------------   ----------------   ---------------------    ----------------  ---------------------
$3.95 - 3.95                      18,000          6.6                $ 3.95                      18,000                 $ 3.95
$6.88 - 6.88                       1,375          3.7                  6.88                       1,375                   6.88
$11.30 - 15.81                   113,674          2.7                 14.02                     113,674                  14.02
$17.90 - 23.13                    85,202          2.0                 19.25                      85,202                  19.25
                         ----------------                                               ----------------
   Total                         218,251          2.7                $15.18                     218,251                 $15.18
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

         At February 28, 2005, there were no options outstanding to purchase shares of SurgX Corporation class B common stocks. There was no activity under the SurgX subsidiary stock option plan during fiscal 2005 and 2004. At February 28, 2005 and February 29, 2004 there were 1,500,000 shares available for grant.

         During fiscal 1998, the Company sold 333,000 Class A shares of SurgX Corporation for net proceeds of $485,000. At February 28, 2005, there were 10,333,000 Class A common shares of SurgX Corporation outstanding and with the exception of 333,000 shares of SurgX Corporation sold in fiscal 1998, all of the subsidiary Class A shares outstanding were owned by the Company.

     Warrants
         The following warrants at February 28, 2005, and the number of shares of the Company's common stock which may be purchased at exercise, were outstanding and exercisable at February 28, 2005:

     Original      Issuable          Warrant           Warrant        Warrant
     Warrants       Common        Commencement        Expiration      Exercise
   Outstanding      Shares            Date               Date          Price
   -----------      ------            ----               ----          -----
      25,000        25,000          Jul. 2001         Jul. 2006       $ 3.260
      25,000        25,000          Jul. 2001         Jul. 2006       $ 6.520
      37,975        37,975          Oct. 2001         Oct. 2006       $ 5.925
     156,250       156,250          Jul. 2003         Jul. 2008       $ 3.000
      90,000        90,000          Jan. 2004         Jan. 2009       $ 6.000
     -------       -------
     334,225       334,225
     =======       =======

8.       Income Taxes

         Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting and

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

income tax purposes. The Company provides a valuation allowance for deferred tax assets when it is more likely than not, based on currently available evidence, that some portion or all of the deferred tax assets will not be realized. Management believes that the available objective evidence creates sufficient uncertainty regarding the realizability of deferred tax assets such that a full valuation allowance is required at February 28, 2005.

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at February 28, 2005 and February 29, 2004 are as follows:

                                                     February 28,   February 29,
                                                         2005           2004
                                                     -----------    -----------
         Net operating loss carryforwards            $ 7,745,000    $ 7,586,000
         R&D credit carryforwards                        345,000        345,000
         Other                                         1,592,000      1,277,000
                                                     -----------    -----------
              Net deferred tax assets                  9,682,000      9,208,000
         Valuation allowance                          (9,682,000)    (9,208,000)
                                                     -----------    -----------
              Net deferred tax assets                $      --      $       --
                                                     ===========    ===========

         In fiscal 2005 and 2004, the Company recorded $8,000 and $95,000, respectively as income tax expense for foreign withholding tax associated with royalty revenue from IRISO. The provision for (benefit from) income taxes reconciles to the amounts computed by applying the statutory federal rate to loss before income taxes as follows:

                                              February 28,          February 29,
                                                  2005                 2004
                                               ---------            ---------
         Statutory U.S. federal tax            $(403,000)           $(311,000)
         Valuation allowance and other           411,000              406,000
                                               ---------            ---------
               Effective tax                   $   8,000            $  95,000
                                               =========            =========

         At February 28, 2005, the Company had federal net operating loss and research and development credit carryforwards of approximately $22,062,000 and $160,000, respectively. The benefit derived from losses attributable to stock options will be recorded directly to stockholders' equity (deficit) when realized rather than as a reduction of the income tax provision. Federal net operating loss and research and development credit carryforwards will expire on various dates from 2005 through 2025, subject to certain limitations. In accordance with Section 382 of the Internal Revenue Code, the amounts of and the benefits from net operating losses that can be carried forward are limited in certain circumstances, including a cumulative stock ownership change of more than 50% over a three-year period. The Company's initial public offering and subsequent private placements triggered an ownership change of greater than 50%

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

and, accordingly, the future utilization of federal net operating loss and research and development credit carryforwards generated through the date of that offering may be limited.

9.       Commitments and Contingencies

         The Company leases its facilities under an operating lease agreement, which expires in August 2005. Future minimum lease obligations of $5,000 are payable in the year ending February 28, 2006.

         Rental expense for the year ended February 28, 2005 and February 29, 2004 was $16,000.

         The Company enters into agreements with customers in the normal course of business that contain various guarantees such as indemnification of its or a third party's intellectual property. At February 28, 2005, the Company had not recorded any liabilities associated with these guarantees.

10.      Related Parties

         Through Oryx Ventures, LLC, the Company has invested a total of $3,768,000 in Preferred Stock of S2 Technologies, Inc. from July 2000 through February 2005. In March 2002, the Company made an investment of $938,000 in Preferred Stock of S2 Technologies and exercised portion of a warrant to acquire 466,666 shares of S2 Technologies Common Stock. In May 5, 2003 and September 15, 2003, the Company made investments of $200,000 and $125,000, respectively in S2 Technologies Series B-1 Preferred Stock. In August 2003, the Company exercised the balance of a warrant to acquire 233,334 shares of S2 Technologies Common Stock. In February 3, 2004, the Company made an investment of $900,000 in Series C Preferred Stock of S2 Technologies resulting in a cumulative equity ownership investment in S2 Technologies of 40.0%. As a result of S2 Technologies not reaching a milestone as of March 31, 2004, the conversion price of S2 Technologies' Series C preferred stock was reduced to 50% of the original price. As a result of this adjustment, the Company's voting ownership in S2 Technologies was approximately 38.4%, on an as-converted-to-Common Stock basis as of February 28, 2005.

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

         In addition, Messrs. Micciche and Underseth provided certain management services to S2 in exchange for cash and warrants to purchase common stock in S2 Technologies. During fiscal 2001, S2 Technologies issued warrants to purchase 700,000 shares of common stock for $0.001 per share, of which 466,666 and

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

233,334 were exercised by the Company in fiscal 2003 and fiscal 2004, respectively. The shares purchased upon exercise of these warrants are included in the Company's investment balance. Additionally, the Company has recorded $37,000 and $35,000 of revenue during fiscal 2005 and 2004, respectively, related to the services provided.

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

                                                    Year Ended       Year Ended
                                                   February 28,     February 29,
                                                       2005             2004
                                                   -----------      -----------
Revenues:
  Surgx                                            $   286,000      $   475,000
  Oryx Ventures                                         37,000           35,000
  Corporate                                               --               --
                                                   -----------      -----------
                                                   $   323,000      $   510,000
                                                   ===========      ===========

Operating loss:
  Surgx                                            $   247,000      $   430,000
  Oryx Ventures                                        (26,000)         (26,000)
  Corporate                                           (721,000)        (787,000)
                                                   -----------      -----------
                                                   $  (500,000)     $  (383,000)
                                                   ===========      ===========

Depreciation and amortization expense:
  Corporate                                        $     3,000      $     5,000
                                                   -----------      -----------
                                                   $     3,000      $     5,000
                                                   ===========      ===========

Identifiable assets:
  Oryx Ventures                                    $     5,000      $   604,000
  Corporate                                            254,000          722,000
                                                   -----------      -----------
                                                   $   259,000      $ 1,326,000
                                                   ===========      ===========

         Loss on investments, net of $693,000 and $554,000 for the years ended February 28, 2005 and February 29, 2004, respectively, relates to the Oryx Ventures segment losses on equity investments. Included in identifiable assets of Oryx Ventures are $0 and $717,000 for fiscal 2005 and 2004, respectively, which represent the carrying value of investments accounted for under the equity method (see note 4).

Oryx Technology Corp.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

         The  Company   licenses  its   technologies   both   domestically   and
internationally and provides management services primarily domestically. Revenue by geographic region is as follows:

                                         Year Ended           Year Ended
                                         February 28,         February 29,
                                             2005                2004
                                           --------            --------
          Net Revenues:
            United States                  $141,000            $ 91,000
            Japan                           182,000             419,000
                                           --------            --------
            Net Revenues                   $323,000            $510,000
                                           ========            ========


         All sales are denominated in United States dollars. All of the Company's assets are located within the United States.