Form 10QSB
period 2005-05-31
ORYX TECHNOLOGY CORP
filed 2005-07-15
CIK 915355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2005.

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


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


The number of shares outstanding of the issuer's Common Stock as of May 31, 2005 was 2,821,335.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents


PART I.  FINANCIAL INFORMATION
                                                                            Page

Item 1. Financial Statements (unaudited).......................................3

Item 2. Management's Discussion and Analysis or Plan of Operation.............11

Item 3. Controls and Procedures ..............................................33


PART II. OTHER INFORMATION


Item 6. Exhibits..............................................................34

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



              Assets                                                       May 31,         February 28,
                                                                            2005               2005
                                                                        ------------       ------------
Current assets:
  Cash and cash equivalents                                             $    143,000       $    223,000
  Receivable from affiliate                                                    5,000              5,000
  Other current assets                                                        17,000             31,000
                                                                        ------------       ------------
    Total current assets                                                     165,000            259,000

                                                                        ------------       ------------
    Total assets                                                        $    165,000       $    259,000
                                                                        ============       ============

              Liabilities, Mandatorily Redeemable Convertible
                  Preferred Stock and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                      $     82,000       $     21,000
  Accrued liabilities                                                        313,000            333,000
  Deferred revenue                                                            50,000                 --
                                                                        ------------       ------------
    Total current liabilities                                                445,000            354,000

Long-term deferred revenue                                                        --             50,000
                                                                        ------------       ------------
    Total liabilities                                                        445,000            404,000
                                                                        ------------       ------------
Series A 2% mandatorily redeemable convertible preferred stock
    $0.001 par value; 3,000,000 shares authorized;
    750 shares issued and outstanding                                         18,000             18,000
                                                                        ------------       ------------
Stockholders' deficit:
  Common stock, $0.001 par value; 25,000,000 shares
    authorized; 2,821,335 issued and oustanding                                3,000              3,000
  Additional paid-in capital                                              27,806,000         27,806,000
  Accumulated deficit                                                    (28,107,000)       (27,972,000)
                                                                        ------------       ------------
      Total stockholders' deficit                                           (298,000)          (163,000)
                                                                        ------------       ------------
                                                                        $    165,000       $    259,000
                                                                        ============       ============



See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                  Three Months Ended
                                                                         May 31,
                                                                2005               2004
                                                           ----------------  ----------------
Revenue:
   Royalty                                                        $ 90,000          $ 85,000
   Services to affiliates                                           15,000             9,000
                                                           ----------------  ----------------
                                                                   105,000            94,000
                                                           ----------------  ----------------

Cost of revenue:
   Services to affiliates                                           19,000            15,000
                                                           ----------------  ----------------
                                                                    19,000            15,000
                                                           ----------------  ----------------

    Gross profit                                                    86,000            79,000
                                                           ----------------  ----------------

Operating expenses:
   General and administrative                                      206,000           174,000
   Research and development                                         20,000            14,000
                                                           ----------------  ----------------
    Total operating expenses                                       226,000           188,000
                                                           ----------------  ----------------

Loss from operations                                              (140,000)         (109,000)

Interest income                                                      1,000             1,000
Equity in net loss of affiliates                                         -          (181,000)
Other income                                                         4,000             7,000
                                                           ----------------  ----------------

Loss before income tax                                            (135,000)         (282,000)
Income tax expense                                                       -            (4,000)
                                                           ----------------  ----------------
    Net loss                                                    $ (135,000)       $ (286,000)
                                                           ================  ================

Basic and diluted net loss per share                               $ (0.05)          $ (0.10)
                                                           ================  ================

Weighted average common shares used to
  compute basic and diluted net loss per share                   2,821,335         2,821,335
                                                           ================  ================



See the accompanying notes to condensed consolidated financial statements.

                                  ORYX TECHNOLOGY CORP.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED) [OBJECT OMITTED]


                                                                      Three Months Ended
                                                                          May 31,
                                                                   2005              2004
                                                            ----------------  ----------------
Cash flows from operating activities:
  Net loss                                                       $ (135,000)       $ (286,000)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Equity in net loss of affiliates                                      -           187,000
    Depreciation                                                          -             1,000
      Changes in assets and liabilities:
        Other current assets                                         14,000            21,000
        Accounts payable                                             61,000            49,000
        Accrued liabilities                                         (20,000)          (28,000)
                                                            ----------------  ----------------
            Net cash used in operations                             (80,000)          (56,000)
                                                            ----------------  ----------------

Net decrease in cash and cash equivalents                           (80,000)          (56,000)
Cash and cash equivalents at beginning of period                    223,000           564,000
                                                            ----------------  ----------------
Cash and cash equivalents at end of period                        $ 143,000         $ 508,000
                                                            ================  ================


See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - GENERAL

The accompanying unaudited condensed consolidated financial statements of Oryx Technology Corp. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-B Item 310(b) and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position and its results of operations and its cash flows for the periods presented.
Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year or any future interim period. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended February 28, 2005.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The Company does not have sufficient capital to meet its anticipated working capital requirements through fiscal year 2006. The Company must obtain additional funding either by raising additional equity or taking other steps, including the sale of assets, before the end of July 2005 in order to have sufficient liquidity to continue operations. There can be no assurance that such transactions can be effected in time to meet its needs, if at all, or that any such transaction will be on terms acceptable to the Company or in the interest of its stockholders. If the Company is unable to meet these financial needs, then it may have to reorganize under applicable bankruptcy or insolvency laws. In such instance, its ability to remain a reporting entity under the Securities Exchange Act of 1934 or to trade as a public entity would be adversely affected or even suspended. In such circumstances, the Company's ability to raise funds on acceptable terms, if at all, could be adversely affected; in addition, the Company's inability to continue as an ongoing operation would result in its having to use its assets first to satisfy creditors before being able to pay any distributions to its stockholders out of its remaining assets. Creditors would include any persons assisting the Company in any reorganization or insolvency proceedings, the expenses of which might be a substantial drain on any remaining assets available to stockholders.

Because  the  Company  had  insufficient  capital  to meet its  working  capital requirements through the next twelve months, the opinion of the Company's independent registered
                                       6
public accounting firm with respect to the consolidated financial statements included in the Form 10-KSB for the year ended February 28, 2005 included an explanatory paragraph indicating that these matters raise substantial doubt about the Company's ability to continue as a going concern. The Company expects a similar opinion from its independent registered public accounting firm with respect to its Form 10-KSB to be filed for fiscal year 2006.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.


NOTE 2 - STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure - an Amendment of FASB Statement No. 123." The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair market recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                           Three months ended
                                                                May 31,
                                                          2005           2004
                                                       ---------      ---------

            Net loss reported                          $(135,000)     $(286,000)

            Stock-based employee compensation expense
            determined under fair value for all awards      --          (10,000)
                                                       ---------      ---------
            Pro forma net loss                         $(135,000)     $(296,000)
                                                       =========      =========

            Reported net loss per share                $   (0.05)     $   (0.10)
                                                       =========      =========
            Pro forma net loss per share               $   (0.05)     $   (0.10)
                                                       =========      =========


The Company did not grant any options during the three month periods ended May 31, 2005 and 2004.

NOTE 3 - LOSS PER SHARE

Basic and diluted net loss per share for the periods presented have been computed by dividing the net loss by the weighted average common shares outstanding for the period. Due to the net losses incurred for the periods presented, all common stock equivalents (options, warrants and preferred stock) outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. Anti-dilutive securities and common stock equivalents at May 31, 2005 which could be dilutive in future periods include common stock options to purchase 217,806 shares of common stock, warrants to purchase 334,225 shares of common stock, and 750 shares of Series A preferred stock which may be converted into 875 shares of common stock. Anti-dilutive securities and common stock equivalents at May 31, 2004 include common stock options to purchase 218,251 shares of common stock, warrants to purchase 404,679 shares of common stock, and 750 shares of Series A preferred stock which may be converted into 875 shares of common stock.


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

During the fourth quarter of fiscal 2005, the Company adopted the provisions of FIN 46. The adoption of FIN 46 did not have an effect on the accounting for the investment in S2 Technologies as the Company determined that consolidation of S2 Technologies was not required since the Company shares in only its prorata percentage of the losses or income of S2 Technologies, the Company's voting power is proportionate to its ownership interest, S2 Technologies has sufficient funding to permit it to finance its current activities and provisions in S2 Technologies financing arrangements allow for additional equity investments.

At May 31, 2005, the Company's voting ownership in S2 Technologies was approximately 38.4%, on an as-converted-to-common stock basis.

The Company is also providing senior management advisory services to S2 Technologies in exchange for a cash fee. The Company recognized $15,000 and $9,000 in management service fees from S2 Technologies for each of the three months ended May 31, 2005 and 2004, respectively.

The Company has recognized losses attributable to its ownership of S2 Technologies of $3,237,000 as of May 31, 2005 of which $0 and $181,000 are included in net loss for the three months ended May 31, 2005 and 2004, respectively. At May 31, 2005, the carrying value of the Company's investment in S2 Technologies was zero as the Company has recognized losses to the extent of its investment in S2 Technologies.

Mark Underseth, Chief Executive Officer of S2 Technologies, is the brother of Mitchel Underseth, who was the Chief Financial Officer and a director of the Company until November 30, 2002. During his tenure as Chief Financial Officer and a director of the Company, Mitchel Underseth did not participate in the Company's due diligence or negotiations with respect to the Company's investments in S2 Technologies and abstained from voting or discussion when the Company's Board of Directors considered this matter. On December 1, 2002, Mitchel Underseth joined S2 Technologies as its Chief Financial Officer. Mitchel Underseth has continued providing services to the Company as a consultant and has been paid $81,000 since December 1, 2002 through May 31, 2005, including $9,000 for the three months ended May 31, 2005.

Summarized financial information for S2 Technologies is as follows:


                                                         May 31,    February 28,
                                                          2005           2005
                                                       ---------      ---------
            Current assets                           $ 2,957,000     $  970,000
            Non-current assets                           130,000        122,000
            Current liabilities                        3,197,000        625,000
            Redeemable preferred stock                 8,035,000      8,022,000
            Stockholders' deficit                     (8,145,000)    (7,555,000)




                                                           Three Months Ended
                                                          May 31,       May 31,
                                                          2005           2004
                                                       ---------      ---------
            Net sales                                  $ 225,000      $  90,000
            Loss from continuing operations             (595,000)      (483,000)
            Net loss                                    (590,000)      (480,000)


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


                                                          Three Months Ended
                                                               May 31,
                                                          2005           2004
                                                       ---------      ---------
            Revenues:
              Surgx                                    $  90,000      $  85,000
              Oryx Ventures                               15,000          9,000
                                                       ---------      ---------
                                                       $ 105,000      $  94,000
                                                       =========      =========

            Operating income (loss):
              Surgx                                    $  70,000      $  70,000
              Oryx Ventures                               (4,000)        (6,000)
              Corporate                                 (206,000)      (173,000)
                                                       ---------      ---------
                                                       $(140,000)     $(109,000)
                                                       =========      =========

            Depreciation and amortization expense:
              Corporate                                $    --        $   1,000
                                                       =========      =========

                                                         May 31,        May 31,
            Identifiable assets:                          2005           2004
                                                       ---------      ---------
              Oryx Ventures                            $   5,000      $ 535,000
              Corporate                                  160,000        526,000
                                                       ---------      ---------
                                                       $ 165,000      $1,061,000
                                                       =========      =========


Loss on investments, net of $0 and $181,000 for the three months ended May 31, 2005 and 2004, respectively, relates to the Oryx Ventures segment losses on equity investments. Included in identifiable assets of Oryx Ventures are $0 and $530,000 at May 31, 2005 and 2004, respectively, which represent the carrying value of investments accounted for under the equity method (see note 4).

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123(revised 2004) ("SFAS123R"), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transaction using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in statement of operations. SFAS 123R requires that a modified version of prospective application be used, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective for interim or annual reporting periods beginning after December 15, 2005 for companies that file as small business issuers. While the Company currently discloses the pro-forma effects of its stock-based awards (see Note 2), it is currently evaluating the impact the implementation guidance and revisions included in SFAS 123R will have on its consolidated financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operations

This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended February 28, 2005. As used herein, "we", "our", "us" and the like refer to Oryx Technology Corp.

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


Business Segments

We are a technology licensing and investment and management services company with two primary focuses:

o collecting royalties for our SurgX technology from our SurgX licensees, Cooper Electronics Technologies, Inc., IRISO Electronics Company, Ltd., and Shocking Technologies, Inc.; and

o    maintaining  our  current   investment  and  providing  limited  management
     services to one portfolio company, S2 Technologies, through our investment and management services company, Oryx Ventures, LLC.

SurgX Corporation

Business Overview

SurgX Corporation, or SurgX, is the subsidiary through which we license SurgX, our proprietary surge protection technology for over-voltage protection. SurgX technology for over-voltage protection is comprised of a specialized polymer formulation containing inorganic solids, metal particles and adhesion-promoting agents which can be tailored for use against surge threats at different voltage and power levels. The underlying technology developed by SurgX is currently licensed to three licensees, Cooper Bussmann, or Cooper Electronics Technologies, IRISO Electronics Company, Ltd., or IRISO, and Shocking Technologies Inc., or Shocking Technologies, on a non-exclusive world-wide basis. Products manufactured by licensees Cooper Electronics Technologies and IRISO are utilizing SurgX's proprietary technology which are targeted for sale to original equipment manufacturers, or OEMs, and contract manufacturers in the computer, communication, and electronics industries to provide protection against electrostatic discharge, or ESD, events through discrete devices at the printed circuit board level. Shocking Technologies does not yet sell products incorporating SurgX technology and we do not anticipate receiving royalty payments from Shocking Technologies during our next fiscal year. While our SurgX licensees continue to see increased demand for SurgX products, royalty revenue from their shipments of products incorporating our SurgX technology are insufficient to support our operations and there can be no assurances that they will be successful in increasing sales of products based on our SurgX technology in the future. We are actively seeking a purchaser of our SurgX business to generate cash to support our investment in S2 Technologies (see "Oryx Ventures, LLC"). Although we have had discussions with several parties, there can be no assurance that we will be successful in consummating a sale of the SurgX business in a timely manner, if at all.

Licensees


Cooper Electronics Technologies

In fiscal year 1997, we granted Cooper Bussmann a non-exclusive license in Japan and an exclusive license for the rest of the world to manufacture and market surface mount and connector array components using SurgX technology. Cooper Bussmann is a leading manufacturer of fuses and other circuit protection devices, and its target market for products incorporating the SurgX technology is the electronics market. In consideration for this license, Cooper Bussmann paid us $750,000 in development funding, and, subject to terms of the license agreement, became obligated to pay us royalties for approximately eleven years based upon Cooper Bussmann sales of SurgX surface mount components and connectors. In September of 1997, this license agreement was amended to extend its term to 20 years, expand Cooper Bussmann's license rights for SurgTape for board-level ESD protection, and provide SurgX with a cash advance of $1.7 million, in the form of non-refundable minimum royalties to finance the development and commercialization of SurgTape, which was not commercialized. Pursuant to the terms of the license agreement, Cooper Bussmann was granted an exclusive license through June 2001 in exchange for the $1.7 million cash advance it provided to us. Cooper Bussmann did not make a required $1 million royalty payment due September 15, 2002 to maintain its exclusive license to the

SurgX technology and its license automatically converted to a nonexclusive basis as of September 15, 2002. Due to lower than anticipated sales of SurgX products, we did not receive any royalties from Cooper Bussmann prior to fiscal 2004. However, we did receive royalty payments of $56,000 and $104,000 from Cooper Bussmann for sales of SurgX products for the years ended February 29, 2004 and February 28, 2005, respectively and $46,000 for the first quarter of fiscal 2006.

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

Currently, research and development efforts of Cooper Electronics Technologies include activities designed to develop market driven device configurations and to improve the reliability of the SurgX products it sells, as well as new development efforts toward improved electrical performance. The Polymer formulation required modification to eliminate off-state resistance problems surfacing during the customer board level assembly process. It now appears that this current polymer formulation cannot be further improved to optimize the trigger voltage, without compromising the reliability. Significant effort is currently being expended to assure the reliability of the product in light of the new ROHS, Restriction of Hazardous Substances, regulations (which require the elimination of leaded solder) which will have the effect of significantly increased solder reflow temperatures with a potentially detrimental effect on the product. For Cooper Electronics Technologies to be able to participate in a more significant portion of the potential market for ESD type transient voltage protection devices, significant electrical performance improvements to the liquid polymer must be realized, which will require major changes in the to the current polymer system to achieve much lower trigger and clamping voltage performance. In addition, continual reductions in production costs are mandatory to keep step with the large customer cost reduction initiatives. Cooper Electronics Technologies is continually evaluating its development priorities relative to all their products, but there can be no assurance if, or at what level, Cooper Electronics Technologies will support development efforts in the future.

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

Cooper Bussmann has been utilizing an Asian based contract manufacturer to produce its SurgX based products: 0805 Chip Polymer ESD Suppressant, 41206 Four Element Array and 0603 Polymer ESD Suppressant. The 0805 Chip Polymer ESD Suppressant was the first product introduced by Cooper Electronics and has been sold for use in home phone systems. It has been announced that the 0805 device is at the end of its life and is currently being phased out in favor of the smaller footprint devices. The 41206 Four Element Array has been sold for use in devices to protect the USB signal lines in portable communication and set top box applications. The most recent product introduced by Cooper Electronics, the 0603 Polymer ESD Suppressant, has been sold for use in cellular devices, PDA's, set top boxes and DSL type equipment. During 2004, Cooper Electronics has internally developed a non ceramic based chip structure to deliver the SurgX polymer (PolySurg TM ) and has initiated the manufacturing of the new product line in Cooper Electronics' China manufacturing plants. This is in addition to the current ceramic based chips from Taiwan. The 0603 PolySurg pilot production started in the fourth quarter of 2004 and the 0402 footprint will be in production in calendar 2005.

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

For fiscal 2005, the order rate for SurgX products increased and at a significantly higher rate than the previous year's shipments with Cooper Electronics Technologies shipping over 158 million devices. This increase is primarily the result of the technology coming into wider use by circuit designers for a wider range of applications and meeting competitive pricing of traditional ESD protection components. Cooper Electronics Technologies is planning on continued growth for SurgX products for fiscal 2006. Major growth of device sales, overall, is predicated on not only pricing but performance and packaging format. While the sales prices of devices incorporating our SurgX technology were impacted by the severe price erosion during the past three years resulting from industry overcapacity, a general improvement in price stability occurred in fiscal 2005, according to Cooper Electronics Technologies. However, there can no assurances that price stability will continue, or that competitives pressures will not drive down prices in the future. Cooper has also successfully addressed a reliability issue centering around the polymer formulation that reduced the actual ship rate of the product during calendar 2005.


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

In fiscal 2000, IRISO launched a SurgX component in a standard passive component package style, its 0805 package. In January 2005, IRISO Launched a SurgX component in a connector array package. The SurgX connector product is used in automobile audio.

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

In fiscal 2001, IRISO paid us $100,000 in licensing royalties for shipments during that year. In fiscal 2002, IRISO paid its minimum licensing royalty obligation of $200,000 for the royalty year ending October 2001 and made royalty payments to us totaling $148,000 in fiscal 2003 for the royalty year ending October 2002, which was below the minimum annual royalty amount for IRISO to maintain its co-exclusive license. As a result, IRISO's license with us converted to a non-exclusive license for the remaining term of the license agreement. On April 1, 2003, IRISO paid us a one time fee of $200,000 in connection with an amendment to the license agreement to expand IRISO's licensed territory from Japan to a non-exclusive worldwide license. In fiscal 2004 and fiscal 2005, IRISO made royalty payments totaling $219,000 and $182,000, respectively. IRISO also paid us $44,000 in royalties for first quarter of fiscal 2006.


Other Potential Licensees

To expand the market for SurgX products, in fiscal 2003 we initiated discussions with several companies regarding licensing our SurgX technology. However, we were unsuccessful in entering into a new license agreement for our SurgX technology with any of the companies we were in discussions with. Consequently, we significantly curtailed our solicitation of and negotiation with potential new licensees. At the beginning of calendar 2004 we initiated licensing discussions with three additional companies. Negotiations with two of these companies were not successful, but in May 2004 we entered into a patent and technology license agreement with the remaining company we were negotiating with. This company, Shocking Technologies, Inc., paid us $50,000 in February 2005 as an initial license fee pursuant to a patent and technology license agreement to provide them with an exclusive worldwide two-year license to specified SurgX patents and technologies for use in connection with semiconductor packaging materials and a non-exclusive, worldwide license for other uses, subject to SurgX's existing license agreements. Shocking Technologies, in its sole discretion, may extend the term of this agreement by payment of an additional license fee and royalties, as set forth in such agreement. This agreement is also subject to termination at the option of Shocking Technologies.


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


Primary Market Segment

Our licensees, IRISO and Cooper Bussmann, through its business unit, Cooper Electronic Technologies, have sole responsibility for marketing products incorporating our SurgX polymer technology. The TVS, transient voltage suppression, protection or ESD function traditionally served by zener diodes and varistors is the primary market targeted by our licensees. This market in calendar 2003 was approximately $900 million. This market consists of two segments: the low energy high frequency ESD type protection where the SurgX device is optimal in its function and the much lower clamp (trigger voltage) or higher energy lower clamping capability application currently outside the SurgX specification area. In calendar 2003, the zener diode market was approximately $400 million with 25 billion units shipped and the varistor market was approximately $500 million with 10 billion units shipped. However, in order to fully participate in these segments, the SurgX device must be offered in a smaller footprint, designed with lower trigger and clamp voltage and higher cycle capability, in addition to higher energy capacity, to withstand higher or longer duration transient pulses. Within these markets the most important factor in choosing a device for TVS protection tends to be cost. After cost, reliability, footprint, trigger voltage, level of capacitance, response time, size, energy handling and leakage current are important criteria in selecting a device. SurgX technology currently is competitive with other devices for low capacitance and low leakage criteria, albeit a small sub-segment of the overall market, with approximately 100 million units of SurgX ESD protection units shipped in calendar 2003. The low capacitance requirement of ESD protection devices in many circuit designs is already providing the entry for SurgX into the market segment currently served by diode/varistors. Our licensees are participating, in a very limited way, in the low price, high volume diode/varistors market; however, they have found it difficult to meet the required electrical performance and smaller footprint required for products in this market.

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

Competition

The primary competitor to SurgX technology is a polymer base over-voltage protection product of Littlefuse, Inc. Both Littlefuse, Inc. and our licensees serve a small niche of the overall market. As SurgX components are becoming more price competitive and available in higher volumes, our licensees are attempting to compete with conventional over-voltage transient protection zener diode manufacturers, such as Toshiba Semiconductor, Renases Technology, Fairchild Semiconductor, Diodes Inc. and Vishay. Also, as our licensees develop smaller footprint SurgX products, such as the 0402 discrete component, they intend to compete with varistors manufacturers such as EPOC, Amotech, TDK and AVX. Customers are continually evaluating alternative technologies for ESD protection, but are apparently disappointed with the alternatives because the opportunities for the SurgX devices keep increasing. Broader market acceptance of products incorporating our SurgX technology depends on cost, reliability record, protection performance, packaging format, and ability to disseminate the application information to the designers, in that order, which to date have not been achieved by our licensees.

Oryx Ventures, LLC

We established Oryx Ventures, LLC, a Delaware limited liability company, in May 2000 to act as an investment and management services entity for us. Oryx Ventures is a wholly owned subsidiary of Oryx and is managed by our employees. Previously, Oryx had contributed investment funds to Oryx Ventures from its existing cash balances. At present, due to a lack of capital, coupled with the uncertainty of future royalty income from SurgX, we are limiting the activities of Oryx Ventures to supporting one portfolio company, S2 Technologies, and are not actively seeking new investments. Oryx Ventures provides strategic and management services in accounting and sales to S2 Technologies and has received equity and cash for the management services it provides.

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

To date, Oryx Ventures has invested in three technology companies: LOTS Technology, Inc., Net Conversion and S2 Technologies.

LOTS Technology ceased operations in calendar 2002 and has filed for bankruptcy. We wrote off our $500,000 investment in LOTS during the fourth quarter of fiscal 2001. We will not recover any of our investment in LOTS Technology.

Oryx provided a bridge loan of $100,000 to NetConversions that was convertible to equity at a discounted rate. We fully reserved our investment in Net Conversions as of November 30, 2000 due to adverse industry conditions and failure of NetConversions to obtain funding to grow its business. In February 2004, NetConversions repaid our outstanding bridge loan in full, plus accrued interest of approximately $29,000.

S2 Technologies, is actively engaged in business. S2 Technologies has developed a software platform that reduces the time and cost associated with integration and testing, resulting in shorter development cycles, lower research and development costs, and longer time-in-market.

Oryx Ventures has invested an aggregate of $3,768,200 in S2 Technologies as follows:


Date of Investment            Type of Security                       Amount Invested
------------------            ----------------                       ---------------
August 2000              Series A preferred stock                         $   500,000
October 2001             Series B preferred stock                           1,105,000
March 2002               Series B preferred stock                             937,500
May 2003                 Series B-1 preferred stock                           200,000
September 2003           Series B-1 preferred stock                           125,000
February 2004            Series C preferred stock                             900,000

August 2003              Common stock from warrant exercised                      700
                                                                     -----------------
                                                                          $ 3,768,200
                                                                     =================

We are also providing senior management advisory services to S2 Technologies for a cash fee. As of May 31, 2005 our total voting ownership of S2 Technologies was approximately 38.4 %. S2 Technologies is in the process of completing their Series D preferred financing, however, Oryx has decided not to participate in this financing which will reduce Oryx's total voting ownership of S2 to approximately 29.8%.

S2 Technologies provides value-added technology that addresses the development, integration and testing phases of the embedded software process. The goal is to increase software developers' productivity and decrease the time it takes for their products to reach commercialization. S2 Technologies released its first product, Stride 1.0, in March 2002 and Stride 2.0 in calendar 2004.

Given the limited capital resources of S2 Technologies at the time we made our original investment, we began recognizing losses on our investment in S2 Technologies based upon our pro-rata share of the initial Series A preferred financing. Concurrent with the Series B preferred financing, we began recognizing losses on our investment in S2 Technologies based upon our total equity ownership percentage in S2 Technologies. As of February 28, 2005, we had recognized cumulative losses attributable to our ownership of S2 Technologies of $3,234,000, of which $693,000 was for the fiscal year ended February 28, 2005. At February 28, 2005, the carrying value of Oryx's investment in S2 Technologies was zero since losses recorded for S2 Technologies' losses for this fiscal year completely depleted the carrying value of this investment. We evaluate the carrying value of our ownership interest in S2 Technologies for possible impairment on a quarterly basis. As a result of S2 Technologies not meeting certain milestones established in fiscal 2003, we recorded an impairment loss of $412,000 for the fiscal year ended February 28, 2003. The method to determine the impairment loss was based upon our pro rata share of S2 Technologies' net realizable value, which consisted primarily of net available cash at February 28, 2003. For the three month periods ended May 31, 2004 our pro rata share of S2 Technologies' net realizable value was in excess of our investment balance and therefore, no impairment loss was recorded in these periods.

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

The applicable accounting method used to record our investment in S2 Technologies is determined by our voting interest in S2 Technologies and the level of influence we exercise over the company. In general, we use the equity method when our ownership exceeds 20% but is not greater than 50% and we use the cost method when our ownership is less than 20% and we do not exercise significant influence or effective control. Whether or not we exercise significant influence over S2 Technologies, which at this time we do not, depends on an evaluation of several factors including our management capacity and decision making authority relative to our management services we provide, level of representation on the board of directors and level of voting rights associated with our equity holdings. Since our initial investment in S2 Technologies we have used the equity method because our ownership level exceeds 20% but has not been greater than 50%.

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

Research and Development

In fiscal year 2000, we transferred all of our SurgX research and development to Cooper Electronics Technologies, a subsidiary of Cooper Bussmann. Cooper Electronics Technologies has funded substantially all research and development activities with respect to SurgX technology for fiscal years 2004 and 2005. The total amount spent by us on research and development activities in three month periods ended May 31, 2005 and 2004 was $20,000 and $14,000, respectively, which primarily consist of legal expenses related to patent activities.

CRITICAL ACCOUNTING POLICIES

The Company s critical accounting policies have not changed from those disclosed in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2005.

Results of Operations

For the quarter ended May 31, 2005, revenues increased by $11,000 or 12% from $94,000 for the quarter ended May 31, 2004, to $105,000 for the quarter ended May 31, 2005. This increase in revenue for the three months ended May 31, 2005 is due to an increase in recognized SurgX royalty revenue. We anticipate that future revenue will be derived primarily from royalties from our SurgX technology. To date, royalty revenue from sales by our SurgX licensees have not been sufficient to cover our operating expenses. While our licensee, Cooper Electronics Technologies, has recently experienced increased interest and orders for its SurgX products, there can be no assurances that sales of SurgX products will increase in the future, if at all, or that increases in sales will result in higher royalty income for us. Future royalty revenues will be based solely upon the successful sales, marketing, manufacturing and development efforts of our SurgX licensees and there can be no assurances that our licensees will continue to invest in SurgX related sales, marketing and research and development activities.

The Company's gross profit increased from $79,000 for the quarter ended May 31, 2004, to $86,000 for the quarter ended May 31, 2005, representing an increase of $7,000 or 9%. The increase in gross profits for the quarter ended May 31, 2005 is due to an increase in recognized SurgX royalty revenue.

General and administrative expenses increased from $174,000 for the quarter ended May 31, 2004, to $206,000 for the quarter ended May 31, 2005, representing an increase of $32,000 or 18%. The increase in general and administrative expenses during the three months ended May 31, 2005 is primarily attributable to increased legal expenses related to corporate activities. During the three month periods ended May 31, 2005 and 2004, the Company recognized salary expenses of $19,000 and $15,000, respectively, as cost associated with the revenue generated from management services fees from Oryx Ventures. We expect future operating expenses to remain at the same levels as our first quarter run rate. We are focusing our management efforts on S2 Technologies and are not actively pursuing new opportunities to charge fees for management services through Oryx Ventures.

Research and development expenses increased by $6,000 or 43% from $14,000 for the three months ended May 31, 2004 to $20,000 for the three months ended May 31, 2005. The increase in research and development expenses for the three months ended May 31, 2005 is primarily attributable to expenses related to patent maintenance and annuities expenses. Research and development expenditures in future periods will continue to primarily be legal expenses related to patent activities. We anticipate that research and development expenses in future periods will be at approximately the same level as fiscal 2005 for the foreseeable future, primarily representing expenses related to patent activities.

For the three months ended May 31, 2005 and 2004 we recorded net interest income of $1,000 in each period. We anticipate less interest income in the future since cash and cash equivalent balances and interest rates have decreased.

Investment loss from Oryx Ventures' activities consists primarily of recognition of losses relating to our percentage ownership share of S2 Technologies. Investment loss from Oryx Ventures activities were zero for the three months ended May 31, 2005, compared to $181,000 for the three months ended February 29, 2004. At May 31, 2005, the carrying value of our S2 Technologies investment was zero as the Company has recognized losses to the extent of their investment in S2 Technologies

Mark Underseth, Chief Executive Officer of S2 Technologies, is the brother of Mitchel Underseth, who was the Chief Financial Officer and a director of Oryx until November 30, 2002. During his tenure as Chief Financial Officer and a director, Mitchel Underseth did not participate in Oryx's due diligence or negotiations with respect to Oryx's investments in S2 Technologies and abstained from voting or discussion when the Oryx Board of Directors considered this matter. In December 1, 2002, Mitchel Underseth joined S2 Technologies as their Chief Financial Officer. Mitchel Underseth has continued providing services to us as a consultant and was paid $9,000 during the three month periods ended May 31, 2005 and 2004.

We recorded $4,000 as other income during the three month ended May 31, 2005, consisting of a refund related to previous foreign withholding tax. This compares to $7,000 recorded as other income during the first quarter ended May 31, 2004, consisting of a reimbursement we received for duty drawback related to a 1997 transaction.

We believe our operating losses will continue through fiscal 2006, as the anticipated royalty revenue from our SurgX and management fees generated from Oryx Ventures will not be sufficient to cover expected expenses for fiscal 2006.


Liquidity and Capital Resources

Our working capital decreased $185,000, or 195%, from a deficit of $95,000 at February 28, 2005, to a deficit of $280,000 at May 31, 2005, primarily attributed to a net loss from operations during the three months ended May 31, 2005. Our ratio of current assets to current liabilities was 0.4:1 at May 31, 2005 and 0.7:1 at February 28, 2005.

Net cash used in operations was $80,000 for the three months ended May 31, 2005. This compares to $56,000 net cash used in operations during the three months ended May 31, 2004. Net cash used in operations consisted primarily of operating losses adjusted for non-cash related items, which includes loss on investments in affiliates and depreciation and changes in current assets and liabilities.

We did not have any investment activity during the three month periods ended May 31, 2005 and 2004. We do not expect to have any material capital expenditures for the year ended February 28, 2006.

         We did not have any financing activity during the three month periods ended May 31, 2005 and 2004.

         We do not have sufficient capital to meet our anticipated working capital requirements through fiscal year 2006. We have to obtain additional funding by raising additional equity or taking other steps on or before the end of July 2005 in order to have sufficient cash to continue our business operations.

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

As of May 31, 2005, we had an accumulated deficit of approximately $28.1 million. We incurred net losses of approximately $0.1 million for the quarter ended May 31, 2005 and $1.2 and $1.0 million for the fiscal years ended February 28, 2005 and February 29, 2004, respectively. The Company does not have sufficient capital to meet its anticipated working capital requirements through fiscal year 2006. The Company must obtain additional funding either by raising additional equity or taking other steps, including the sale of assets, before the end of July 2005 in order to have sufficient liquidity to continue operations. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher royalty fees to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to generate higher royalty fees, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline. As a result of the foregoing factors, the report of our independent registered public accounting firm with respect to our consolidated financial statements at February 28, 2005 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

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

Our future operating results will depend to a very large degree on the financial success of S2 Technologies and upon our ability to assist S2 Technologies in getting to cash flow positive. Our investment in S2 Technologies will continue to have a negative impact on our financial statements. As of May 31, 2005, we had invested a total of approximately $3.8 million in S2 Technologies; however, the current book value of our investment in S2 Technologies is zero. There can be no assurance that we will either recoup our investment or receive any return on our investment.

We do not have cash available for further investments in S2 Technologies and, consequently, our ownership position in S2 Technologies will be significantly diluted if S2 completes additional equity financings without our participation

Presently, we do not have sufficient cash resources to make further investments in S2 Technologies. It is likely that S2 Technologies will require additional equity funding and, given our inability to participate in such future funding, our ownership position in S2 Technologies will be significantly diluted to the extent that there are additional equity financings in which we do not participate. We can give no assurances as to the extent of such dilution on our ownership position, however, any such dilution will likely adversely impact the proceeds that we would receive upon a liquidation of our ownership position in S2 Technologies upon a sale, merger, public offering or other liquidity event.

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

Cooper Electronics Technologies paid us minimum royalty payments through June 2001. However, it did not make a $1 million royalty payment due on September 15, 2002 to maintain exclusivity and, at such time, its license of our SurgX technology, pursuant to the terms of the license agreement, automatically became a non-exclusive license. Due to low sales of SurgX products by Cooper Electronics Technologies, it did not pay us any royalties prior to fiscal 2004. We received royalty payments from Cooper Electronics Technologies as follow:
$56,000 for fiscal 2004, $104,000 for fiscal 2005 and $46,000 for the first quarter of fiscal 2006. In addition, IRISO notified us in 2002 that it had elected not to pay the minimum annual royalty for the royalty year ended October 2002. As a result of IRISO's election, the license granted to IRISO converted to a non-exclusive license for Japan for the remaining term of the license agreement. On April 1, 2003, we executed an amendment to the license agreement granting IRISO a non-exclusive worldwide license for a one-time fee of $200,000. In fiscal 2004 and 2005, IRISO made royalty payments totaling $219,000 and $182,000, respectively. In the first quarter of fiscal 2006, IRISO paid us $44,000 in royalties.

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

As a result of various transactions previously entered by us, as of May 31, 2005, there were outstanding convertible securities, warrants and options for the conversion and purchase of up to approximately 552,906 shares of common stock. This represents significant additional potential dilution for our existing stockholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these convertible securities, there may be further dilution based on the price at which we issue other securities in the future.


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

                                     PART II

                                OTHER INFORMATION



Item 6.   Exhibits


         Exhibit 31 Certification of Phillip J. Micciche, Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32 Certification of Philip J. Micciche, Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ORYX TECHNOLOGY CORP.

   Dated:  July 15, 2005        By:  /s/ Philip J. Micciche
                                     -------------------------------------------
                                     Philip J. Micciche
                                     President, Chief Executive Officer, Chief
                                     Financial Officer and Director (Principal
                                     Executive Officer and Principal Financial
                                     and Accounting Officer)