Form 10QSB
period 2005-08-31
ORYX TECHNOLOGY CORP
filed 2005-10-14
CIK 915355

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005.

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


The number of shares outstanding of the issuer's Common Stock as of August 31, 2005 was 2,942,310.

                              ORYX TECHNOLOGY CORP.

                                   FORM 10-QSB

                                Table of Contents



PART I.  FINANCIAL INFORMATION
                                                                            Page

Item 1.  Financial Statements (unaudited) ...................................3

Item 2.  Management's Discussion and Analysis or Plan of Operation .........11

Item 3.  Controls and Procedures ...........................................34


PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......36

Item 5.  Other Information .................................................36

Item 6.  Exhibits ..........................................................36

Signatures..................................................................37

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ORYX TECHNOLOGY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


              Assets                                                August 31,       February 28,
                                                                       2005              2005
                                                                   ------------      ------------
Current assets:
  Cash and cash equivalents                                        $    170,000      $    223,000
  Receivable from affiliate                                               5,000             5,000
  Other current assets                                                   13,000            31,000
                                                                   ------------      ------------
    Total current assets                                                188,000           259,000
                                                                   ------------      ------------
    Total assets                                                   $    188,000      $    259,000
                                                                   ============      ============

              Liabilities, Mandatorily Redeemable Convertible
                  Preferred Stock and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                 $     84,000      $     21,000
  Accrued liabilities                                                   285,000           333,000
  Deferred revenue                                                       50,000              --
                                                                   ------------      ------------
    Total current liabilities                                           419,000           354,000

Long-term deferred revenue                                                 --              50,000
                                                                   ------------      ------------
    Total liabilities                                                   419,000           404,000
                                                                   ------------      ------------

Series A 2% mandatorily redeemable convertible preferred stock
    $0.001 par value; 3,000,000 shares authorized;
    750 shares issued and outstanding                                    18,000            18,000
                                                                   ------------      ------------

Stockholders' deficit:
  Common stock, $0.001 par value; 25,000,000 shares
    authorized; 2,942,310 and 2,821,335 issued and oustanding
    at August 31, 2005 and February 28, 2005, respectively                3,000             3,000
  Additional paid-in capital                                         27,987,000        27,806,000
  Accumulated deficit                                               (28,239,000)      (27,972,000)
                                                                   ------------      ------------
      Total stockholders' deficit                                      (249,000)         (163,000)
                                                                   ------------      ------------
                                                                   $    188,000      $    259,000
                                                                   ============      ============

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended               Six Months Ended
                                                             August 31,                       August 31,
                                                       2005             2004             2005             2004
                                                   -----------      -----------      -----------      -----------
Revenue:
   Royalty                                         $    42,000      $    49,000      $   132,000      $   134,000
   Services to affiliates                               15,000            9,000           30,000           18,000
                                                   -----------      -----------      -----------      -----------
                                                        57,000           58,000          162,000          152,000
                                                   -----------      -----------      -----------      -----------
Cost of revenue:
   Services to affiliates                               15,000           14,000           34,000           29,000
                                                   -----------      -----------      -----------      -----------
                                                        15,000           14,000           34,000           29,000
                                                   -----------      -----------      -----------      -----------

    Gross profit                                        42,000           44,000          128,000          123,000
                                                   -----------      -----------      -----------      -----------
Operating expenses:
   General and administrative                          170,000          161,000          376,000          335,000
   Research and development                              5,000           14,000           25,000           28,000
                                                   -----------      -----------      -----------      -----------
    Total operating expenses                           175,000          175,000          401,000          363,000
                                                   -----------      -----------      -----------      -----------

Loss from operations                                  (133,000)        (131,000)        (273,000)        (240,000)

Interest income                                          1,000             --              2,000            1,000
Equity in net loss of affiliates                          --           (198,000)            --           (379,000)
Other income                                              --               --              4,000            7,000
                                                   -----------      -----------      -----------      -----------

Loss before income tax                                (132,000)        (329,000)        (267,000)        (611,000)
Income tax expense                                        --             (4,000)            --             (8,000)
                                                   -----------      -----------      -----------      -----------
    Net loss                                       $  (132,000)     $  (333,000)     $  (267,000)     $  (619,000)
                                                   ===========      ===========      ===========      ===========

Basic and diluted net loss per share               $     (0.05)     $     (0.12)     $     (0.09)     $     (0.22)
                                                   ===========      ===========      ===========      ===========

Weighted average common shares used to
  compute basic and diluted net loss per share       2,873,933        2,821,335        2,848,070        2,821,335
                                                   ===========      ===========      ===========      ===========

See the accompanying notes to condensed consolidated financial statements.

                              ORYX TECHNOLOGY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Six Months Ended
                                                                  August 31,
                                                            2005            2004
                                                          ---------      ---------
Cash flows from operating activities:
  Net loss                                                $(267,000)     $(619,000)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Equity in net loss of affiliates                           --          391,000
    Depreciation                                               --            2,000
      Changes in assets and liabilities:
        Accounts receivable                                    --           (4,000)
        Other current assets                                 18,000        (27,000)
        Accounts payable                                     63,000         (2,000)
        Accrued liabilities                                 (48,000)       (25,000)
                                                          ---------      ---------
            Net cash used in operations                    (234,000)      (284,000)
                                                          ---------      ---------

Cash flows from financing activities
  Proceeds from sale of common stock                        181,000           --
                                                          ---------      ---------
            Net cash provided by financing activities       181,000           --
                                                          ---------      ---------

Net decrease in cash and cash equivalents                   (53,000)      (284,000)
Cash and cash equivalents at beginning of period            223,000        564,000
                                                          ---------      ---------
Cash and cash equivalents at end of period                $ 170,000      $ 280,000
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

The Company does not have sufficient capital to meet its anticipated working capital requirements through fiscal year 2006. The Company must obtain additional funding either by raising additional equity or taking other steps, including the sale of assets, before the end of November 2005 in order to have sufficient liquidity to continue operations. There can be no assurance that such transactions can be effected in time to meet its needs, if at all, or that any such transaction will be on terms acceptable to the Company or in the interest of its stockholders. If the Company is unable to meet these financial needs, then it may have to reorganize under applicable bankruptcy or insolvency laws. In such instance, its ability to remain a reporting entity under the Securities Exchange Act of 1934 or to trade as a public entity would be adversely affected or even suspended. In such circumstances, the Company's ability to raise funds on acceptable terms, if at all, could be adversely affected; in addition, the Company's inability to continue as an ongoing operation would result in its having to use its assets first to satisfy creditors before being able to pay any distributions to its stockholders out of its remaining assets. Creditors would include any persons assisting the Company in any reorganization or insolvency proceedings, the expenses of which might be a substantial drain on any remaining assets available to stockholders.

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

                                                 Three months ended              Six months ended
                                                       August 31,                    August 31,
                                                 2005            2004           2005            2004
                                              ----------      ---------      ----------      ---------
Net loss reported                             $ (132,000)     $(333,000)     $ (267,000)     $(619,000)

Stock-based employee compensation expense
determined under fair value for all awards          --           (5,000)           --          (15,000)
                                              ----------      ---------      ----------      ---------
Pro forma net loss                            $ (132,000)     $(338,000)     $ (267,000)     $(634,000)
                                              ==========      =========      ==========      =========

Reported net loss per share                   $    (0.05)     $   (0.12)     $    (0.09)     $   (0.22)
                                              ==========      =========      ==========      =========
Pro forma net loss per share                  $    (0.05)     $   (0.12)     $    (0.09)     $   (0.22)
                                              ==========      =========      ==========      =========

The Company did not grant any options during the three and six month periods ended August 31, 2005 and 2004.

NOTE 3 - LOSS PER SHARE

Basic and diluted net loss per share for the periods presented have been computed by dividing the net loss by the weighted average common shares outstanding for the period. Due to the net losses incurred for the periods presented, all common stock equivalents (options, warrants and preferred stock) outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. Anti-dilutive securities and common stock equivalents at August 31, 2005 which could be dilutive in future periods include common stock options to purchase 208,806 shares of common stock, warrants to purchase 213,250 shares of common stock, and 750 shares of Series A preferred stock which may be converted into 875 shares of common stock. Anti-dilutive securities and common stock equivalents at August 31, 2004 include common stock options to purchase 218,251 shares of common stock, warrants to purchase 435,605 shares of common stock, and 750 shares of Series A preferred stock which may be converted into 875 shares of common stock.

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

At August 31, 2005, the Company's voting ownership in S2 Technologies was approximately 29.8%, on an as-converted-to-common stock basis.

The Company is also providing senior management advisory services to S2 Technologies in exchange for a cash fee. The Company recognized $15,000 and $9,000 in management service fees from S2 Technologies for each of the three months ended August 31, 2005 and 2004, respectively.

The Company has recognized losses attributable to its ownership of S2 Technologies of $3,237,000 as of August 31, 2005, of which $0 and $198,000 are included in net loss for the three months ended August 31, 2005 and 2004, respectively. At August 31, 2005, the carrying value of the Company's investment in S2 Technologies was zero as the Company has recognized losses to the extent of its investment in S2 Technologies.

Mark Underseth, Chief Executive Officer of S2 Technologies, is the brother of Mitchel Underseth, who was the Chief Financial Officer and a director of the Company until November 30, 2002. During his tenure as Chief Financial Officer and a director of the Company, Mitchel Underseth did not participate in the Company's due diligence or negotiations with respect to the Company's investments in S2 Technologies and abstained from voting or discussion when the Company's Board of Directors considered this matter. On December 1, 2002, Mitchel Underseth joined S2 Technologies as its Chief Financial Officer. Mitchel Underseth has continued providing services to the Company as a consultant and has been paid an aggregate of $90,000 in consulting fees since December 1, 2002 through August 31, 2005, including $9,000 in consulting fees for the three months ended August 31, 2005.

Summarized financial information for S2 Technologies is as follows:

                                              August 31,           February 28,
                                                 2005                  2005
                                             ------------          ------------

Current assets                               $  2,811,000          $    970,000
Non-current assets                                118,000               122,000
Current liabilities                             1,027,000               625,000
Redeemable preferred stock                     10,670,000             8,022,000
Stockholders' deficit                          (8,768,000)           (7,555,000)



                                                     Three Months Ended
                                              August 31,            August 31,
                                                 2005                  2004
                                             ------------          ------------

Net sales                                    $    208,000          $     95,000
Loss from continuing operations                  (613,000)             (537,000)
Net loss                                         (596,000)             (532,000)



                                                      Six Months Ended
                                              August 31,            August 31,
                                                 2005                  2004
                                             ------------          ------------

Net sales                                    $    433,000          $    185,000
Loss from continuing operations                (1,208,000)           (1,020,000)
Net loss                                       (1,186,000)           (1,012,000)

NOTE 5 - SEGMENT INFORMATION

The Company groups its business into two operating segments and a corporate segment (as defined by SFAS No. 131 "Disclosure about Segments and Enterprise and Related Information"): (i) SurgX, the subsidiary through which it licenses its surge protection technology; (ii) Oryx Ventures, the entity which provides strategic and management services and investment to technology-oriented start-up companies; and (iii) the corporate segment which supports and provides administrative, accounting and financial services to the operating segments. The Company's minority interest of 3% in SurgX is not significant: therefore, it is not reflected in the Company's financial statements.

                                              Three Months Ended             Six Months Ended
                                                   August 31,                   August 31,
                                              2005          2004            2005           2004
                                           ---------      ---------      ---------      ---------
Revenues:
  Surgx                                    $  42,000      $  49,000      $ 132,000      $ 134,000
  Oryx Ventures                               15,000          9,000         30,000         18,000
                                           ---------      ---------      ---------      ---------
                                           $  57,000      $  58,000      $ 162,000      $ 152,000
                                           =========      =========      =========      =========

Operating income (loss):
  Surgx                                    $  36,000      $  35,000      $ 106,000      $ 105,000
  Oryx Ventures                                 --           (6,000)        (4,000)       (12,000)
  Corporate                                 (169,000)      (160,000)      (375,000)      (333,000)
                                           ---------      ---------      ---------      ---------
                                           $(133,000)     $(131,000)     $(273,000)     $(240,000)
                                           =========      =========      =========      =========

Depreciation and amortization expense:
  Corporate                                $    --        $   2,000      $    --        $   3,000
                                           =========      =========      =========      =========


                                                                         August 31,     August 31,
Identifiable assets:                                                        2005           2004
                                                                         ---------      ---------
  SurgX                                                                  $    --        $   4,000
  Oryx Ventures                                                              5,000        331,000
  Corporate                                                                183,000        345,000
                                                                         ---------      ---------
                                                                         $ 188,000      $ 680,000
                                                                         =========      =========

Loss on investments, net of $0 and $198,000 for the three months ended August 31, 2005 and 2004, respectively, relates to the Oryx Ventures segment losses on equity investments. Included in identifiable assets of Oryx Ventures are $0 and $326,000 at August 31, 2005 and 2004, respectively, which represent the carrying value of investments accounted for under the equity method (see note 4).

NOTE 6 - EQUITY TRANSACTION

On July 22, 2005, the Company completed a private placement of 120,975 shares of its common stock at a purchase price of $1.50 per share with a group of investors, resulting in cash proceeds of approximately $181,000. In connection with this offering the investors cancelled warrants exercisable for 120,975 shares.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment, an amendment of FASB Statements No. 123 and 95." SFAS 123R eliminates the ability to account for share-based compensation transaction using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in statement of operations. SFAS 123R requires that a modified version of prospective application be used, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective for annual reporting periods beginning after December 15, 2005 for companies that file as small business issuers. While the Company currently discloses the pro-forma effects of its stock-based awards (see Note
2), it is currently evaluating the impact the implementation guidance and revisions included in SFAS 123R will have on its consolidated financial statements.

NOTE 8 - SUBSEQUENT EVENT


On October 14, 2005, the Company filed an application with the Securities and Exchange Commission ("SEC") to deregister its common stock under the Securities Exchange Act of 1934. When the deregistration is effective, the Company will no longer be required to file specified forms and reports with the SEC, including reports on Forms 10-KSB, 10-QSB and 8-K. The Company's common stock will then no longer be eligible for trading on the OTC Bulletin Board and will be traded only on the Pink Sheets. It will be more difficult to obtain information about the Company and to trade the Company's common stock.

Item 2. Management's Discussion and Analysis or Plan of Operations

This discussion and analysis is designed to be read in conjunction with the Management's Discussion and Analysis set forth in the Company's Form 10-KSB for the fiscal year ended February 28, 2005. As used herein, "we", "our", "us" and the like refer to Oryx Technology Corp.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements regarding market opportunities, competitive growth, new product introductions by our licensees, success of research and development efforts by our licensees, customer acceptance of new products and the performance of the portfolio company we invested in. These forward-looking statements involve risks and uncertainties, and the cautionary statements set forth below identify important factors that could cause actual results to differ materially from those predicted in any such forward looking statements. Such factors include, but are not limited to, adverse changes in general economic conditions, dependence upon our licensees for the commercial success of SurgX products, adverse changes in customer order patterns for SurgX related products, lack of acceptance of SurgX new products, our licensees lack of success in technological advancement, adverse business conditions and other factors that may negatively affect our portfolio company, S2 Technologies. All investors should carefully read the Form 10-KSB together with this Form 10-QSB, and consider all such risks before making an investment decision with respect to the Company's stock.

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

SurgX Corporation

Business Overview

SurgX Corporation, or SurgX, is the subsidiary through which we license SurgX, our proprietary surge protection technology for over-voltage protection. SurgX technology for over-voltage protection is comprised of a specialized polymer formulation containing inorganic solids, metal particles and adhesion-promoting agents which can be tailored for use against surge threats at different voltage and power levels. The underlying technology developed by SurgX is currently licensed to three licensees, Cooper Bussmann, or Cooper Electronics Technologies, IRISO Electronics Company, Ltd., or IRISO, and Shocking Technologies Inc., or Shocking Technologies, on a non-exclusive world-wide basis. Products manufactured by licensees Cooper Electronics Technologies and IRISO are utilizing SurgX's proprietary technology which are targeted for sale to original equipment manufacturers, or OEMs, and contract manufacturers in the computer, communication, and electronics industries to provide protection against electrostatic discharge, or ESD, events through discrete devices at the printed circuit board level. Shocking Technologies does not yet sell products incorporating SurgX technology and we do not anticipate receiving royalty payments from Shocking Technologies during our next fiscal year. Currently royalty revenue from our licensee's shipments of products incorporating our SurgX technology are insufficient to support our operations and there can be no assurances that they will be successful in increasing sales of products based on our SurgX technology in the future. We are actively seeking a purchaser of our SurgX business to generate cash to support our investment in S2 Technologies (see "Oryx Ventures, LLC"). Although we are in discussions with one entity, there can be no assurance that we will be successful in consummating a sale of the SurgX business in a timely manner, if at all.

Licensees


Cooper Electronics Technologies

In fiscal year 1997, we granted Cooper Bussmann a non-exclusive license in Japan and an exclusive license for the rest of the world to manufacture and market surface mount and connector array components using SurgX technology. Cooper Bussmann is a leading manufacturer of fuses and other circuit protection devices, and its target market for products incorporating the SurgX technology is the electronics market. In consideration for this license, Cooper Bussmann paid us $750,000 in development funding, and, subject to terms of the license agreement, became obligated to pay us royalties for approximately eleven years based upon Cooper Bussmann sales of SurgX surface mount components and connectors. In September of 1997, this license agreement was amended to extend its term to 20 years, expand Cooper Bussmann's license rights for SurgTape for board-level ESD protection, and provide SurgX with a cash advance of $1.7 million, in the form of non-refundable minimum royalties to finance the development and commercialization of SurgTape, which was not commercialized. Pursuant to the terms of the license agreement, Cooper Bussmann (subsequently changed to Cooper Electronics Technologies , Inc., see the discussion below) was granted an exclusive license through June 2001 in exchange for the $1.7 million cash advance it provided to us. Cooper Bussmann did not make a required $1 million royalty payment due September 15, 2002 to maintain its exclusive license to the SurgX technology and its license automatically converted to a nonexclusive basis as of September 15, 2002. Due to lower than anticipated sales of SurgX products, we did not receive any royalties from Cooper Electronics Technologies prior to fiscal 2004. However, we did receive royalty payments of $56,000 and $104,000 from Cooper Electronics Technologies for sales of SurgX products for the years ended February 29, 2004 and February 28, 2005, respectively. During the first quarter of fiscal 2006, we received royalty payments of $46,000. For the second quarter of 2006, due to a quality issue with Cooper Electronics Technologies largest customer, the royalty payment we received from Cooper Electronics Technologies was less than $1,000. While Cooper Electronics Technologies has corrected this quality issue, it is unknown when Cooper Electronics Technologies' sales will return to historical levels, if at all. Cooper Electronics Technologies was formed by Cooper Bussman in fiscal 2000 to handle research, development, manufacturing and sales and marketing functions for the printed circuit board level electronic circuit protection and conditioning products within Cooper Bussmann. This effort encompassed several technologies, including products incorporating SurgX technology. Cooper Electronics Technologies has a worldwide network of direct sales and representative entities and technical distribution groups responsible for the promotion and sales support of its products including SurgX electrostatic surge protection devices. Currently, Cooper Electronics Technologies offers three SurgX products: 0805 Chip Polymer ESD Suppressant, 41206 Four Element Array and 0603 Polymer ESD Suppressant.

In fiscal year 2000, we transferred all SurgX polymer research and development efforts to Cooper Electronics Technologies and, in fiscal 2002, we transferred all trade secrets and manufacturing know-how for SurgX liquid to Cooper Electronics Technologies. All SurgX liquid manufacturing enhancements and development activities are now performed by Cooper Electronics Technologies.

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

Currently, research and development efforts of Cooper Electronics Technologies include activities designed to develop market driven device configurations and to improve the reliability of the SurgX products it sells, as well as new development efforts toward improved electrical performance. The polymer formulation required modification to eliminate off-state resistance problems surfacing during the customer board level assembly process. It now appears that this current polymer formulation cannot be further improved to optimize the trigger voltage, without compromising the reliability. Significant effort is currently being expended to assure the reliability of the product in light of the new restriction of hazardous substances regulations, which require the elimination of leaded solder, which will have the effect of significantly increased solder reflow temperatures with a potentially detrimental effect on the product. Therefore, Cooper Electronics Technologies will not be able to participate in a more significant portion of the potential market for ESD type transient voltage protection devices. Cooper Electronics Technologies is continually evaluating its development priorities relative to all their products, but there can be no assurance if, or at what level, Cooper Electronics Technologies will support development efforts in the future.

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

Cooper Electronics Technologies has been utilizing an Asian based contract manufacturer to produce its SurgX based products: 0805 Chip Polymer ESD Suppressant, 41206 Four Element Array and 0603 Polymer ESD Suppressant. The 0805 Chip Polymer ESD Suppressant was the first product introduced by Cooper Electronics Technologies and has been sold for use in home phone systems. It has been announced that the 0805 device is at the end of its life and is currently being phased out in favor of the smaller footprint devices. The 41206 Four Element Array has been sold for use in devices to protect the USB signal lines in portable communication and set top box applications. The most recent product introduced by Cooper Electronics Technologies, the 0603 Polymer ESD Suppressant, has been sold for use in cellular devices, PDA's, set top boxes and DSL type equipment. During 2004, Cooper Electronics has internally developed a non ceramic based chip structure to deliver the SurgX polymer (PolySurg TM ) and has initiated the manufacturing of the new product line in Cooper Electronics' China manufacturing plants. This is in addition to the current ceramic based chips from Taiwan. It is anticipated that the 0402 footprint will be in production in late calendar 2005.

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

For fiscal 2005, the order rate for SurgX products increased and at a significantly higher rate than the previous year's shipments, with Cooper Electronics Technologies shipping over 158 million devices. This increase is primarily the result of the technology coming into wider use by circuit designers for a wider range of applications and meeting competitive pricing of traditional ESD protection components. Cooper Electronics Technologies is planning on continued growth for SurgX products for fiscal 2006. Major growth of device sales, overall, is predicated on not only pricing but performance and packaging format. While the sales prices of devices incorporating our SurgX technology were impacted by the severe price erosion during the past three years resulting from industry overcapacity, a general improvement in price stability occurred in fiscal 2005, according to Cooper Electronics Technologies. However, there can no assurances that price stability will continue, or that competitives pressures will not drive down prices in the future. Cooper has also successfully addressed a reliability issue centering around the polymer formulation that reduced the actual ship rate of the product during the first and second quarter of fiscal 2006.


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

In fiscal 1999, IRISO started volume production and sales of 0805 surface mount components. Sales of SurgX products by IRISO in fiscal 2000 were minimal, with IRISO shipping production quantities to two major OEMs and in lesser amounts to five other customers. IRISO's shipments in fiscal 2002 and fiscal 2003 were at approximately 12 million units for each year. IRISO shipped over 26 million units in fiscal 2004 and approximately 40 million units in fiscal 2005. However, there can be no assurance that IRISO will be able to sustain such sales growth in the future as they continue to face predatory pricing pressures from competitors and by market requirements of improved ESD protection capabilities, which IRISO has not yet achieved.

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

In fiscal 2001, IRISO paid us $100,000 in licensing royalties for shipments during that year. In fiscal 2002, IRISO paid its minimum licensing royalty obligation of $200,000 for the royalty year ending October 2001 and made royalty payments to us totaling $148,000 in fiscal 2003 for the royalty year ending October 2002, which was below the minimum annual royalty amount for IRISO to maintain its co-exclusive license. As a result, IRISO's license with us converted to a non-exclusive license for the remaining term of the license agreement. On April 1, 2003, IRISO paid us a one time fee of $200,000 in connection with an amendment to the license agreement to expand IRISO's licensed territory from Japan to a non-exclusive worldwide license. In fiscal 2004 and fiscal 2005, IRISO made royalty payments totaling $219,000 and $182,000, respectively. IRISO also paid us $42,000 and $44,000 in royalties for the second and first quarter of fiscal 2006, respectively. However, IRISO recently informed us that the upcoming quarterly royalty payment from them will be approximately 15% lower as IRISIO's sales have been negatively affected by quality issues and predatory pricing pressures from competitors. There can be no assurance that IRISO's sales of SurgX products will increase in the future, if at all, or that increases in sales will result in higher royalty income to us.


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

Competition

The primary competitor to SurgX technology is a polymer base over-voltage protection product of Littlefuse, Inc. Both Littlefuse, Inc. and our licensees serve a small niche of the overall market. However, recent MOV (Metal Oxide Varistor) technology device entries from Asia into the market place, now are starting to follow very closely the performance characteristics of the SurgX technology devices, and may become strong competition in the future. Some are finding larger U.S. partners to distribute and promote the products. As SurgX components are becoming more price competitive and available in higher volumes, our licensees are attempting to compete with conventional over-voltage transient protection zener diode manufacturers, such as Toshiba Semiconductor, Renases
Technology, Fairchild Semiconductor, Diodes Inc. and Vishay. Also, as our licensees develop smaller footprint SurgX products, such as the 0402 discrete component, they intend to compete with varistors manufacturers such as EPOC, Amotech, TDK and AVX. Customers are continually evaluating alternative technologies for ESD protection, but are apparently disappointed with the alternatives because the opportunities for the SurgX devices keep increasing. Broader market acceptance of products incorporating our SurgX technology depends on cost, reliability record, protection performance, packaging format, and ability to disseminate the application information to the designers, in that order, which to date have not been achieved by our licensees.


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
                                                                  ------------
                                                                  $ 3,768,200
                                                                  ============


We are also providing senior management advisory services to S2 Technologies for a cash fee. As of August 31, 2005 our total voting ownership of S2 Technologies was approximately 29.8 %. In June 2005, S2 Technologies completed their Series D preferred financing, however, Oryx decided not to participate in this financing which reduced Oryx's total voting ownership of S2 from approximate 38.4% to 29.8%.

S2 Technologies provides value-added technology that addresses the development, integration and testing phases of the embedded software process. The goal is to increase software developers' productivity and decrease the time it takes for their products to reach commercialization. S2 Technologies released its first product, Stride 1.0, in March 2002 and Stride 2.0 in calendar 2004 and anticipate releasing Stride 2.1 by the end of calendar 2005.

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


Research and Development

In fiscal year 2000, we transferred all of our SurgX research and development to Cooper Electronics Technologies, a subsidiary of Cooper Bussmann. Cooper Electronics Technologies has funded substantially all research and development activities with respect to SurgX technology for fiscal years 2004 and 2005. The total amount spent by us on research and development activities in three and six month periods ended August 31, 2005 was $5,000 and $25,000, respectively, which primarily consist of legal expenses related to patent activities. This compares to research and development expenses of $14,000 and $28,000 in the three and six month periods ended August 31, 2004.

CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policies have not changed from those disclosed in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2005.

Results of Operations

For the quarter ended August 31, 2005, revenues decreased by $1,000 or 2% from $58,000 for the quarter ended August 31, 2004, to $57,000 for the quarter ended August 31, 2005. Revenue for the six months ended August 31, 2005 increased $10,000 or 7% from $152,000 for the six month ended August 31, 2004 to $162,000 for the six months ended August 31, 2005. This increase in revenue for the six months ended August 31, 2005 is primarily due to an increase in recognized service revenue from S2 Technologies. We anticipate that future revenue will be derived primarily from royalties from our SurgX technology. To date, royalty revenue from sales by our SurgX licensees have not been sufficient to cover our operating expenses. In addition, our licensees have recently experienced adverse market conditions and have struggled with quality issues that will result in reduced royalty revenue to us in the near future. There can be no assurances that sales of SurgX products will increase in the future, if at all, or that increases in sales will result in higher royalty income for us. Future royalty revenues will be based solely upon the successful sales, marketing, manufacturing and development efforts of our SurgX licensees and there can be no assurances that our licensees will continue to invest in SurgX related sales, marketing and research and development activities.

The Company's gross profit decreased from $44,000 for the quarter ended August 31, 2004, to $42,000 for the quarter ended August 31, 2005, representing a decrease of $2,000 or 5%. Gross profit for the six months ended August 31, 2005 was $128,000 compared to $123,000 for the six months ended August 31, 2004. The increase in gross profits for the six month ended August 31, 2005 is due to an increase in services revenue from S2 Technologies.

General and administrative expenses increased from $161,000 for the three months ended August 31, 2004, to $170,000 for the three months ended August 31, 2005, representing an increase of $9,000 or 6%. General and administrative expenses increased by $41,000 or 12% from $335,000 for the six months ended August 31, 2004 to $376,000 for the six months ended August 31, 2005. The increase in general and administrative expenses during the three and six months ended August 31, 2005 is primarily attributable to increased legal expenses related to corporate activities. During the three month periods ended August 31, 2005 and 2004, the Company recognized salary expenses of $15,000 and $14,000, respectively, as cost associated with the revenue generated from management services fees from Oryx Ventures. We expect future operating expenses to remain at the same levels as our first quarter run rate. We are focusing our management efforts on S2 Technologies and are not actively pursuing new opportunities to charge fees for management services through Oryx Ventures.

Research and development expenses decreased by $9,000 or 64% from $14,000 for the three months ended August 31, 2004 to $5,000 for the three months ended August 31, 2005. Research and development expenses were $25,000 and $28,000 for the six months ended August 31, 2005 and 2004. The decrease in research and development expenses for the three and six months ended August 31, 2005 is primarily attributable to expenses related to patent maintenance and annuities expenses. Research and development expenditures in future periods will continue to primarily be legal expenses related to patent activities. We anticipate that research and development expenses in future periods will be at approximately the same level as fiscal 2005 for the foreseeable future, primarily representing expenses related to patent activities.

For the three and six months ended August 31, 2005, we recorded net interest income of $1,000 and $2,000, respectively. We anticipate less interest income in the future since cash and cash equivalent balances and interest rates have decreased.

Investment loss from Oryx Ventures' activities consists primarily of recognition of losses relating to our percentage ownership share of S2 Technologies. There was no investment loss from Oryx Ventures activities for the three and six months ended August 31, 2005, compared to $198,000 and $379,000 for the three and six months ended August 31, 2004. At August 31, 2005, the carrying value of our S2 Technologies investment was zero, as the Company has recognized losses to the extent of their investment in S2 Technologies

Mark Underseth, Chief Executive Officer of S2 Technologies, is the brother of Mitchel Underseth, who was the Chief Financial Officer and a director of Oryx until November 30, 2002. During his tenure as Chief Financial Officer and a director, Mitchel Underseth did not participate in Oryx's due diligence or negotiations with respect to Oryx's investments in S2 Technologies and abstained from voting or discussion when the Oryx Board of Directors considered this matter. In December 1, 2002, Mitchel Underseth joined S2 Technologies as its Chief Financial Officer. Mitchel Underseth has continued providing services to us as a consultant and was paid $9,000 in consulting fees during the three month periods ended August 31, 2005 and 2004.

There was no other income recorded in the three months ended August 31, 2005 and 2004. We recorded $4,000 as other income during the six months ended August 31, 2005, consisting of a refund related to previous foreign withholding tax. This compares to $7,000 recorded as other income during the six months ended August 31, 2004, consisting of a reimbursement we received for duty drawback related to a 1997 transaction.

We believe our operating losses will continue through fiscal 2006, as the anticipated royalty revenue from our SurgX and management fees generated from Oryx Ventures will not be sufficient to cover expected expenses for fiscal 2006.


Liquidity and Capital Resources

Our working capital decreased $136,000, or 143%, from a deficit of $95,000 at February 28, 2005, to a deficit of $231,000 at August 31, 2005, primarily attributed to a net loss from operations during the six months ended August 31, 2005. Our ratio of current assets to current liabilities was 0.4:1 at August 31, 2005 and 0.7:1 at February 28, 2005.

Net cash used in operations was $234,000 for the six months ended August 31, 2005. This compares to $284,000 net cash used in operations during the six months ended August 31, 2004. Net cash used in operations consisted primarily of operating losses adjusted for non-cash related items, which includes loss on investments in affiliates and depreciation and changes in current assets and liabilities.

We did not have any investment activity during the six month periods ended August 31, 2005 and 2004. We do not expect to have any material capital expenditures for the year ended February 28, 2006. On July 22, 2005, we completed a private placement of 120,975 shares of our common stock at a purchase price of $1.50 per share with a group of investors, resulting in cash proceeds of approximately $181,000. In connection with this offering the investors cancelled warrants exercisable for 120,975 shares.We do not have sufficient capital to meet our anticipated working capital requirements through fiscal year 2006. We have to obtain additional funding by raising additional equity or taking other steps on or before the end of November 2005 in order to have sufficient cash to continue our business operations. We are actively exploring financing opportunities and seeking a purchaser of our SurgX business to generate cash to support our business operations and our investment in S2 Technologies. Although we have had discussions with several parties, there can be no assurance that we will be successful in consummating a sale of the SurgX business in a timely manner, if at all. Further, there can be no assurance that we will be successful in securing additional funding from other sources in a timely manner to meet our needs, if at all, or that any such transaction will be on terms acceptable to us or in the interest of our stockholders. As a result of these circumstances, our independent registered public accounting firm's report on our consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about Oryx's ability to continue as a going concern.

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

As of August 31, 2005, we had an accumulated deficit of approximately $28.2 million. We incurred net losses of approximately $0.3 million for the six months ended August 31, 2005 and $1.2 and $1.0 million for the fiscal years ended February 28, 2005 and February 29, 2004, respectively. The Company does not have sufficient capital to meet its anticipated working capital requirements through fiscal year 2006. The Company must obtain additional funding either by raising additional equity or taking other steps, including the sale of assets, before the end of November 2005 in order to have sufficient liquidity to continue operations. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantially higher royalty fees to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this section. If we are unable to generate higher royalty fees, we will be unable to build a sustainable business. In this event, our share price and the value of your investment would likely decline. As a result of the foregoing factors, the report of our independent registered public accounting firm with respect to our consolidated financial statements at February 28, 2005 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

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

Our future operating results will depend to a very large degree on the financial success of S2 Technologies and upon our ability to assist S2 Technologies in getting to cash flow positive. Our investment in S2 Technologies will continue to have a negative impact on our financial statements. As of August 31, 2005, we had invested a total of approximately $3.8 million in S2 Technologies; however, the current book value of our investment in S2 Technologies is zero. There can be no assurance that we will either recoup our investment or receive any return on our investment.


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

Cooper Electronics Technologies paid us minimum royalty payments through June 2001. However, it did not make a $1 million royalty payment due on September 15, 2002 to maintain exclusivity and, at such time, its license of our SurgX technology, pursuant to the terms of the license agreement, automatically became a non-exclusive license. Due to low sales of SurgX products by Cooper Electronics Technologies, it did not pay us any royalties prior to fiscal 2004. We received royalty payments from Cooper Electronics Technologies as follows:
$56,000 for fiscal 2004 and $104,000 for fiscal 2005. During the first quarter of fiscal 2006 we received royalty payments of $46,000. For the second quarter of 2006, due to a quality issue with a large customer of Cooper Electronics Technologies, the royalty payment we received from Cooper Electronics Inc. was less than $1,000. While Cooper Electronics Technologies has corrected this quality issue, it is unknown when Cooper Electronics Technologies' sales will return to historical levels, if at all. In addition, IRISO notified us in 2002 that it had elected not to pay the minimum annual royalty for the royalty year ended October 2002. As a result of IRISO's election, the license granted to IRISO converted to a non-exclusive license for Japan for the remaining term of the license agreement. On April 1, 2003, we executed an amendment to the license agreement granting IRISO a non-exclusive worldwide license for a one-time fee of $200,000. In fiscal 2004 and 2005, IRISO made royalty payments totaling $219,000 and $182,000, respectively. In the first two quarters of fiscal 2006, IRISO paid us $86,000 in royalties.

While shipments of products incorporating SurgX technology to customers by Cooper Electronics Technologies and IRISO have increased from prior years , there can be no assurances that either of these licensees will ever achieve any significant sales revenue for SurgX products. Further, in light of recent depressed sales of SurgX products by our licensees, there can be no assurances that Cooper Electronics Technologies or IRISO will continue their respective licenses with us. In the event that either company terminates its license with us, we would suffer a material adverse impact on our business and financial condition.


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

We rely exclusively on our licensees to manufacture and market products incorporating our SurgX technology. However, our licensees have been unable to incorporate manufacturing process improvements in products using SurgX technology to enhance product performance to allow them to compete more effectively in the high volume, low price diode/varistor market. To date our licensees have not been successful in generating significant profits from the sale of SurgX products or effectively competing in this market.

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

We have filed an application with the SEC to deregister our common stock under the Securities Exchange Act of 1934. When the deregistration is effective, we will no longer be required to file specified forms and reports with the SEC, including reports on Forms 10-KSB, 10-QSB and 8-K. Our common stock will then no longer be eligible for trading on the OTC Bulletin Board and will be traded only on the Pink Sheets. It will be more difficult to obtain information about ORYX and to trade our common stock.

Our Board of Directors, after careful consideration, has determined that deregistering our common stock is in the overall best interests of Oryx and its stockholders, given the increased costs and administrative burdens of complying with SEC reporting requirements, including the substantial requirements of the Sarbanes-Oxley Act. However, upon deregistration we will no longer file specified reports and forms with the SEC, including reports on forms 10-KSB, 10-QSB and 8-K. This will make it more difficult for investors to obtain information about our business and financial condition. In addition, upon deregistration, our common stock will no longer be eligible for trading on the OTC Bulletin Board. We expect that our common stock will be quoted on the Pink Sheets but can make no assurances that any broker will continue to make a market in our common stock. Trading on the Pink Sheets will likely make it more difficult to trade shares of our common stock and for us to raise funds through an issuance of our stock due to generally limited trading volume on the Pink

Sheets and lack of institutional investor interest in and research analyst coverage of stocks traded on the Pink Sheets. Notwithstanding the foregoing, however, we would be required to re-register our common stock under the Securities Exchange Act of 1934 if Oryx exceeds the minimum requirements for registration under the Act at some point in the future. In such event, the cost-savings and reduced administrative burden associated with deregistration would be lost and we would be required to comply with SEC reporting requirements and the other provisions of the Act. Further, there can be no assurance that upon re-registration any broker will make a market for our common stock on the OTC Bulletin Board or on any other listing service.


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

As a result of various transactions previously entered by us, as of August 31, 2005, there were outstanding convertible securities, warrants and options for the conversion and purchase of up to approximately 422,931 shares of common stock. This represents significant additional potential dilution for our existing stockholders. The shares of common stock issuable upon conversion of convertible securities or exercise of warrants are not included in currently outstanding shares. In addition, as a result of the anti-dilution provisions included in certain of these convertible securities, there may be further dilution based on the price at which we issue other securities in the future.


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

                                     PART II

                                OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     On July 22, 2005, we completed a private placement of 120,975 shares of our common stock at a purchase price of $1.50 per share with a group of investors, resulting in cash proceeds to us of $181,463. In connection with this offering the investors cancelled warrants exercisable for 120,975 shares. These securities were offered and issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.


Item 5.  Other Information.


On October 14, 2005, we filed an application with the Securities and Exchange Commission ("SEC") to deregister our common stock under the Securities Exchange Act of 1934. When the deregistration is effective, we will no longer be required to file specified forms and reports with the SEC, including reports on Forms 10-KSB, 10-QSB and 8-K. Our common stock will then no longer be eligible for trading on the OTC Bulletin Board and will be traded only on the Pink Sheets. It will be more difficult to obtain information about us and to trade our common stock.


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


                                 ORYX TECHNOLOGY CORP.

  Dated:  October 14, 2005       By: /s/ Philip J. Micciche
                                    -------------------------------------------
                                     Philip J. Micciche
                                     President, Chief Executive Officer, Chief
                                     Financial Officer and Director (Principal
                                     Executive Officer and Principal Financial
                                     and Accounting Officer)